Form 10-Q
period 2002-03-31
DDI CORP; DDI CAPITAL CORP/DYNAMIC DETAILS INC
filed 2002-05-15
CIK 1104252, 1050119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Numbers:

DDi Corp.	000-30241
DDi Capital Corp.	333-41187

DDi CORP.
DDi CAPITAL CORP.
(Exact name of registrants as specified in their charters)

Delaware California	06-1576013 33-0780382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle Anaheim, California	92806
(Address of principal executive offices)	(Zip code)

(714) 688-7200
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

As of May 8, 2002, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

As of May 8, 2002, DDi Corp. had 48,002,453 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: DDi Corp. (“DDi Corp.” f/k/a DDi Holdings Corp.) and DDi Capital Corp. (“DDi Capital”). Except where the context clearly indicates otherwise, any references in this report to “DDi Corp.” includes all subsidiaries of DDi Corp. including DDi Capital. DDi Capital makes no representation as to the information contained in this report in relation to DDi Corp. and its subsidiaries other than DDi Capital.

DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

DDi CORP.

DDi CAPITAL CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DDi CAPITAL CORP. AND DDi CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	DDi Capital		DDi Corp.
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,700	$17,569	$13,204	$23,629
Marketable securities—available for sale	15,613	21,886	17,453	21,886
Accounts receivable, net	30,556	30,385	43,419	42,548
Inventories	17,317	15,196	26,119	24,030
Prepaid expenses and other	2,720	1,766	4,221	3,178
Income tax receivable	5,291	5,291	5,290	5,290
Deferred income taxes	13,053	12,241	13,893	12,241

Total current assets	93,250	104,334	123,599	132,802
Property, plant and equipment, net	79,563	79,134	107,142	106,869
Debt issuance costs, net	5,656	6,280	9,012	9,778
Goodwill and other intangibles, net	128,279	144,577	200,801	218,984
Deferred income taxes	3,315	—	3,133	—
Other	1,920	1,824	2,580	2,384

	$311,983	$336,149	$446,267	$470,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$16,950	$17,184	$17,448	$17,845
Revolving credit facility
Revolving credit facilities	—	—	4,892	2,975
Accounts payable	14,810	14,470	26,812	26,767
Accrued expenses and other	17,375	18,234	25,619	28,119
Income taxes payable	130	188	2,236	2,369

Total current liabilities	49,265	50,076	77,007	78,075
Long-term debt and capital lease obligations	126,635	138,982	248,685	260,977
Notes payable and other	6,544	7,665	6,544	7,665
Deferred tax liabilities	—	784	—	1,628

Total liabilities	182,444	197,507	332,236	348,345

Commitments and contingencies

Stockholders’ equity:
Common stock, additional paid-in capital and other	543,361	546,711	541,190	540,983
Accumulated other comprehensive income (loss)	(630)	565	(7,035)	(4,311)
Accumulated deficit	(413,192)	(408,634)	(420,124)	(414,200)

Total stockholders’ equity	129,539	138,642	114,031	122,472

	$311,983	$336,149	$446,267	$470,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Net sales	$46,981	$118,682	$62,488	$140,709
Cost of sales	42,181	74,808	56,159	88,150

Gross profit	4,800	43,874	6,329	52,559
Operating expenses:
Sales and marketing	5,760	8,813	6,224	9,444
General and administrative	2,981	5,254	4,340	7,137
Amortization of intangibles	—	4,482	—	5,708

Operating income (loss)	(3,941)	25,325	(4,235)	30,270

Interest expense (net)	3,472	6,073	5,399	7,218

Income (loss) before income taxes and extraordinary loss	(7,413)	19,252	(9,634)	23,052
Income tax benefit (expense)	2,855	(8,846)	3,708	(10,323)

Income (loss) before extraordinary loss	(4,558)	10,406	(5,926)	12,729
Extraordinary loss—early extinguishment of debt, net of income tax benefit of $4,505	—	7,046	—	7,046

Net income (loss)	$(4,558)	$3,360	$(5,926)	$5,683

Income (loss) per share—basic:
Before extraordinary loss			$(0.12)	$0.27
Extraordinary loss			$—	$(0.15)

Net income (loss)			$(0.12)	$0.12

Income (loss) per share—diluted:
Before extraordinary loss			$(0.12)	$0.27
Extraordinary loss			$—	$(0.15)

Net income (loss)			$(0.12)	$0.12

Weighted average shares used to compute income (loss) per share:
Basic			47,972,523	45,998,272

Diluted			47,972,523	47,684,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Net income (loss)	$(4,558)	$3,360	$(5,926)	$5,683
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	—	(1,552)	(3,616)
Cumulative affect of adoption of SFAS No. 133	—	(627)	—	(1,150)
Unrealized loss on interest rate swaps, net of income tax effect	(1,141)	(2,630)	(1,137)	(2,673)
Unrealized holding gain (loss) on marketable securities—available for sale	(32)	34	(33)	34

Comprehensive income (loss)	$(5,753)	$137	$(8,648)	$(1,722)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.
	Three Months Ended March,		Three Months Ended March 31,
	2002	2001	2002	2001
Cash flows from operating activities:
Net cash provided by operating activities	$5,611	$37,473	$765	$38,066

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,260)	(8,097)	(3,914)	(10,482)
Purchases of marketable securities	—	(26,064)	(1,848)	(26,064)
Proceeds from sales of marketable securities	6,241	9,667	6,247	9,667
Acquisition of Thomas Walter	—	—	—	(24,500)
Acquisition-related cash receipts/(expenditures), net	248	(124)	34	(124)

Net cash provided by (used in) investing activities	3,229	(24,618)	519	(51,503)

Cash flows from financing activities:
Net principal payments on long-term debt	(12,616)	(100,969)	(12,616)	(101,691)
Net borrowings on revolving credit facilities	—	—	1,981	—
Proceeds from issuance of convertible subordinated notes	—	—	—	100,000
Payments on other notes payable	(74)	(25)	(74)	(25)
Principal payments on capital lease obligations	(410)	(585)	(618)	(725)
Payment of debt issuance costs	—	(2,751)	—	(6,697)
Payment of pro-rata portion of deferred swap liability	(620)	—	(620)	—
Capital contribution from Parent, net	(3,999)	160,743	—	—
Repayment of stockholder receivable	—	—	110	—
Net proceeds from issuance of common stock through follow-on public offering	—	—	—	66,975
Costs incurred in connection with the issuance of common stock through follow-on public offering	—	—	—	(801)
Issuance of common stock through Employee Stock
Purchase Plan	—	—	3	—
Proceeds from exercise of stock options	—	—	99	1,653

Net cash provided by (used in) financing activities	(17,719)	56,413	(11,735)	58,689

Effect of exchange rate changes on cash	10	—	26	1,284

Net (decrease) increase in cash and cash equivalents	(8,869)	69,268	(10,425)	46,536

Cash and cash equivalents, beginning of year	17,569	39,629	23,629	66,874

Cash and cash equivalents, end of period	$8,700	$108,897	$13,204	$113,410

Supplemental disclosure of cash flow information:
Non-cash operating activities:
During the three months ended March 31, 2002, depreciation was approximately $4.2 million for DDi Capital and approximately $5.4 million for DDi Corp.
During the three months ended March 31, 2001, depreciation and amortization expense was approximately $9.0 million for DDi Capital and $11.0 million for DDi Corp.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and its subsidiaries and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). The unaudited condensed consolidated financial statements for DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, include the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

The unaudited condensed consolidated financial statements of DDi Corp. include the results of Thomas Walter Limited (“Thomas Walter”) commencing on March 5, 2001, the date of acquisition of Thomas Walter (see Note 7), Nelco Technology, Inc. (“Nelco”) commencing on April 27, 2001, the date of acquisition of Nelco’s assets (see Note 8), Olympic Circuits Canada (“Olympic”) commencing on May 9, 2001, the date of acquisition of Olympic (see Note 9) and Altatron Technology Inc. (“Altatron”) commencing on June 4, 2001, the date of acquisition of Altatron’s assets (see Note 10). All intercompany transactions have been eliminated in consolidation.

In October 1997, the predecessor of DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, the predecessor of DDi Corp. incorporated DDi Capital as a wholly-owned subsidiary and, in February 1998, contributed substantially all its assets (including the shares of common stock of Dynamic Details), subject to certain liabilities, including senior discount notes to DDi Capital. In July 1998, the predecessor of DDi Corp. incorporated Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM and subsequently combined MCM with its other European operations to form DDi Europe. DDi Europe, Dynamic Details and Dynamic Details Design, LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating subsidiaries of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

This report on Form 10-Q for the quarter ended March 31, 2002 should be read in conjunction with the audited financial statements presented in the DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Description of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services. The Company serves over 2,000 customers in the communications, networking, computer, medical, automotive industrial and aerospace industries.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):
	DDi Capital		DDi Corp.
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Raw materials	$11,682	$9,868	$16,010	$14,325
Work-in-process	3,595	3,493	7,178	6,840
Finished goods	2,040	1,835	2,931	2,865

Total	$17,317	$15,196	$26,119	$24,030

NOTE 3.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	DDi Capital		DDi Corp.
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Senior Term Facility (a)	$123,203	$135,819	$123,203	$135,819
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
12.5% Capital Senior Discount Notes (b)	14,923	14,478	14,923	14,478
DDi Europe Facilities Agreement (c)	—	—	21,388	21,840
Capital lease obligations	5,459	5,869	6,619	6,685

Sub-total	143,585	156,166	266,133	278,822
Less current maturities	(16,950)	(17,184)	(17,448)	(17,845)

Total	$126,635	$138,982	$248,685	$260,977

(a)
The Senior Term Facility, together with the Revolving Credit Facility, which had no amounts outstanding as of March 31, 2002 and December 31, 2001, comprise the Senior Credit Facility. Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of March 31, 2002, was 9.66%.

(b)	Face amount of $16,090 at March 31, 2002 and December 31, 2001, net of unamortized discount of $1,167 and $1,612 at March 31, 2002 and December 31, 2001, respectively.
(c)	Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of March 31, 2002, was 8.42%.

NOTE 4.    DERIVATIVES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at March 31, 2002 is included in current and long-term liabilities in the condensed consolidated balance sheets.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    EARNINGS PER SHARE

Basic and diluted earnings per share—DDi Corp. has adopted the provisions of SFAS No. 128 “Earnings Per Share.” SFAS No. 128 requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

	DDi Corp.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(in thousands, except share amounts)
Numerator:
Income (loss) before extraordinary item	$(5,926)	$12,729
Extraordinary item	—	7,046

Net income (loss) allocable to common stock	$(5,926)	$5,683

Denominator:
Weighted average shares of common stock outstanding (basic)	47,972,523	45,998,272
Dilutive potential common shares:
Stock options and warrants	—	1,686,566

Shares used in computing diluted income (loss) per share	47,972,523	47,684,838

NOTE 6.    PUBLIC OFFERING

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase a portion of the Capital Senior Discount Notes and all of the Senior Subordinated Notes (see Note 16).

NOTE 7.    ACQUISITION OF THOMAS WALTER

On March 5, 2001, DDi Europe completed the acquisition of Thomas Walter, a leading circuit board manufacturer based in Marlow, England for approximately $24.5 million, plus expenses of $0.3 million. Thomas Walter is a well-established provider of complex, quick-turn rigid and rigid-flex printed circuit boards for the European electronics industry.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill and identifiable intangible assets.

Goodwill generated in the acquisition of Thomas Walter has an assigned value of approximately $17.0 million. The identifiable intangibles consist of developed technologies and assembled workforce. The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition. The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    ACQUISITION OF NELCO TECHNOLOGY

On April 27, 2001, Dynamic Details completed the acquisition of certain of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.

NOTE 9.    ACQUISITION OF OLYMPIC CIRCUITS CANADA

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million. No contingent consideration has been earned or recorded as of March 31, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill.

NOTE 10.    ACQUISITION OF ALTATRON TECHNOLOGY

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of March 31, 2002. If contingent consideration is earned and paid, it will be capitalized as additional purchase price.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. The excess of the purchase price was allocated to goodwill.

NOTE 11.    UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of Thomas Walter, Nelco, Olympic and Altatron for the period January 1, 2002 through March 31, 2002. The following pro forma information for the three months ended March 31, 2001 presents net sales, income before extraordinary item, and net income for each of these periods as if the Thomas Walter, Nelco, Olympic and Altatron transactions were consummated on January 1, 2001.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Three months ended March 31, 2001
(in millions, except per share data)
Net Sales:
DDi Capital	$127.5
DDi Corp.	$153.0
Income Before Extraordinary Item:
DDi Capital	$9.8
DDi Corp.	$12.2
Net Income:
DDi Capital	$2.8
DDi Corp.	$5.2
DDi Corp. net income per share of common stock—basic	$0.11
DDi Corp. net income per share of common stock—diluted	$0.11

NOTE 12.    SEGMENT REPORTING

The Company has adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. The Company operates in two geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so. During the three months ended March 31, 2002 there were no material assets in or revenues realized from any individual foreign country.

The following summarizes financial information for DDi Corp. by geographic area:

	Three months ended March 31,
	2002	2001
	(in thousands)
Net sales:
Domestic	$44,739	$105,979
Europe	15,980	25,850
Other	1,769	8,880

Total	$62,488	$140,709

Net sales by geographic area for DDi Capital for the three months ended March 31, 2002 and 2001 were the same as DDi Corp. except the sales to Europe were $0.5 million and $3.8 million for the three months ended March 31, 2002 and 2001, respectively.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	December 31,
	2002	2001
	(in thousands)
Long-lived assets:
Domestic	$208,435	$222,101
International	114,233	115,914

Total	$322,668	$338,015

Long-lived assets for DDi Capital as of March 31, 2002 and December 31, 2001 consist of $205.3 million and $218.6 million, respectively, in domestic long-lived assets and $13.5 million and $13.2 million, respectively, in international long-lived assets.

NOTE 13.    GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually.

In adopting these pronouncements, the Company evaluated its identifiable intangible assets for recognition apart from goodwill. At the date of adoption, identifiable intangible assets consisted of developed technologies, assembled workforce and customer relationships. Such assets were not deemed to be separable from goodwill. Accordingly, the balances of these intangible assets at January 1, 2002, with an aggregate net carrying amount of $45.6 million (consisting of a gross cost of $90.8 million and associated accumulated amortization of $45.2 million), were reclassified to goodwill. In addition, the Company also reclassified approximately $16.6 million of deferred tax liabilities associated with these intangible assets to goodwill. In accordance with SFAS No. 142, as of the date of adoption, the Company prospectively ceased amortization of goodwill and instead conducts periodic tests of impairment. Based on the Company’s impairment testing following the adoption of these pronouncements, no impairment was recognized.

The Company operates in one reportable segment (see Note 12). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000 and the Thomas Walter purchase transaction in 2001. The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill. All other goodwill is related to the Company’s North American operations.

Goodwill information, net of accumulated amortization, for each reporting unit is as follows (in thousands):

March 31, 2002
North America	$128,279
Europe	72,522

Total	$200,801

Goodwill for DDi Capital as of March 31, 2002 consists entirely of the North American goodwill.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the three months ended March 31, 2001 if the new accounting standards had been applied beginning January 1, 2001 (in thousands):

	DDi Capital	DDi Corp.
Net income, as reported	$3,360	$5,683
Add back: goodwill and intangibles amortization, net of tax effect	3,498	4,594

Pro forma net income	$6,858	$10,277

Basic earnings per share, as reported		$0.12
Add back: goodwill and intangibles amortization, net of tax effect		0.10

Pro forma basic earnings per share		$0.22

Diluted earnings per share, as reported		$0.12
Add back: goodwill and intangible amortization, net of tax effect		0.10

Proforma diluted earnings per share		$0.22

NOTE 14.    RESTRUCTURING AND OTHER RELATED CHARGES

In October 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In conjunction with the closure of the Garland and Marlborough facilities, DDi Corp. and DDi Capital recorded charges in the fourth quarter of 2001 totaling $79.8 million and $79.4 million, respectively. Of these amounts, $3.7 million represent restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment, and $9.2 million for DDi Corp. and $8.8 million for DDi Capital in accrued restructuring expenses. Such accrued restructuring expenses represented $4.4 million in estimated facilities closure costs, $3.5 million for DDi Corp. and $3.1 million for DDi Capital in severance and related expenses associated with the involuntary termination of the 208 staff and management employees from the plant closures and changes in senior management undertaken in the fourth quarter of 2001, and $1.3 million in other exit costs. Total accrued restructuring expenses at December 31, 2001 were $6.4 million for DDi Corp. and $6.1 million for DDi Capital. During the quarter ended March 31, 2002, approximately $1.6 million for both DDi Corp. and DDi Capital was expended in cash, leaving a balance at March 31, 2002 of $4.8 million and $4.5 million for DDi Corp. and DDi Capital, respectively.

NOTE 15.    COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for DDi Capital and DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains (losses) on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001 (see Note 4). In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive loss for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.

DDi CAPITAL CORP. AND DDi CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    EXTRAORDINARY ITEMS

During the quarter ended March 31, 2001, Dynamic Details recorded, as extraordinary items, the write-off of unamortized debt issuance costs of approximately $3.3 million, the payment of repurchase premium of approximately $7.8 million, and direct transaction costs of approximately $0.4 million, net of related income taxes of $4.5 million, related to the repurchase of the Dynamic Details Senior Subordinated Notes funded from the net proceeds of DDi Corp.’s February 14, 2001 follow-on public offering (see Note 6).

NOTE 17.    RECENT ACCOUNTING PRONOUNCEMENT

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company anticipates that costs incurred in connection with the early extinguishment of debt will be included as a component of operating income (loss). Similar costs for periods prior to adoption are required to be reclassified from extraordinary item presentation.

NOTE 18.    SUBSEQUENT EVENTS

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp., formerly known as DDi Holdings Corp. (“DDi Corp.”), provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, DDi Europe Limited (“DDi Europe”) and Dynamic Details, Incorporated (“Dynamic Details”), we target customers that are characterized by new product development programs demanding the rapid application of advanced technology and design.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), DDi Europe and Dynamic Details.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales

DDi Capital net sales decreased $71.7 million (60%) to $47.0 million for the three months ended March 31, 2002, from $118.7 million for the same period in 2001. DDi Corp. net sales decreased $78.2 million (56%) to $62.5 million for the three months ended March 31, 2002, from $140.7 million for the same period in 2001. Such decreases in net sales are attributable to reductions in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit

DDi Capital gross profit decreased $39.1 million (89%) to $4.8 million for the three months ended March 31, 2002, from $43.9 million for the same period in 2001. DDi Corp. gross profit decreased $46.3 million (88%) to $6.3 million for the three months ended March 31, 2002, from $52.6 million for the same period in 2001. The decreases in the Company’s gross profit resulted from the lower level of sales generated in 2002, which reduced absorption of fixed manual overhead. The impact of the decrease in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses

DDi Capital sales and marketing expenses decreased $3.0 million (34%) to $5.8 million for the three months ended March 31, 2002, from $8.8 million for the same period in 2001. DDi Corp. sales and marketing expenses decreased $3.2 million (34%) to $6.2 million for the three months ended March 31, 2002, from $9.4 million for the same period in 2001. Such decreases in sales and marketing expenses are primarily due to the lower level of sales generated in 2002, as well as cost control measures.

General and Administrative Expenses

DDi Capital general and administrative expenses decreased $2.3 million (43%) to $3.0 million for the three months ended March 31, 2002, from $5.3 million for the same period in 2001. DDi Corp. general and administrative expenses decreased $2.8 million (39%) to $4.3 million for the three months ended March 31, 2002, from $7.1 million for the same period in 2001. Such decreases in general and administrative expenses are due to the lower level of sales generated in 2002, as well as cost control measures.

Amortization of Intangibles

Amortization of intangibles for the three months ended March 31, 2001 was $4.5 million for DDi Capital and $5.7 million for DDi Corp. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (see Note 13 to the condensed consolidated financial statements). As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the three months ended March 31, 2002.

Net Interest Expense

DDi Capital net interest expense decreased $2.6 million (43%) to $3.5 million for the three months ended March 31, 2002, from $6.1 million for the same period in 2001. Such decrease in net interest expense is due primarily to the redemption of the Senior Subordinated Notes in March 2001, the redemption of the Capital Senior Discount Notes during the second quarter of 2001, and a decrease in interest expense relating to the Senior Term Loans (inclusive of the impact of related interest rate exchange agreements) partially offset by a decrease in interest income. The decrease in interest income is primarily due to the utilization of cash and marketable securities for the aforementioned debt redemptions. DDi Corp. net interest expense decreased $1.8 million (25%) to $5.4 million for the three months ended March 31, 2002, from $7.2 million for the same period in 2001. Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital, partially offset by interest expense incurred from the issuance of the 5.25% Convertible Subordinated Notes in February 2001.

Income Taxes

DDi Capital income taxes decreased $11.7 million to a benefit of $2.9 million for the three months ended March 31, 2002, from an $8.8 million expense for the same period in 2001. DDi Corp. income taxes decreased $14 million to a benefit of $3.7 million for the three months ended March 31, 2002, from a $10.3 million expense for the same period in 2001. Such decreases in tax provisions reflect the Company’s realization of taxable losses in the current period, as compared to taxable income in the prior period. The provisions for income taxes are based upon the Company’s expected effective tax rate in the respective fiscal year.

Liquidity and Capital Resources

As of March 31, 2002, cash, cash equivalents and marketable securities were $24.3 million for DDi Capital and $30.7 million for DDi Corp., compared to $39.5 million for DDi Capital and $45.5 million for DDi Corp. as of December 31, 2001. Our principal sources of liquidity to fund ongoing operations are cash provided by operations, existing cash, cash equivalents and marketable securities available for sale.

Net cash provided by operating activities for the three months ended March 31, 2002 was $5.6 million for DDi Capital and $0.8 million for DDi Corp., compared to $37.5 million for DDi Capital and $38.1 million for DDi Corp. for the three months ended March 31, 2001.

Capital expenditures for the three months ended March 31, 2002 were $3.3 million for DDi Capital and $3.9 million for DDi Corp., compared to $8.1 million for DDi Capital and $10.5 million for DDi Corp. for the three months ended March 31, 2001.

As of March 31, 2002, DDi Capital and DDi Corp. had long-term borrowings of $126.6 million and $248.7 million, respectively. Dynamic Details has a $75.0 million revolving credit facility for revolving credit loans, letters of credit and swing line loans. Access to the full amount of the revolving credit facility is subject to conditions set forth in the credit facility agreement. Under an amendment to the Dynamic Details senior credit facility in December 2001, the maximum we can borrow under the revolving credit facility is limited to $37.5 million until mid-2003. At March 31, 2002, Dynamic Details had no amounts outstanding under this revolving credit facility and had $1.2 million reserved against the facility for a letter of credit and had $36.3 available for borrowing under the facility. Our European operating subsidiary, DDi Europe, has $9.4 million available for borrowing under its revolving credit facility. At March 31, 2002, we had $4.9 million outstanding under this revolving credit facility.

The following table shows, on a pro-forma basis, our contractual cash obligations and commercial commitments as if the $100.0 million private offering of 6.25% Convertible Subordinated Notes and the $47.9 million repayment of the Senior Term Facility (see Note 18 to the condensed consolidated financial statements) had been completed as of March 31, 2002:

Payments Due by Period
(in millions)

	DDi Capital
	For the Nine Months Ending December 31,	Year Ending December 31,
Commitments	2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt	$6.8	$11.0	$24.7	$32.8	$—	$16.1	$91.4
Capital Lease Obligations	1.2	1.5	1.4	1.3	—	—	5.4
Operating Leases	5.0	5.8	5.0	5.0	3.7	12.3	36.8

Total Commitments	$13.0	$18.3	$31.1	$39.1	$3.7	$28.4	$133.6

	DDi Corp.
	For the Nine Months Ending December 31,	Year Ending December 31,
Commitments	2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt	$6.8	$15.4	$29.1	$37.1	$4.4	$220.4	$313.2
Capital Lease Obligations	1.8	1.8	1.6	1.4	—	—	6.6
Operating Leases	6.7	7.7	6.8	6.7	5.4	29.2	62.5

Total Commitments	$15.3	$24.9	$37.5	$45.2	$9.8	$249.6	$382.3

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders. The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses. Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses. The net proceeds of both transactions were used to repurchase a portion of the DDi Capital senior discount notes and all of the Dynamic Details senior subordinated notes (see Note 6 and Note 16 to the condensed consolidated financial statements).

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.

On March 26, 2002, Moody’s Investors Services downgraded the credit rating of the Dynamic Details senior credit facility to B1, the DDi Capital senior discount notes and DDi Corp. 5.25% convertible subordinated notes to Caa1, the senior implied rating to B1 and the senior unsecured issuer rating to Caa1. Moody’s also assigned a Caa1 rating to DDi Corp.’s 6.25% convertible subordinated notes due 2007. On May 2, 2002, Standard & Poor’s lowered its corporate credit and senior secured bank loan ratings on DDi Corp. to B from B+ and lowered DDi Corp.’s 5.25% convertible subordinated note rating to CCC+ from B-. Standard & Poor’s also lowered the ratings on DDi Capital Corp., to B from single B+, and lowered its senior discount note ratings to CCC+ from B-. We believe that these rating agency downgrades will not have a material adverse impact on our liquidity.

Based upon the current level of operations, we believe that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Forward-Looking Statements

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; (2) the ability to sustain historical margins as the industry develops; (3) increased competition; (4) increased costs (5) loss or retirement of key members of management; (6) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (8) inability to consummate acquisitions on attractive terms. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described herein under the heading “Factors That May Affect Future Results” contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.

Factors That May Affect Future Results

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2002, our total debt was approximately $143.6 million for DDi Capital and $271.0 million for DDi Corp. As of March 31, 2002, we had $36.3 million available under the Dynamic Details senior credit facility for future borrowings for general corporate purposes and working capital needs. In addition, subject to the restrictions in the DDi Corp. convertible subordinated notes, DDi Capital senior discount notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

As a result of our level of debt and the terms of our debt instruments:

•	our vulnerability to adverse general economic conditions is heightened;

•	we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•
we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•	we are sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

Our ability to pay principal and interest on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings under the Dynamic Details senior credit facility and the DDi Europe facilities agreement or successor facilities. We anticipate that our existing cash and marketable securities, operating cash flow, amounts available under our existing credit facilities and the proceeds of DDi Corp.’s public offerings, will be sufficient to meet our operating expenses and to service our debt requirements as they become due. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Business Cycles of the End Markets We Serve; Potential Material Adverse Effects Relating to Our Indebtedness

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles. Some of these cycles show predictability from year to year. However, other cycles are unpredictable in commencement, depth and duration. The communications industry entered into a significant downturn in late 2000, which continues as of this date. This has had a negative impact on our revenues and operating performance for the three months ended March 31, 2002 and has continued to have a negative impact on our revenues and operating performance during the second quarter of 2002. The failure of such industries to recover, a worsening of the downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating margins.

If our revenues and our operating performance do not improve significantly, there is significant risk that DDi Europe and Dynamic Details will not be able to meet specified financial ratios and satisfy certain financial condition tests, including a minimum EBITDA covenant contained in the Dynamic Details senior credit facility.

As a result of the foregoing, we may be required to commence discussions with our lenders regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the Dynamic Details senior credit facility and our other indebtedness. We do not currently have any agreement with any lenders with respect to any such forbearance, amendments, waivers or restructuring, and there can be no assurance that any such agreement could be obtained.

Any increase in our debt service requirements or any reduction in amounts available for borrowing under the Dynamic Details senior credit facility or our other indebtedness could significantly affect our ability to meet debt service requirements, to fund capital expenditures, acquisitions, and working capital. There can be no assurance that the Dynamic Details senior credit facility or our other indebtedness would be renegotiated on terms acceptable to us.

If we are not able to comply with the current financial covenant levels, we will not be able to borrow under the Dynamic Details senior credit facility, and the lenders under this facility will have the right to declare the outstanding borrowings under the facility to be immediately due and payable and the exercise of all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the facility, which consists of substantially all of the assets of Dynamic Details and its subsidiaries.

Restrictions Imposed by Terms of Indebtedness

The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Depending on the specific circumstance, breach of any of these covenants could result in a default under some or all of our indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

Restrictions on DDi Corp.’s Ability to Use Funds from Its Operating Subsidiaries

DDi Corp. is a holding company, and a significant portion of its operations are conducted by its subsidiaries. DDi Corp.’s cash flow and its ability to service indebtedness are dependent to a large extent upon cash dividends and distributions or other transfers from its subsidiaries. In addition, any payment of dividends, distributions, loans or advances by DDi Corp.’s subsidiaries to DDi Corp. could be subject to restrictions on dividends imposed by the current and future debt instruments of its subsidiaries and applicable laws. Such payments to DDi Corp. by its subsidiaries are contingent upon the subsidiaries’ earnings. Any right that DDi Corp. has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary will be effectively subordinated to the claims of subsidiary creditors, including trade creditors and holders of debt issued by the subsidiary.

The Dynamic Details senior credit facility and the DDi Europe facilities agreement restrict the ability of Dynamic Details and DDi Europe to pay dividends or make loans to DDi Corp. If DDi Corp. does not have funds available from other sources to repay its indebtedness when due, DDi Corp. could attempt to refinance all or a portion of its indebtedness or seek the consent of its lenders to make the payments due, but there can be no assurance that DDi Corp. can obtain such consent. If DDi Corp. does not have funds available from other sources and is not able to obtain a consent of its lenders, DDi Corp. could not make the payments due under its indebtedness. DDi Corp.’s failure to make any payments due under its indebtedness would constitute an event of default under such indebtedness, which may constitute a default under the terms of our other indebtedness.

Technological Change and Process Development

The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Research and development expenses are expected to increase as manufacturers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We are more leveraged than some of our principal competitors, and therefore may not be able to respond to technological changes as quickly as these competitors.

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, net sales to our largest customer accounted for approximately 4.4% for DDi Capital and 6.3% DDi Corp. of their respective net sales for the first quarter ended March 31, 2002. Net sales to our ten largest customers accounted for approximately 20.8% for DDi Capital and 27.3% for DDi Corp of net sales during the same period. We may depend upon a core group of customers for a material percentage of their respective net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact revenues. In addition, we generate significant accounts receivable in connection with providing services to customers. If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Variability of Orders

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turnaround services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors. This could cause the market price of DDi Corp.’s common stock to decline.

Competition

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include independent small private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multilayer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility.

Competition in the complex quick-turn and longer-lead printed circuit board industry has increased due to the consolidation trend in the industry, which results in potentially better capitalized and more effective competitors. Our basic technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

Dependence on Acquisition Strategy

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or to finance and complete transactions that we select. In addition, existing credit facilities restrict our ability to acquire the assets or business of other companies. The attention of our management may be diverted, and operations may be otherwise disrupted. If we fail to effectively execute this acquisition strategy, the growth of our revenues may suffer and the price of DDi Corp.’s common stock may decline.

Ability to Integrate Acquired Businesses and Manage Expansion

Since December 1997, we have completed a merger with one company and acquired eight other companies. We have a limited history of owning and operating our businesses on a consolidated basis. We cannot assure you that we will be able to successfully integrate these companies and meet performance expectations without disrupting the quality and reliability of service to customers or diverting management resources. Our expected growth has placed and may continue to place a significant strain on our management, financial resources and information, operating and financial systems. If we are unable to successfully integrate these companies and manage this growth effectively, our rate of growth and revenues may be adversely affected.

Ability to Process Transferred Orders at Current Margins

During the fourth quarter of 2001, we closed two of our manufacturing facilities which required us to transfer associated orders to other facilities. This transfer has had a negative impact on our expected margins for these orders in the first quarter of 2002 and has negatively impacted our financial performance. We can provide no assurance that this will not occur in the future if we pursue additional restructuring.

Costs of International Expansion

We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM Electronics and Thomas Walter Limited, both United Kingdom companies, on April 14, 2000 and March 5, 2001, respectively. We also acquired Olympic Circuits Canada, a Canadian company, on May 9, 2001. In addition, in April 2001, we established Dynamic Details Japan as a sales office in Tokyo, Japan. Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We may not be able to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. Therefore, as we continue to expand internationally, we may not generate operating results consistent with historical performance, and the market price of DDi Corp.’s common stock may decline.

Intellectual Property

Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not rely on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party’s intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

Environmental Matters

Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we are a generator of hazardous wastes, we may be subject to potential financial liability for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. Violations of environmental laws could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby negatively impacting revenues and potentially causing the market price of DDi Corp.’s common stock to decline.

Dependence on Key Management

We depend on the services of our senior executives, including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future. Mr. McMaster is not a party to an employment agreement with us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Charter Documents and State Law Provisions

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Controlling Stockholders

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 6% of the outstanding common stock of DDi Corp. In addition, of the nine directors who serve on our board, three are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc. By virtue of such stock ownership and board representation, these entities will continue to have a significant influence over all matters submitted to our stockholders, including the election of our directors, and to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the DDi Capital senior discount notes and DDi Corp. convertible subordinated notes bear interest at fixed rates. We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (a) 3.00% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum. As of March 31, 2002, we had no amount outstanding under our revolving credit facility. Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the current swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility. From January 1, 2002 through December 31, 2002 we pay a fixed annual rate of 5.99%, from January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005 we pay a fixed annual rate of 6.99%. The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR. As of March 31, 2002, one-month LIBOR was 1.88%. If one-month LIBOR increased by 10% to 2.07%, interest expense related to the term loan facility portion would not increase over the twelve months ending March 31, 2003 due to the fixed rates under the swap agreements. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of March 31, 2002, was 9.66%.

Under the terms of the current swap agreement, DDi Europe pays a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement, through September 2002. As of March 31, 2002, the swap covers approximately 100% of the outstanding debt under the facilities agreement. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. The DDi Europe facilities agreement bears interest based on three-month LIBOR. As of March 31, 2002, three-month LIBOR was 2.03%. If three-month LIBOR increased by 10% to 2.23%, interest expense related to the term loan facility would not increase due to the fixed rate of 6.92% under the swap agreement. The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of March 31, 2002, was 8.42%.

A change in interest rates would not have an effect on our interest expense on the DDi Capital senior discount notes or DDi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based on our forecasts, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending March 31, 2003. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

PART II OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

On April 2, 2002, DDi Corp. sold $100.0 million aggregate principal amount of 6.25%Convertible Subordinated Notes due April 1, 2007 in a private offering to J.P. Morgan Securities Inc. and Robertson Stephens, Inc., the initial purchasers of the notes. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Act”). The notes were subsequently sold to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Act. These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. We issued the notes to the initial purchasers at a 3% discount. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes. In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability. The notes are redeemable by DDi Corp. any time on or after December 21, 2004 at specified prices. In connection with the sale of the notes, DDi Corp. entered into a registration rights agreement, pursuant to which DDi Corp. agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q.

Exhibit	Description

10.1
Purchase Agreement dated as of March 26, 2002 among DDi Corp., as issuer, and J.P. Morgan Securities Inc. and Robertson Stephens, Inc, as the Initial Purchasers of DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007.

10.2	Registration Rights Agreement dated as of April 2, 2002 among DDi Corp. and J.P. Morgan Securities Inc. and Robertson Stephens, Inc.

10.3	Indenture dated April 2, 2002 between DDi Corp., as Issuer, and State Street Bank and Trust Company, as Trustee, relating to DDi Corp.’s 6.25% Convertible Subordinated Notes due 2007

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended March 31, 2002:

(i)  On January 3, 2002, DDi Corp. and DDi Capital Corp. filed a Current Report on Form 8-K reporting (i) the retirement of Charles D. Dimick, as Chairman, of DDi Corp. and (ii) the retirement of Martin Malone, as President and Chief Executive Officer of DDi Europe.

(ii)  On March 26, 2002, DDi Corp. filed a Current Report on Form 8-K reporting that DDi Corp. had commenced a private offering of convertible subordinated notes due 2007.

(iii)  On March 27,2002, DDi Corp. filed a Current Report on Form 8-K reporting the pricing of DDi Corp’s private offering of convertible subordinated notes due 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the          th day of May 2002 .

DDi CORP.

By:	/s/ JOSEPH P. GISCH
Joseph P. Gisch Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the          th day of May 2002 .

DDi CAPITAL CORP.

By:	/s/ JOSEPH P. GISCH
Joseph P. Gisch Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)