Form 10-Q
period 2002-09-30
DDI CORP; DDI CAPITAL CORP/DYNAMIC DETAILS INC
filed 2002-11-14
CIK 1104252, 1050119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________

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

               Indicate by check mark whether DDi Corp. and DDi Capital Corp.: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

☒	Yes	☐	No.

               As of November 6, 2002, all of the voting stock of DDi Capital Corp. was held by DDi Intermediate Holdings Corp., and all of the voting stock of DDi Intermediate Holdings Corp. was held by DDi Corp.

               As of November 6, 2002, DDi Corp. had 48,380,411 shares of common stock, par value $0.01 per share, outstanding and DDi Capital Corp. had 1,000 shares of common stock, par value $0.01 per share, outstanding.

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

               DDi Capital meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and is filing this form with the reduced disclosure format pursuant to General Instruction H(2).

DDi CORP.
DDi CAPITAL CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature.  The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas.  The Company cautions readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements.  All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain.  Therefore, undue reliance should not be placed on such estimates and statements.  No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.  Factors that may cause such differences include: (a) changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; (b) success of our restructuring efforts; (c) the ability to sustain historical margins as the industry develops; (d) increased competition; (e) increased costs; (f) loss or retirement of key members of management; (g) increases in our cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (h) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (i) inability to consummate acquisitions on attractive terms.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experiences to differ from our current expectations regarding the relevant matter or subject area.  In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described herein in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Factors That May Affect Future Results,” however, the operations and results of our business also may be subject to the effect of other risks and uncertainties.  Such risks and uncertainties include, but are not limited to, items described from time-to-time in our registration statements and periodic reports filed with the Securities and Exchange Commission.  The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 1.  Financial Statements

DDi CAPITAL CORP. AND DDi CORP.
 Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.

	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$37,373	$17,569	$39,159	$23,629
Marketable securities - available for sale	2,221	21,886	2,672	21,886
Cash, cash equivalents and marketable securities - restricted	6,250	—	6,250	—
Accounts receivable, net	28,451	30,385	38,013	42,548
Inventories	18,761	15,196	29,314	24,030
Prepaid expenses and other	3,765	1,766	5,553	3,178
Income tax receivable	—	5,291	—	5,290
Deferred income taxes	6,848	12,241	6,848	12,241

Total current assets	103,669	104,334	127,809	132,802
Property, plant and equipment, net	60,095	79,134	88,310	106,869
Debt issuance costs, net	3,975	6,280	10,870	9,778
Goodwill and other intangibles, net	77,221	144,577	136,120	218,984
Deferred income taxes	11,151	—	13,635	—
Cash, cash equivalents and marketable securities - restricted	6,250	—	6,250	—
Other	1,511	1,824	2,186	2,384

Total assets	$263,872	$336,149	$385,180	$470,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$12,341	$17,184	$16,233	$17,845
Revolving credit facilities	—	—	—	2,975
Accounts payable	17,222	14,470	27,358	26,767
Accrued expenses and other	15,990	18,234	27,558	28,119
Income taxes payable	239	188	1,097	2,369

Total current liabilities	45,792	50,076	72,246	78,075
Long-term debt and capital lease obligations	79,308	138,982	299,708	260,977
Notes payable and other	5,562	7,665	5,562	7,665
Deferred income taxes	—	784	—	1,628

Total liabilities	130,662	197,507	377,516	348,345

Commitments and contingencies
Stockholders’ equity:
Common stock, additional paid-in-capital and other	633,490	546,711	541,513	540,983
Accumulated other comprehensive income (loss)	(5,453)	565	(4,732)	(4,311)
Accumulated deficit	(494,827)	(408,634)	(529,117)	(414,200)

Total stockholders’ equity	133,210	138,642	7,664	122,472

Total liabilities and stockholders’ equity	$263,872	$336,149	$385,180	$470,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
 Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$44,876	$53,762	$139,230	$237,609
Cost of sales	39,176	46,383	123,673	166,040
Restructuring-related inventory impairment	—	—	3,397	—

Gross profit	5,700	7,379	12,160	71,569
Operating expenses:
Sales and marketing	4,765	5,717	16,133	19,706
General and administration	2,423	3,010	8,385	11,301
Amortization of intangibles	—	4,581	—	13,575
Goodwill impairment	7,000	—	52,000	—
Restructuring and other related charges	8,733	—	22,542	—

Operating income (loss)	(17,221)	(5,929)	(86,900)	26,987
Interest rate swap valuation	—	8,285	—	8,285
Interest expense (net) and other expense (net)	2,444	2,806	6,561	31,938

Loss before income taxes	(19,665)	(17,020)	(93,461)	(13,236)
Income tax benefit	4,933	6,547	7,267	3,537

Net loss	$(14,732)	$(10,473)	$(86,194)	$(9,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$60,349	$70,583	$184,949	$297,131
Cost of sales	53,919	59,337	166,000	206,804
Restructuring-related inventory impairment	—	—	3,465	—

Gross profit	6,430	11,246	15,484	90,327
Operating expenses:
Sales and marketing	5,267	6,193	17,676	21,488
General and administration	3,989	4,584	12,940	16,375
Goodwill impairment	12,000	—	72,000	—
Restructuring and other related charges	9,051	—	23,485	—
Amortization of intangibles	—	5,771	—	17,288

Operating income (loss)	(23,877)	(5,302)	(110,617)	35,176
Interest rate swap valuation	—	8,285	—	8,285
Interest expense (net) and other expense (net)	6,218	4,644	15,968	37,038

Loss before income taxes	(30,095)	(18,231)	(126,585)	(10,147)
Income tax benefit	6,738	6,684	11,668	1,821

Net loss	$(23,357)	$(11,547)	$(114,917)	$(8,326)

Net loss per share - basic and diluted	$(0.48)	$(0.24)	$(2.39)	$(0.18)

Weighted average shares used to compute loss per share:
Basic and diluted	48,340,220	47,863,270	48,105,572	47,206,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP.
 Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(14,732)	$(10,473)	$(86,194)	$(9,699)
Other comprehensive income (loss):
Foreign currency translation adjustments	(148)	(560)	165	(359)
Cumulative effect of adoption of SFAS No. 133	—	—	—	(627)
Unrealized net gain (loss) on interest rate swaps, net of income tax effect	(1,131)	1,634	(6,144)	361
Unrealized holding gain (loss) on marketable securities - available for sale	(10)	37	(39)	80

Comprehensive loss	$(16,021)	$(9,362)	$(92,212)	$(10,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(23,357)	$(11,547)	$(114,917)	$(8,326)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,416	2,412	5,473	(974)
Cumulative effect of adoption of SFAS No. 133	—	—	—	(1,150)
Unrealized net gain (loss) on interest rate swaps, net of income tax effect	(1,025)	1,490	(5,855)	511
Unrealized holding gain (loss) on marketable securities - available for sale	(37)	37	(39)	80

Comprehensive loss	$(23,003)	$(7,608)	$(115,338)	$(9,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DDi Capital		DDi Corp.

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,623	$46,171	$(3,589)	$54,343

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,672)	(22,644)	(8,315)	(33,211)
Proceeds from sale of fixed assets	163	—	212	—
Purchases of marketable securities	—	(44,497)	(18,730)	(44,497)
Proceeds from sales of marketable securities	19,626	17,365	37,905	17,365
Investment in restricted assets	(12,500)	—	(12,500)	—
Acquisition of Thomas Walter	—	—	—	(24,534)
Acquisition of Nelco	—	(2,963)	—	(2,963)
Acquisition of Olympic	(750)	(12,684)	(750)	(12,684)
Acquisition of Altatron	—	(4,786)	—	(4,786)
Acquisition related expenditures, net	234	(535)	21	(601)

Net cash provided by (used in) investing activities	101	(70,744)	(2,157)	(105,911)

Cash flows from financing activities:
Net principal payments on long-term debt	(64,653)	(147,224)	(64,653)	(148,648)
Net payments on revolving credit facilities	—	(186)	(3,030)	(186)
Borrowings on DDi Europe Facilities Agreement	—	—	—	1,403
Proceeds from issuance of convertible subordinated notes	—	—	100,000	100,000
Payments on other notes payable	(458)	(691)	(458)	(691)
Principal payments on capital lease obligations	(1,241)	(1,350)	(1,942)	(2,025)
Payment of debt issuance costs	(1,142)	(2,820)	(5,392)	(6,800)
Capital contribution from Parent, net	87,404	158,054	—	—
Repayment of stockholder receivable	—	—	110	—
Escrow payable distribution	—	(1,602)	—	(1,602)
Payment of pro-rata portion of deferred swap liability	(3,761)	—	(3,761)	—
Net proceeds from issuance of common stock through follow-on public offering	—	—	—	66,975
Costs incurred in connection with the issuance of common stock through follow-on public offering	—	—	—	(844)
Issuance of common stock through Employee Stock Purchase Plan	—	—	193	733
Proceeds from exercise of stock options		—	154	3,161

Net cash provided by financing activities	16,149	4,181	21,221	11,476

Effect of exchange rate changes on cash	(69)	(38)	55	(989)

Net increase (decrease) in cash and cash equivalents	19,804	(20,430)	15,530	(41,081)
Cash and cash equivalents, beginning of year	17,569	39,629	23,629	66,874

Cash and cash equivalents, end of period	$37,373	$19,199	$39,159	$25,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

Supplemental disclosure of cash flow information:

Non-cash operating activities:

During the nine months ended September 30, 2002, depreciation expense was approximately $11.6 million for DDi Capital and approximately $15.4 million for DDi Corp, goodwill impairment was $52.0 million for DDi Capital and $72.0 million for DDi Corp., and non-cash restructuring charges were $23.6 million for DDi Capital and $24.2 million for DDi Corp.

During the nine months ended September 30, 2001, depreciation and amortization expense was approximately $26.4 million for DDi Capital and approximately $33.3 million for DDi Corp.

Non-cash financing activities:
During the nine months ended September 30, 2002, capital lease additions were approximately $0.6 million for DDi Corp.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CAPITAL CORP. AND DDi CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)) and the direct and indirect subsidiaries of Intermediate.  The unaudited condensed consolidated financial statements for DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, include the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”).  Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

The unaudited condensed consolidated financial statements of DDi Corp. include the results of Thomas Walter Limited (“Thomas Walter”) commencing on March 5, 2001, the date of acquisition of Thomas Walter (see Note 8), Nelco Technology, Inc. (“Nelco”) commencing on April 27, 2001,  the date of acquisition of Nelco’s assets (see Note 9), Olympic Circuits Canada (“Olympic”) commencing on May 9, 2001,  the date of acquisition of Olympic (see Note 10) and Altatron Technology Inc. (“Altatron”) commencing on June 4, 2001, the date of acquisition of Altatron’s assets (see Note 11).  All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Capital and DDi Corp. as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the quarter ended September 30, 2002 should be read in conjunction with the audited financial statements presented in the DDi Capital Corp.’s and DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Description of Business

The Company provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other providers of electronics manufacturing services.  The Company serves over 2,000 customers in the communications,  networking, computer, medical, automotive industrial and aerospace industries.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	DDi Capital		DDi Corp.

	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Raw materials	$12,213	$9,868	$18,838	$14,325
Work-in-process	5,485	3,493	8,984	6,840
Finished goods	1,063	1,835	1,492	2,865

Total	$18,761	$15,196	$29,314	$24,030

NOTE 3.   LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	DDi Capital		DDi Corp.

	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Senior Term Facility (a)	$71,166	$135,819	$71,166	$135,819
5.25% Convertible Subordinated Notes	—	—	100,000	100,000
6.25% Convertible Subordinated Notes	—	—	100,000	—
12.5% Capital Senior Discount Notes (b)	15,855	14,478	15,855	14,478
DDi Europe Facilities Agreement (c)	—	—	23,529	21,840
Capital lease obligations	4,628	5,869	5,391	6,685

Sub-total	91,649	156,166	315,941	278,822
Less current maturities	(12,341)	(17,184)	(16,233)	(17,845)

Total	$79,308	$138,982	$299,708	$260,977

(a)	The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility.
	Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of September 30, 2002, was 9.92%.
(b)	Face amount of $16,090 at September 30, 2002 and December 31, 2001, net of unamortized discount of $235 and $1,612 at September 30, 2002 and December 31, 2001, respectively.
(c)	Interest rates are LIBOR-based. The effective interest rate, after giving effect to the interest rate swap agreement, as of September 30, 2002, was 8.92%.

In June 2002, Dynamic Details reached an agreement to amend its Senior Credit Facility.  The amendment, which covered $73.3 million in the then outstanding term loans and a $50.0 million revolving credit facility, either waived or reset the financial covenants through December 31, 2003 and established two new covenants, one related to liquidity and the other related to minimum revenues.  The amendment did not change the interest rate spread nor the repayment schedule for the outstanding term loans, which mature between July 2004 and April 2005, but did reduce the Revolving Credit Facility to $50 million from $75 million.  Access to the full amount of the Revolving Credit Facility is subject to conditions set forth in the credit facility agreement.  Under the amendment, the maximum Dynamic Details can borrow under the Revolving Credit Facility is limited to $25 million until December 31, 2003.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   DERIVATIVES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  In accordance with the transition provisions of SFAS No. 133, DDi Capital and DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001.  The initial difference amounted to approximately $0.6 million for DDi Capital and approximately $1.2 million for DDi Corp. The fair value of interest rate swaps at September 30, 2002 is included in current and long-term liabilities in the condensed consolidated balance sheets.

In April 2002, in connection with a $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal.  In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million  to the counterparty, representing the pro-rata portion of the deferred swap liability.

NOTE 5.   EARNINGS PER SHARE

Basic and diluted earnings per share –SFAS No. 128 “Earnings Per Share”   requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

For the three months ended September 30, 2002 and 2001, 12,578,639 and 4,260,944, respectively, potentially dilutive shares from the exercise of stock options and warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive.  For the nine months ended September 30, 2002 and 2001, 12,914,830 and 4,701,804, respectively, potentially dilutive shares from the exercise of stock options and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive.

NOTE 6.   PUBLIC OFFERING

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders.  The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses.  Concurrently, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million.  These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments.  These notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses.  The net proceeds of both transactions were used to repurchase a portion of the Capital Senior Discount Notes and all of the Senior Subordinated Notes.

NOTE 7.   PRIVATE OFFERING

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007.  These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments.  These notes generated proceeds of $95.8 million, net of underwriting discounts.  Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes.  In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal.  In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.  In addition, the Company recorded a write-off of debt issuance costs of approximately $2.0 million, offset by a net credit of $3.4 million as a result of the swap amendment, which collectively are included in net interest expense.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   ACQUISITION OF THOMAS WALTER

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

Goodwill generated in the acquisition of Thomas Walter was assigned a fair value of approximately $17.0 million.  The identifiable intangibles consist of developed technologies and assembled workforce.  The fair value of the developed technology assets at the date of acquisition was approximately $0.5 million and represents the aggregate fair value of individually identified technologies that were fully developed at the time of acquisition.  The assembled workforce asset was assigned a fair value of approximately $0.8 million at the date of acquisition.

NOTE 9.   ACQUISITION OF NELCO TECHNOLOGY

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

NOTE 10.   ACQUISITION OF OLYMPIC CIRCUITS CANADA

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million.  As of September 30, 2002, $0.8 million of contingent consideration was earned and paid.  This amount was capitalized as additional purchase price.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition.  The excess of the purchase price was allocated to goodwill.

NOTE 11.   ACQUISITION OF ALTATRON TECHNOLOGY

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million.

The purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.  The excess of the purchase price was allocated to goodwill.

NOTE 12.   UNAUDITED PRO FORMA INFORMATION

The accompanying condensed consolidated statements of operations include the accounts of Thomas Walter, Nelco, Olympic and Altatron for the period January 1, 2002 through September 30, 2002 and includes the accounts of Thomas Walter for the period March 5, 2001 through September 30, 2001, the accounts of Nelco for the period April 27, 2001 through September 30, 2001, the accounts of Olympic for the period May 9, 2001 through September 30, 2001 and the accounts of Altatron for the period June 4, 2001 through September 30, 2001.  The following pro forma information for the nine months ended September 30, 2001 presents net sales,  net loss and net loss per share for each of these periods as if the Thomas Walter, Nelco, Olympic and Altatron transactions were consummated on January 1, 2001.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Nine Months Ended September 30, 2001

(in millions, except per share data)
Net Sales:
DDi Capital	$249.4
DDi Corp.	$312.4
Net Loss:
DDi Capital	$(10.8)
DDi Corp.	$(9.3)
DDi Corp. net loss per share of common stock--basic and diluted	$(0.20)

NOTE 13.   SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer.  Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products.  The Company operates in two geographical areas, domestic (U.S.A.) and international.  Revenues are attributed to the country to which the product is sold.  Revenues by product and service are not reported as it is impracticable to do so.  During the three and nine months ended September 30, 2002 and 2001, respectively, there were no material assets in or revenues realized from any individual foreign country.

The following summarizes net sales for DDi Corp. by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales:
Domestic	$41,620	$51,331	$130,588	$218,336
Europe	15,572	17,747	46,372	65,595
Other	3,157	1,505	7,989	13,200

Total	$60,349	$70,583	$184,949	$297,131

Net sales by geographic area for DDi Capital for the three and nine months ended September 30, 2002 and 2001 were the same as DDi Corp. except the sales to Europe were $1.0 million for the three months ended September 30, 2002 and 2001, and $0.7 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes long-lived assets for DDi Corp. by geographic area (in thousands):

	September 30, 2002	December 31, 2001

Long-lived assets:
Domestic	$162,193	$222,101
International	88,928	115,914

Total	$251,121	$338,015

Long-lived assets for DDi Capital as of September 30, 2002 and December 31, 2001 consist of $150.6 million and $218.6 million, respectively, in domestic long-lived assets and $3.3 million and $13.2 million, respectively, in international long-lived assets.

NOTE 14.   GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142.  SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid.  SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain intangible assets will no longer be limited to forty years.  In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually.  The Company will complete its annual impairment test in the fourth quarter of its fiscal year.

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

The Company operates in one reportable segment (see Note 13).  The Company separately monitors the financial performance of its North American and European operations.  Further, each of these operations generally serves a distinct customer base.  Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill.  The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000 and the Thomas Walter purchase transaction in 2001.  The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill.  All other goodwill is related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized.  However, due to a continued stock price decline during both the second and third quarters of 2002,  tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization.  After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $45.0 million and $7.0 million, respectively, for DDi Capital and $60.0 million and $12.0 million, respectively, for DDi Corp. in the quarters ended June 30 and September 30, 2002,  respectively.

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill for each reporting unit of DDi Corp. is as follows (in thousands):

September 30, 2002

North America	$77,221
Europe	58,899

Total	$136,120

Goodwill for DDi Capital as of September 30, 2002 consists entirely of North American goodwill.

The following table shows, on a pro-forma basis, what net income (loss) and earnings per share would have been for the three and nine months ended September 30, 2001 if the new accounting standards had been applied beginning January 1, 2001 and if diluted shares were used to calculate pro forma net income (in thousands):

	2001	2001

Net loss, as reported	$(10,473)	$(9,699)
Add back: goodwill and intangibles amortization, net of tax effect	3,692	10,717

Pro forma net income (loss)	$(6,781)	$1,018

	DDi Corp.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net loss, as reported	$(11,547)	$(8,326)
Add back: goodwill and intangibles amortization, net of tax effect	4,782	14,138

Pro forma net income (loss)	$(6,765)	$5,812

Net loss per share, as reported - basic	$(0.24)	$(0.18)
Add back: goodwill and intangibles amortization, net of tax effect	0.10	0.30

Pro forma net income (loss) per share - basic	$(0.14)	$0.12

Net loss per share, as reported - diluted	$(0.24)	$(0.18)
Add back: goodwill and intangibles amortization, net of tax effect	0.10	0.30

Pro forma net income (loss) per share - diluted	$(0.14)	$0.12

Weighted average shares used to compute net income (loss) per share:
Basic	47,863,270	47,206,256

Diluted	47,863,270	48,574,727

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RESTRUCTURING AND OTHER RELATED CHARGES

In October 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In conjunction with the closure of the Garland and Marlborough facilities, DDi Corp. and DDi Capital recorded charges in the fourth quarter of 2001 totaling $79.8 million and $79.4 million, respectively.  Of these amounts, $3.7 million represent restructuring related inventory impairments and were therefore reflected as a component of gross profit.  The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment, and $9.2 million for DDi Corp. and $8.8 million for DDi Capital in accrued restructuring expenses. The closure of these facilities was effectively completed by June 30, 2002.

In April 2002, management and the Company’s Board of Directors approved a plan to close its Texas and Moorpark facilities and selected design centers and to restructure various European operations.  In conjunction with this plan, DDi Corp. and DDi Capital recorded charges in the second quarter of 2002 totaling $17.9 million and $17.2 million,  respectively.  Of these amounts, $3.5 million for DDi Corp. and $3.4 million for DDi Capital represent restructuring related inventory impairments and were therefore reflected as a component of gross profit.  The remaining $14.4 million of charges for DDi Corp. and $13.8 million for DDi Capital were classified as “Restructuring and other related charges.”  Such charges consist of $8.3 million for DDi Corp. and $8.2 million for DDi Capital relating to impairments of net property, plant and equipment, and $6.1 million for DDi Corp. and $5.6 million for DDi Capital in accrued restructuring expenses.  The closure of the facilities is estimated to be effectively complete by December 31, 2002.

In September 2002, management and the Company’s Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including the office based in Tokyo. In conjunction with this plan, DDi Corp. and DDi Capital recorded charges in the third quarter of 2002 totaling $9.1 million and $8.7 million, respectively, which were classified as “Restructuring and other related charges.”  Such charges consist of $7.5 million for DDi Corp. and $7.1 million for DDi Capital relating to impairments of net property, plant and equipment, and $1.6 million in accrued restructuring expenses.  Such accrued restructuring expenses represent $1.0 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale and $0.6 million in other exit costs.  The streamlining and closure of the facilities is estimated to be effectively complete by December 31, 2002.

Total accrued restructuring expenses at September 30, 2002 were $5.5 million for DDi Corp. and $5.4 million for DDi Capital.  These accrued restructuring expenses represented $4.1 million in estimated facilities closure costs, $1.1 million for DDi Corp. and $1.0 million for DDi Capital in severance and related expenses and $0.3 million in other exit costs.

NOTE 16. COMPREHENSIVE LOSS

SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components.  Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity.  Comprehensive loss for DDi Capital and DDi Corp. consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding gains (losses) on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

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

NOTE 17.  NET INTEREST EXPENSE

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other matters, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations – Reporting

DDi CAPITAL CORP. AND DDi CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses.

The Company adopted SFAS No. 145 in the second quarter of 2002.  As a result of the adoption of this pronouncement, the Company accounted for the impact of the early extinguishment of debt as a component of net interest expense in the accompanying condensed consolidated statements of operations.  In accordance with SFAS No. 145, the Company has reclassified certain costs incurred in prior periods that were previously classified as extraordinary items, net of related income taxes.  Such reclassifications had no effect upon net loss, but resulted in an increase of $19.6 million to reported interest expense for the nine months ended September 30, 2001.

NOTE 18.  RECENT ACCOUNTING PRONOUNCEMENT

In June 2002, the FASB issued SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 prior to the initial application of SFAS No. 146.   The Company is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows.

NOTE 19. SUBSEQUENT EVENT

On October 24, 2002,  DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.5 million (consisting of $2.1 million in cash payment and $1.5 million in assumed indebtedness) plus contingent consideration of approximately $2.3 million.  The purchase price will be allocated to underlying assets acquired and liabilities assumed based upon their respective fair market values and the date of acquisition.  No adjustments have been made to the accompanying historical condensed consolidated financial statements for this transaction.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Sales
DDi Capital net sales decreased $8.9 million (17%) to $44.9 million for the three months ended September 30, 2002, from $53.8 million for the same period in 2001.  DDi Corp. net sales decreased $10.3 million (15%) to $60.3 million for the three months ended September 30, 2002, from $70.6 million for the same period in 2001.  Such decreases in net sales are attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit
DDi Capital gross profit decreased $1.7 million (23%) to $5.7 million for the three months ended September 30, 2002, from $7.4 million for the same period in 2001.  DDi Corp. gross profit decreased $4.8 million (43%) to $6.4 million for the three months ended September 30, 2002, from $11.2 million for the same period in 2001.  The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2002.  The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses
DDi Capital sales and marketing expenses decreased $0.9 million (16%) to $4.8 million for the three months ended September 30, 2002, from $5.7 million for the same period in 2001. DDi Corp. sales and marketing expenses decreased $0.9 million (15%) to $5.3 million for the three months ended September 30, 2002, from $6.2 million for the same period in 2001.   Such decreases in sales and marketing expenses resulted from the lower level of net sales generated in 2002.

General and Administration Expenses
DDi Capital general and administration expenses decreased $0.6 million (20%) to $2.4 million for the three months ended September 30, 2002, from $3.0 million for the same period in 2001. DDi Corp. general and administration expenses decreased $0.6 million (13%) to $4.0 million for the three months ended September 30, 2002, from $4.6 million for the same period in 2001.   Such decreases in general and administration expenses resulted from various cost control initiatives implemented in the latter half of 2001 and throughout 2002.

Goodwill Impairment
DDi Capital and DDi Corp. recorded a goodwill impairment of $7.0 million and $12.0 million, respectively, during the three months ended September 30, 2002 (see Note 14 to the condensed consolidated financial statements).

Restructuring and Other Related Charges
Restructuring and related charges were $8.7 million for DDi Capital and $9.1 million for DDi Corp. for the three months ended September 30, 2002.  Such charges represent costs incurred in connection with the implementation of restructuring measures aimed at improving cost absorption (see Note 15 to the condensed consolidated financial statements).

Amortization of Intangibles
Amortization of intangibles for the three months ended September 30, 2001 was $4.6 million for DDi Capital and $5.8 million for DDi Corp.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards

(“SFAS”) No. 142 (see Note 14 to the condensed consolidated financial statements).  As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the three months ended September 30, 2002.

Interest Rate Swap Valuation
DDi Capital and DDi Corp. interest rate swap valuation for the three months ended September 30, 2001 represents the change in the fair value of an interest rate swap agreement as of September 30, 2001.

Net Interest Expense
DDi Capital net interest expense decreased $0.4 million (14%) to $2.4 million for the three months ended September 30, 2002, from $2.8 million for the same period in 2001.  Such decrease in net interest expense is due to the scheduled principal repayments of the Dynamic Details senior term facility, partially offset by an increase in the effective rate of interest on such debt.  DDi Corp. net interest expense increased $1.6 million (35%) to $6.2 million for the three months ended September 30, 2002, from $4.6 million for the same period in 2001.  Such increase in net interest expense is due to the interest incurred on the DDi Corp. 6.25% convertible subordinated notes issued in April 2002, partially offset by the decrease in DDi Capital net interest expense.

Income Taxes
The DDi Capital effective tax rate decreased to a benefit rate of approximately 25% for the three months ended September 30, 2002, from a benefit rate of 38% for the same period in 2001.  The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 22% for the three months ended September 30, 2002, as compared to a benefit rate of 37% for the same period in 2001.  For the three months ended September 30, 2002, the Company’s effective tax rates reflect the impact of a non-deductible goodwill impairment (see Goodwill Impairment above).

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net Sales
DDi Capital net sales decreased $98.4 million (41%) to $139.2 million for the nine months ended September 30, 2002, from $237.6 million for the same period in 2001.  DDi Corp. net sales decreased $112.2 million (38%) to $184.9 million for the nine months ended September 30, 2002, from $297.1 million for the same period in 2001.  Such decreases in net sales are attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross Profit
DDi Capital gross profit decreased $59.5 million (83%) to $12.1 million for the nine months ended September 30, 2002, from $71.6 million for the same period in 2001.  DDi Corp. gross profit decreased $74.8 million (83%) to $15.5 million for the three months ended September 30, 2002, from $90.3 million for the same period in 2001. The gross profit for DDi Capital and DDi Corp. for the nine months ended September 30, 2002 includes incremental charges ($3.4 million for DDi Capital and $3.5 million for DDi Corp.) for inventory write-downs in connection with our second quarter restructuring initiatives (see the discussion of Restructuring and Other Related Charges for further information).  Excluding the incremental charges, DDi Capital gross profit was $15.6 million, or 11% of net sales for the nine months ended September 30, 2002, down from 30% of net sales for the same period in 2001.  On the same basis, DDi Corp. gross profit was $19.0 million, or 10% of net sales, down from 30% for the same period in 2001. The decreases in the Company’s gross profit resulted from the lower level of net sales generated in 2002.  The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and Marketing Expenses
DDi Capital sales and marketing expenses decreased $3.6 million (18%) to $16.1 million for the nine months ended September 30, 2002, from $19.7 million for the same period in 2001. DDi Corp. sales and marketing expenses decreased $3.8 million (18%) to $17.7 million for the nine months ended September 30, 2002, from $21.5 million for the same period in 2001.   Such decreases in sales and marketing expenses reflect the lower level of net sales, partially offset by additional costs associated with a shift in the overall production mix, resulting in increased commission and other variable expenses.

General and Administration Expenses
DDi Capital general and administration expenses decreased $2.9 million (26%) to $8.4 million for the nine months ended September 30, 2002, from $11.3 million for the same period in 2001.  DDi Corp. general and administration expenses decreased $3.5 million (21%) to $12.9 million for the nine months ended September 30, 2002, from $16.4 million for the same period in 2001.   The decreases in general and administrative expenses reflect the impact of various cost control initiatives. Such expenses increased as a percentage of net sales, however, reflecting the relatively fixed nature of many of these costs.

Goodwill Impairment
DDi Capital and DDi Corp. recorded goodwill impairments of $52.0 million and $72.0 million, respectively, during the nine months ended September 30, 2002 (see Note 14 to the condensed consolidated financial statements).

Restructuring and Other Related Charges
Restructuring and related charges were $22.5 million for DDi Capital and $23.5 million for DDi Corp. for the nine months ended September 30, 2002.  Such charges represent costs incurred in connection with management’s decision to close various facilities, eliminate overhead and remove unutilized assets from productive service (see Note 15 to the condensed consolidated financial statements).

Amortization of Intangibles
Amortization of intangibles for the nine months ended September 30, 2001 was $13.6 million for DDi Capital and $17.3 million for DDi Corp.  Effective January 1, 2002, the Company adopted of SFAS No. 142 (see Note 14 to the condensed consolidated financial statements).  As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the nine months ended September 30, 2002.

Interest Rate Swap Valuation
DDi Capital and DDi Corp. interest rate swap valuation for the nine months ended September 30, 2001 represents the change in the fair value of an interest rate swap agreement as of September 30, 2001.

Net Interest Expense
DDi Capital net interest expense decreased $25.3 million (79%) to $6.6 million for the nine months ended September 30, 2002, from $31.9 million for the same period in 2001.  Such decrease in net interest expense is due primarily to the retirement of debt in each period, as well as scheduled principal repayments of the Dynamic Details senior term facility.  For the nine months ended September 30, 2002, the Company recorded approximately $1.4 million in net non-cash credits in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the related interest rate exchange agreement.  For the nine months ended September 30, 2001, the Company recorded net interest charges of approximately $19.6 million in connection with the redemption of the Dynamic Details senior subordinated notes in February 2001 and a portion of the DDi Capital senior discount notes in the second quarter of 2001. The decrease in net interest expense also reflects the reduced indebtedness resulting from the aforementioned transactions and the scheduled principal repayments of the Dynamic Details senior term facility.  DDi Corp. net interest expense decreased $21.0 million (57%) to $16.0 million for the nine months ended September 30, 2002, from $37.0 million for the same period in 2001.  Such decrease in net interest expense reflects the decrease in net interest expense incurred by DDi Capital, partially offset by interest expense incurred on the DDi Corp. 5.25% convertible subordinated notes issued in February 2001 and the DDi Corp. 6.25% convertible subordinated notes issued in April 2002.

Income Taxes
The DDi Capital effective tax rate decreased to a benefit rate of approximately 8% for the nine months ended September 30, 2002, from a benefit rate of 27% for the same period in 2001.  The DDi Corp. effective income tax rate decreased to a benefit rate of approximately 9% for the nine months ended September 30, 2002, as compared to a benefit rate of 18% for the same period in 2001.  For the nine months ended September 30, 2002, the Company’s effective tax rates reflect the impact of substantial non-deductible items, primarily the goodwill impairment (see Goodwill Impairment above), and valuation allowances relating to certain state deferred tax assets, including certain state tax credits.

Liquidity and Capital Resources

As of September 30, 2002, cash, cash equivalents and marketable securities were $39.6 million for DDi Capital and $41.8 million for DDi Corp., compared to $39.5 million for DDi Capital and $45.5 million for DDi Corp. as of December 31, 2001.  Additionally, the Company had $12.5 million in restricted cash and investments at September 30, 2002 (see Note 7 to the condensed consolidated financial statements).  Our principal sources of liquidity to fund ongoing operations are cash provided by operations, existing cash, cash equivalents and marketable securities available for sale.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2002 was $3.6 million for DDi Capital and $(3.6) million for DDi Corp., compared to $46.2 million for DDi Capital and $54.3 million for DDi Corp. for the nine months ended September 30, 2001.  The decline in operating cash flow is due primarily to lower levels of earnings.

Capital expenditures for the nine months ended September 30, 2002 were $6.7 million for DDi Capital and $8.3 million for DDi Corp., compared to $22.6 million for DDi Capital and $33.2 million for DDi Corp. for the nine months ended September 30, 2001.

As of September 30, 2002, DDi Capital and DDi Corp. had long-term borrowings of $79.3 million and $299.7 million, respectively.  Dynamic Details has a $50.0 million revolving credit facility for revolving credit loans, letters of credit and swing line loans.  Access to the full amount of the revolving credit facility is subject to conditions set forth in the credit facility agreement.  Under an amendment to the Dynamic Details senior credit facility in June 2002, the maximum we can borrow under the revolving credit facility is limited to $25.0 million until December 31, 2003.  At September 30, 2002, Dynamic Details had no amounts outstanding under this revolving credit facility and had $1.2 million reserved against the facility for letters of credit and had $23.8 million available for borrowing under the facility.  Our European operating subsidiary, DDi Europe, has $15.7 million available for borrowing under its revolving credit facility.  At September 30, 2002, no amounts were drawn on the DDi Europe revolving credit facility.

The following table shows our contractual cash obligations and commercial commitments as of September 30, 2002:

Payments Due by Period
(in millions)

	DDi Capital

	For the Three Months Ending December 31,	Year Ending December 31,

Commitments	2002	2003	2004	2005	2006	Thereafter	Total

Long-Term Debt	$2.7	$11.0	$24.7	$32.8	$—	$16.1	$87.3
Capital Lease Obligations	0.4	1.5	1.4	1.3	—	—	4.6
Operating Leases	1.6	5.7	5.0	5.0	3.7	12.3	33.3

Total Commitments	$4.7	$18.2	$31.1	$39.1	$3.7	$28.4	$125.2

	DDi Corp.

	For the Three Months Ending December 31,	Year Ending December 31,

Commitments	2002	2003	2004	2005	2006	Thereafter	Total

Long-Term Debt	$2.6	$15.7	$29.5	$37.5	$4.7	$220.8	$310.8
Capital Lease Obligations	0.6	1.8	1.6	1.4	—	—	5.4
Operating Leases	2.2	7.8	7.0	6.8	5.6	30.9	60.3

Total Commitments	$5.4	$25.3	$38.1	$45.7	$10.3	$251.7	$376.5

On February 14, 2001, DDi Corp. and some of its shareholders completed a follow-on public offering of 6,000,000 shares of its common stock, with 3,000,000 shares issued by DDi Corp. and the remainder sold by selling shareholders.  The shares were sold at $23.50 per share, generating proceeds of $67.0 million, net of underwriting discounts, commissions and expenses.  Concurrently, DDi Corp. issued 5.25% convertible subordinated notes due March 1, 2008 with an aggregate principal of $100.0 million.  These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments.  The 5.25% convertible subordinated notes generated proceeds of $97.0 million, net of underwriting discounts, commissions and expenses.  The net proceeds of both transactions were used to repurchase a portion of the DDi Capital senior discount notes and all of the Dynamic Details senior subordinated notes (see Note 6 to the condensed consolidated financial statements).

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% convertible subordinated notes due April 1, 2007.  These notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments.  The 6.25% convertible subordinated notes generated proceeds of $95.8 million, net of underwriting discounts.  Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details senior term facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder will be used for working capital and general corporate purposes.  In connection with the $47.9 million repayment of the senior term facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal.  In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability (see Note 4 to the condensed consolidated financial statements).

On November 4, 2002, Standard & Poor’s lowered its corporate credit and senior secured bank loan rating on DDi Corp. to CCC+ from B- and lowered DDi Corp.’s 5.25% convertible subordinated note rating to CCC- from CCC+.  Standard & Poor’s also lowered the ratings on DDi Capital, to CCC+ from B, and lowered its senior discount note ratings to CCC- from CCC+.  We believe that these rating agency downgrades will not have a material adverse impact on our liquidity.

Based upon the current level of operations, we believe that cash generated from operations, available cash and amounts available under the Dynamic Details senior credit facility are adequate to meet our operating expenses and to service our debt requirements.  There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness.  We remain leveraged and our future operating performance and ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Substantial Indebtedness

We have a substantial amount of indebtedness.  As of September 30, 2002, our total debt was approximately $91.6 million for DDi Capital and $315.9 million for DDi Corp.  As of September 30, 2002, we had $23.8 million available under the Dynamic Details senior credit facility and $15.7 million available under the DDi Europe facilities agreement for future borrowings for general corporate purposes and working capital needs.  In addition, subject to the restrictions in the DDi Corp. convertible subordinated notes, DDi Capital senior discount notes and Dynamic Details senior credit facility, we may incur additional indebtedness in an unrestricted amount from time to time to finance acquisitions or capital expenditures or for other purposes.

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

If our revenues and our operating performance do not improve significantly, there is a risk that in the future Dynamic Details may not be able to meet specified financial ratios and satisfy certain financial condition tests contained in its senior credit facility.  As a result of the foregoing, we may be required to commence discussions with our lenders regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the Dynamic Details senior credit facility and our other indebtedness. If we are not able to obtain such forbearance agreements, amendments or waivers, a covenant violation gives the lenders the right to declare all borrowings under the senior credit facility due and payable.  We have engaged a financial advisor to assist us in evaluating strategic alternatives available to us in light of the foregoing.

If the maturity of the senior credit facility is accelerated, we may be unable to service our indebtedness. If we are unable to service our indebtedness, we may be forced to materially reduce our operations, significantly alter our business plan, seek the sale of our company and/or seek protection under the United States Bankruptcy Code.

Business Cycles of the End Markets We Serve

The end markets into which we sell printed circuit boards and electronic manufacturing services (including communications and networking equipment; computers and peripherals; medical, automotive, industrial and test equipment; and aerospace equipment) have their own business cycles.  Some of these cycles show predictability from year to year.  However, other cycles are unpredictable in commencement, depth and duration.  The communications industry entered into a significant downturn in late 2000, which continues as of this date.  This has had a negative impact on our revenues and operating performance for the nine months ended September 30, 2002 and has continued to have a negative impact on our revenues and operating performance during the fourth quarter of 2002.  The failure of such industries to recover, a worsening of the downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating margins.

Potential Adverse Effects Relating to Our Indebtedness

Dynamic Details and DDi Europe are required to maintain specified financial ratios and satisfy certain financial condition tests contained in their respective credit facilities. If our revenues and our operating results do not improve significantly, there is a significant risk that Dynamic Details will not be able to meet the financial ratios and satisfy the financial condition tests contained in its senior credit facility.  As a result, we may be required to commence discussions with our lenders regarding forbearance agreements, additional amendments or waivers under, or a potential restructuring of, the Dynamic Details senior credit facility and our other indebtedness. There can be no assurance that any such agreement could be obtained.

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

Restrictions Imposed by Terms of Indebtedness

The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  Ddi Europe, Ddi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests.  Depending on the specific circumstance, a breach of any of these covenants could result in a default under some or all of our indebtedness agreements. Upon the occurrence of an event of default, lenders under such indebtedness could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all the assets of Dynamic Details and its subsidiaries are pledged as security under the Dynamic Details senior credit facility.  Substantially all the assets of Ddi Europe are pledged as security under the Ddi Europe facilities agreement.

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

The Dynamic Details senior credit facility and the Ddi Europe facilities agreement restrict the ability of Dynamic Details and Ddi Europe to pay dividends or make loans to Ddi Corp. If Ddi Corp. does not have funds available from other sources to repay its indebtedness when due, Ddi Corp. could attempt to refinance all or a portion of its indebtedness or seek the consent of its lenders to permit such dividends for the purpose of making payments due, but there can be no assurance that DDi Corp. can obtain such consent. DDi Corp.’s failure to make any such payments due under its indebtedness would constitute an event of default under such indebtedness, which may constitute a default under the terms of our other indebtedness.

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

In addition, the electronics manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent that we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Dependence on a Core Group of Significant Customers

Although we have a large number of customers, no one customer accounted for more than 10% of net sales for the third quarter ended September 30, 2002.  Net sales to our ten largest customers accounted for approximately 19% for DDi Capital and 26% for DDi Corp. of net sales during the same period.  We may depend upon a core group of customers for a material percentage of their respective net sales in the future.  Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.  We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered.  Any reduction or delay in orders could negatively impact revenues.  In addition, we generate significant accounts receivable in connection with providing services to customers.  If one or more significant customers were to become insolvent or otherwise were unable to pay us for the services provided, results of operations would be adversely affected.

Variability of Orders

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts and we expect these fluctuations to continue in the future. We are, therefore, sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turnaround services exceeds our capacity during that period. Although in the current economic climate quarter-to-quarter comparisons may be an indicator of stability, because of the variability of our orders, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on operating results. It is possible that, in future periods, results may be below the expectations of public market analysts and investors.  This could cause the market price of DDi Corp.’s common stock to decline.

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

Costs of International Expansion

We have expanded into new foreign markets and intend to continue our international expansion. We completed our acquisition of MCM Electronics and Thomas Walter Limited, both United Kingdom companies, on April 14, 2000 and March 5, 2001, respectively.  We also acquired Olympic Circuits Canada, a Canadian company, on May 9, 2001.  Entry into foreign markets may require considerable management time as well as, in the case of new operations, start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, operations in new foreign markets may achieve low margins or may be unprofitable. We may not be able to utilize net operating losses incurred by foreign operations to reduce our U.S. income taxes. In addition, sometimes our initial international expansion efforts need to be curtailed.  Therefore, as we continue to expand internationally, we may not generate favorable operating results consistent with historical performance, and the market price of DDi Corp.’s common stock may decline.

Inaccuracies in Forecasting Our Supply Needs Could Negatively Impact Our Results of Operations

A substantial portion of our net sales are derived from quick-turn services for which we provide both the materials and the manufacturing services. As a result, we often bear the risk of fluctuations in the cost of materials, and the risk of generating scrap and excess inventory, which can affect gross profit margins. We forecast future inventory needs based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials, either of which could negatively affect production schedules and margins.

Intellectual Property

Our success depends in part on proprietary technology and manufacturing techniques. Currently, we do not place significant reliance on patent protection to safeguard these proprietary techniques but rely primarily on trade secret protection. Litigation may be necessary to protect our technology and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If any infringement claim is asserted against us, we may seek to obtain a license of the other party’s intellectual property rights. We cannot assure you that a license would be available on reasonable terms or at all.

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

Dependence on Key Management

We depend on the services of our senior executives including Bruce D. McMaster, President and Chief Executive Officer. We cannot assure you that we will be able to retain him and other executive officers and key personnel or attract additional qualified management in the future.  Mr. McMaster is not a party to an employment agreement with us.  Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly engineering and sales personnel, due to our focus on the technologically advanced and time-critical segment of the electronics manufacturing services industry.  In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Possible Effects of Changes in Our Debt Ratings

Certain of our outstanding debt instruments are publicly rated by independent rating agencies, which ratings are now below investment grade. These public debt ratings affect our ability to raise debt, our access to the commercial paper market (which is currently closed to us), and our ability to engage in asset-based financing. These public debt ratings also may negatively affect the cost to us and terms and conditions of debt and asset-based financings.

Charter Documents and State Law Provisions

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial.  If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Controlling Stockholders

Investment funds affiliated with Bain Capital, Inc. beneficially own approximately 6% of the outstanding common stock of DDi Corp.  In addition, of the eight directors who serve on our board, two are current representatives of Bain Capital, Inc. and two are former representatives of Bain Capital, Inc.  By virtue of such stock ownership and board representation, these entities will continue to have influence over all matters submitted to our stockholders, including the election of our directors, and could exercise control over our business, policies and affairs.  Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

A Further Decline in Our Stock Price Could Result in a Charge for Impairment of Goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually or whenever evidence of potential impairment exists. Under SFAS 142, we are required to recognize an impairment charge for the write-down of our goodwill if the fair values of our net assets are less than their current recorded book values. As a result of the recent significant declines in the market price of DDi Corp.’s common stock, we were required to test our goodwill and certain other intangible assets for impairment. As a result of this impairment analysis, DDi Corp. recorded a $60 million goodwill impairment charge during the second quarter of 2002 and an additional $12 million goodwill impairment charge during the third quarter of 2002.  A further decline in the market price of DDi Corp.’s common stock could require us to further test our goodwill for impairment and require us to recognize an additional impairment charge for the write-down of our goodwill if the fair values of our net assets are less than their current recorded book values.

DDi Corp.’s Common Stock Will Be Delisted From The Nasdaq National Market.

On August 5, 2002, DDi Corp. received a notice from Nasdaq that its common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, Nasdaq provided DDi Corp. until November 4, 2002, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. As of November 4, 2002, DDi Corp. had not regained compliance with the minimum bid price requirement.  In addition, as of September 30, 2002, the Company does not meet the minimum $10,000,000 level of stockholders’ equity required for continued listing on the Nasdaq National Market.  As of September 30, 2002, the Company reported stockholders’ equity of $7,664,000.

Because (a) the Company did not meet the minimum bid price requirement by November 4, 2002, and (b) the Company believes that it could not meet the Nasdaq National Market stockholders’ equity requirement in the short term, we have submitted an application to Nasdaq to effect the transfer of our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market (“SmallCap Market”).  This application is currently under review by the Nasdaq staff.

If the transfer to the SmallCap Market is approved, DDi Corp. will have at least until February 3, 2003 to demonstrate compliance with the Nasdaq SmallCap minimum bid requirement.  An additional 180 day grace period to demonstrate compliance with the minimum bid requirement would also be available at that time, if needed, provided that the Company then meets additional Nasdaq listing criteria for the SmallCap Market.   As of September 30, 2002, we met the requirements for continued listing on the SmallCap Market, except for the minimum bid price requirement.

Our failure to comply or promptly to cure a noncompliance could result in our stock being delisted from the Nasdaq Stock Market. If our stock is delisted, trading, if any, in the stock would thereafter be conducted in the over-the-counter market in the “pink sheets” or the National Association of Securities Dealers’ “Electronic Bulletin Board” and the liquidity of our stock could be materially impaired.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe facilities agreement and the Dynamic Details senior credit facility bear interest at a floating rate; the Ddi Capital senior discount notes and Ddi Corp. convertible subordinated notes bear interest at fixed rates.  We reduce our exposure to interest rate risks through swap agreements.

The Dynamic Details revolving credit facility bears interest at (a) 3.75% per annum plus the applicable LIBOR or (b) 2.00% per annum plus the federal reserve reported overnight funds rate plus 0.5% per annum.  As of September 30, 2002, we had no amount outstanding under our revolving credit facility.  Based upon our anticipated utilization of the Dynamic Details revolving credit facility through the year ending December 31, 2002, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.

Under the terms of the Dynamic Details swap agreement, we pay a maximum annual rate of interest applied to a notional amount equal to the principal balance of the term facility portion of the Dynamic Details senior credit facility.  From January 1, 2002 through December 31, 2002, we pay a fixed annual rate of 5.99%, from January 1, 2003 through December 31, 2003, we pay a fixed annual rate of 6.49% and from January 1, 2004 through the scheduled maturity of the Tranche B term facility under the Dynamic Details senior credit facility in 2005, we pay a fixed annual rate of 6.99%.  The term loan facility portion of the Dynamic Details senior credit facility bears interest based on one-month LIBOR.  As of September 30, 2002, one-month LIBOR was 1.82%.  If one-month LIBOR increased by 10% to 2.02%, interest expense related to the term loan facility portion would not increase over the twelve months ending September 30, 2003 due to the fixed rates under the swap agreements.  The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of September 30, 2002, was 9.92%.

Under the terms of the DDi Europe swap agreement, Ddi Europe paid a fixed annual rate of interest equal to 6.92% applied to fixed amounts of debt per the agreement through the scheduled term of September 30, 2002.  As of September 30, 2002, the swap covered approximately 94% of the outstanding debt under the facilities agreement.  The Ddi Europe facilities agreement bears interest based on three-month UK LIBOR.  As of September 30, 2002,  three-month UK LIBOR was 3.99%.  If three-month LIBOR increased by 10% to 4.39%, interest expense related to the term loan facility would increase approximately $0.1 million.  The overall effective interest rate for the term loans, after giving effect to the interest rate swap agreement, as of September 30, 2002, was 8.92%.

A change in interest rates would not have an effect on our interest expense on the Ddi Capital senior discount notes or Ddi Corp. convertible subordinated notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

The sales and expenses and financial results of Ddi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively.  We have foreign currency translation risk equal to our net investment in those operations.  However, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made.  Based on our forecasts, the effect of an immediate 10% change in exchange rates would not have an impact on our operating results over the 12 month period ending September 30, 2003.  We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

               (a)     Exhibits.

               The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q.

Exhibit	Description

99.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Executive Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer of DDi Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer of DDi Capital Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)     Reports on Form 8-K.

               The following Current Reports on Form 8-K were filed in the quarterly period ended September 30, 2002:

(i).

On August 6, 2002, DDi Corp. filed a report on Form 8-K dated August 6, 2002 disclosing the receipt of a notice from the Nasdaq Stock Market, Inc. because DDi Corp.’s common stock has failed to maintain a minimum closing bid price of $1.00 over a period of 30 consecutive trading days.

(ii).

On September 6, 2002, DDi Corp. filed a report on Form 8-K dated September 6, 2002 announcing ratings downgrades by Moody’s Investors Services with respect to DDi Corp., Dynamic Details, Incorporated and DDi Capital Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DATE: November 13, 2002	DDi CORP.

	By:	/s/ JOSEPH P. GISCH

Joseph P. Gisch Chief Financial Officer, Secretary and Treasurer (Authorized Signatory and Principal Financial Officer)

CERTIFICATIONS

I, Bruce D. McMaster, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of DDi Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ BRUCE D. MCMASTER

Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, Joseph P. Gisch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DDi Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ JOSEPH P. GISCH

Joseph P. Gisch Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DATE: November 13, 2002	DDi CAPITAL CORP.

	By:	/s/ JOSEPH P. GISCH

Joseph P. Gisch Vice President, Chief Financial Officer, and Treasurer (Authorized Signatory and Principal Financial Officer)

CERTIFICATIONS

I, Bruce D. McMaster, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of DDi Capital Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ BRUCE D. MCMASTER

Bruce D. McMaster President and Chief Executive Officer (Principal Executive Officer)

I, Joseph P. Gisch, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of DDi Capital Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ JOSEPH P. GISCH

Joseph P. Gisch Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)