Form 10-K
period 2003-12-31
DDI CORP
filed 2004-03-30
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:  000-30241

DDi CORP.

(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle, Anaheim, California	92806
(Address of principal executive offices)	(Zip Code)

(714) 688-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐ .

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003, based on the average closing bid and asked prices for such common equity was $3,304,548 (computed by reference (i) to the price at which the registrant’s predecessor was last sold on the over-the-counter market in the United States as posted on the OTC Bulletin Board and (ii) the number of shares of the registrant’s predecessor that were outstanding on November 30, 2003). The registrant does not have non-voting common equity.

As of March 22, 2004, DDi Corp. had 25,999,926 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-K

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our” and “DDi Corp.” refer specifically to DDi Corp. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for DDi or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;

•	our ability to sustain historical margins as the industry develops;

•	increased competition;

•	increased costs;

•	our ability to retain key members of management;

•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

•	other factors identified from time to time in our filings with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

PART I

Item 1.    Business.

Overview

We provide time-critical, technologically advanced printed circuit board engineering and manufacturing, and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis—with lead times as short as 24 hours. We have approximately 1,500 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 70 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our global engineering capabilities and highly scalable manufacturing facilities in the United States, Canada and Europe enable us to respond to time-critical orders and technology challenges for our customers.

DDi Corp.’s predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our current Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In April 2000, in conjunction with the closing of DDi Corp.’s initial public offering, DDi Corp. was reincorporated in Delaware. We operate through our primary operating subsidiaries, Dynamic Details, Incorporated, or Dynamic Details, and DDi Europe Limited, or DDi Europe.

Events Leading to Our Reorganization

Our corporate growth strategy in the late 1990’s involved a combination of organic revenue growth and the acquisition of several companies and facilities in the United States, Canada and Europe. This strategy served to position us to meet the strong growth in demand we experienced in 1997 through 2000 in the printed circuit board and electronics manufacturing services market segments, and enabled us to scale our business to address the increasingly global nature of our customer base. We financed our organic growth and acquisition strategy, in part, through the issuance of common stock and debt.

Beginning in 2001, the markets for printed circuit board and electronics manufacturing services, as well as many end-markets addressed by providers of these services entered into significant economic decline. As a result, demand for our services and those of our competitors decreased during 2001 and 2002, negatively impacting our consolidated revenues, operating performance, and our industry in general. From 2000 to 2002, our consolidated net sales declined from nearly $500 million to just under $250 million.

From 2001 through 2003, we implemented operational restructuring plans in order to address the changing market environment. These plans included the closure or disposition of various facilities and selected design centers throughout the United States, streamlining certain manufacturing facilities, eliminating certain sales offices, including a sales office based in Tokyo, scaling down our Anaheim, California and Sterling, Virginia facilities and reallocating production to facilities with lower cost structures in order to improve operating cash flow. We also wrote-down unutilized assets.

Despite our considerable efforts to reduce our cost structure and consolidate operations, we were unable to overcome the negative impact that the prolonged economic downturn in our market and end-markets had on our business and financial condition. As economic and capital markets conditions deteriorated, we were unable to raise additional equity capital and were not able to generate sufficient cash from operations to reduce our debt to a manageable level. As a result, as of December 31, 2002, we had approximately $313.7 million in debt, including capital leases.

As of December 31, 2002, we defaulted on certain financial covenants of our pre-restructuring loan agreements, and as a result, were not permitted to pay interest to the holders of our convertible subordinated notes in March or April of 2003, or to the holders of our senior discount notes in May of 2003. Our failure to make these interest payments resulted in a default on obligations under our convertible subordinated notes and senior discount notes.

As a result of these events, we began negotiations with both the secured lenders under our pre-restructuring senior credit facility and committees formed by holders of our convertible notes and senior discount notes. Pursuant to these negotiations, we reached an agreement to restructure our bank debt outside of a bankruptcy proceeding and to file a bankruptcy petition and plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In August 2003 we filed a petition to consummate the agreed upon pre-arranged plan. At this time our total debt, including capital leases, at the time we filed for bankruptcy was approximately $335 million, including approximately $211 million in principal and accrued interest on our convertible subordinated notes and approximately $18 million in principal and accrued interest on our senior discount notes. The result of our plan of reorganization was a restructuring of our public debt that created a capital structure that could be supported by the cash flow of our operating subsidiaries. The plan reduced our total debt and accrued interest by more than $210 million and reduced our future annual cash interest expenses by approximately $16 million.

Our Recent Bankruptcy and Reorganization

On August 20, 2003, DDi Corp. and our subsidiary, DDi Capital Corp., or DDi Capital, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On December 2, 2003, the Bankruptcy Court approved our plan of reorganization, and on December 12, 2003, the effective date of our plan of reorganization, we reorganized and emerged from bankruptcy. DDi Corp. and our subsidiaries are now operating our businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization. The following is a summary of some of the transactions that were consummated on or about the effective date of our plan of reorganization:

Board and Management.    Our board of directors was reconstituted to consist of the following five independent directors in addition to Bruce D. McMaster and David Blair: Robert Amman, Robert Guezuraga, Jay B. Hunt, Andrew E. Lietz and Carl R. Vertuca Jr. No significant changes occurred in our senior management as a result of the bankruptcy.

Charter Documents.    Our certificate of incorporation and bylaws were amended and restated in the bankruptcy. We now have 80,000,000 shares of capital stock, consisting of 75,000,000 shares of Common Stock, $.001 par value per share and 5,000,000 shares of Preferred Stock, $.001 par value per share, of which 1,000,000 shares have been designated as Series A preferred stock.

Treatment of Our Pre-Bankruptcy Equity.    All of our pre-bankruptcy equity securities, including all outstanding shares of our common stock and all outstanding options to purchase common stock, were cancelled.

Treatment of Our Pre-Bankruptcy Debt.    All of our pre-bankruptcy documents evidencing or creating any indebtedness were cancelled or satisfied in full and discharged, including, without limitation, $105.5 million of our 6.25% convertible subordinated notes due 2007, $105.1 million of our 5.25% convertible subordinated notes due 2008 and $17.6 million of DDi Capital’s 12.5% senior discount notes due 2007. Our $65.9 million senior credit facility was restructured and repaid in full, and we entered into a new senior credit facility, described below.

Issuance of Common Stock.    We issued an aggregate of 23,500,000 shares of our common stock to the holders of our old convertible subordinated notes.

Issuance of Series A Preferred Stock.    We issued an aggregate of 1,000,000 shares of our Series A preferred stock to the holders of our old convertible subordinated notes.

Issuance of Warrants.    We issued warrants to purchase an aggregate of 3,051,507 shares of our common stock to the lenders under our senior credit facility. In addition, we issued warrants to purchase an aggregate of 762,876 shares of our common stock in connection with the senior accreting notes described below. As a result of our private placement of securities in January 2004, the warrants issued to the lenders under our senior credit facility and to the holders of our old senior discount notes were adjusted pursuant to anti dilution provisions allowing such holders to purchase an aggregate of 3,228,364 shares and 807,090 shares of our common stock, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. We may reduce the number of the warrants issued to the senior lenders by 50% if we permanently reduce and terminate our borrowings under the senior credit facility by 50% by December 12, 2005. Furthermore, if by December 12, 2005 we permanently reduce and terminate 100% of our borrowings under the credit facility, then none of these warrants will be exercisable. The warrants issued to the senior notes holders will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes. As noted below, as a result of paying off our senior credit facility, the warrants granted to the senior lenders were terminated.

Management and Director Stock Options and Restricted Stock.    As of March 22, 2004, we have granted options to purchase an aggregate of 2,620,434 shares of our common stock and issued 1,250,000 shares of common stock under our 2003 Management Equity Incentive Plan. We are authorized to grant options to purchase up to 2,319,686 additional shares of common stock under the plan. We are also authorized to issue up to 600,000 shares of common stock pursuant to stock options to be granted to non-employee directors under our 2003 Directors Equity Incentive Plan. The board has approved the granting of 400,000 shares of options to non-employee directors which is still subject to shareholder’s approval.

Senior Accreting Notes.    DDi Capital issued $17.7 million in senior accreting notes pursuant to an indenture. Interest is payable on the notes by issuance of additional senior accreting notes an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. The notes mature on January 1, 2009 and are redeemable by DDi Capital. The notes have covenants customary for securities of this type.

New Senior Credit Facility.    The aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured, exchanged and repaid in full. The rights of the lenders under Dynamic Details $65.9 million senior credit facility were modified, exchanged and restated as provided in our new senior credit facility. Our new $72.9 million senior credit facility consists of:

•	a $15 million revolving and term loan facility, which will be available as a revolving loan until June 30, 2005 and thereafter shall be converted to a term loan with an April 15, 2008 maturity date; and

•	a $57.9 million term loan with an April 15, 2008 maturity date.

The senior credit facility had $67.9 million outstanding and $0.5 million of letters of credit obligations outstanding as of March 2, 2004. No significant amortization of any loan under the senior credit facility will be due until 2005. In connection with the senior credit facility, we and DDi Capital executed and delivered two guarantee and collateral agreements, pursuant to which (i) we pledged 100% of the common stock of DDi Intermediate as collateral to secure the senior credit facility, and (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the senior credit facility. Our subsidiary, DDi Europe, also has a £14.3 million ($25.3 million) credit facility and £7.0 million ($12.5 million) revolving credit facility. For further information about our debt obligations, see the discussion under the caption “Liquidity and Capital Resources” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors at a price of $47.40 per share (for an aggregate sales price of $61 million before placement fees and offering expenses). We paid off the Dynamic Details senior credit facility using $54.8 million of the proceeds from this placement. As a result of such pay off, warrants to purchase an aggregate of 3,228,364 shares of our common stock held by the senior lenders were cancelled. Immediately after the Dynamic Details senior credit facility was paid off, Dynamic Details and three of its wholly-owned subsidiaries entered into a three year asset based revolving credit facility with a commitment up to $40 million, depending upon on value of the asset base. Initially, on March 30, 2004, Dynamic Details was able borrow up to $16 million. The asset based credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The asset-based credit facility is secured by the assets of our domestic operating subsidiary, Dynamic Details. Under the asset based credit facility, (i) DDi Corp. pledged 100% of the common stock of DDi Intermediate as collateral to secure the senior credit facility; (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the senior credit facility; and (iii) DDi Capital pledged 100% of the common stock of Dynamic Details, Incorporated as collateral to secure the asset-based credit facility. For further information about of debt obligations, see the discussion under the caption “Liquidity and Capital Resources” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3.1

Set forth below is a chart diagramming our current capitalization and debt structure:

Industry Background

Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and which demand highly complex and sophisticated manufacturing capabilities. By contrast, printed circuit boards used in consumer electronic products are generally less complex and have less sophisticated manufacturing capability requirements.

We see several significant trends within the printed circuit board manufacturing industry, including:

•	Increasing customer demand for quick-turn production and integrated solutions. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers to develop new products in shorter periods of time. In response to these pressures, original equipment manufacturers look to high-end printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing and assembly services to reduce time to market.

•	Increasing complexity of electronic equipment. Original equipment manufacturers are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, original equipment manufacturers rely on high-end printed circuit board manufacturers who can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of less sophisticated, lower layer count printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.

4.1

Henderson Ventures, an independent market research firm, estimated that the global market for printed circuit boards was $31 billion in 2002, with North American manufacturers producing approximately $5.3 billion of that amount. Henderson estimated that in 2002 there were nine North American-based rigid printed circuit board manufacturers that had annual revenues in excess of $80 million, and over 400 manufacturers with annual revenues of less than $50 million. As a result of the slowdown in the electronics industry that began in early 2001 and continued through much of 2003, many printed circuit board manufacturing facilities were closed, reducing North American manufacturing capacity by an estimated 30% to 40%. We believe these plant closures have created an opportunity for increased market share and improved pricing for well-capitalized manufacturers that have advanced technological capabilities.

The DDi Customer Solution

Our customer solution combines reliable, time-critical, industry-leading engineering expertise and advanced process and manufacturing technologies. We play an integral role in our customers’ product development and manufacturing strategies. We believe our core strengths in the engineering, test and launch phases of new electronic product development provide a competitive advantage in delivering our services to customers in industries characterized by rapid product introduction cycles and demand for time-critical services.

Our customers benefit from the following:

•	Time-Critical Services. We specialize in providing time-critical, or quick-turn, printed circuit board engineering, manufacturing and other value-added services. Our engineering, fabrication, assembly and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Approximately 50% of our net printed circuit board sales in 2003 were generated from services delivered in 10 days or less, and we fill many of our customers’ orders in as little as 24 hours.

•	Customized Engineering Solutions. We are actively involved in the early stages of our customers’ product development cycles. This positions us at the leading edge of technical innovation in the engineering of complex printed circuit boards. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs.

•	Advanced Manufacturing Technologies. We maintain a strong commitment to research and development and focus on enhancing existing capabilities as well as developing new technologies. We are consistently among the first to adopt advances in printed circuit board manufacturing technology. For example, we believe that we are the only printed circuit board manufacturer in North America that manufactures printed circuits boards utilizing stacked microvia, or SMV™, technology.

Our Strategy

Our goal is to be the leading provider of technologically advanced, time-critical printed circuit board engineering, manufacturing and other value-added services. To achieve this goal, we intend to:

Focus on time-critical services.    We focus primarily on the quick-turn segment of the printed circuit board industry. We target the time-critical services market because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics for time-critical services are more stable than those of the volume production market and that these services are more resistant to pricing pressure and commoditization.

Maintain our technology leadership.    We are a leader in developing and adopting new manufacturing technologies. We continually accumulate new technology and engineering expertise as we work closely with our broad customer base in the introduction of their new products. We believe this expertise and ability position us as an industry leader in providing technologically advanced, time-critical services.

Continue to serve our large and diverse customer base.    We believe that maintaining a broad customer base enables us to further enhance our engineering expertise while reducing end-market and customer concentration risk. We maintain a large sales and marketing staff focused on building and maintaining customer relationships. We are focused on becoming an integral part of customers’ new product initiatives and work closely with their research and development personnel.

Pursue new customers and markets with high growth potential.    We continue to pursue new customers with high growth characteristics and target additional high growth end-markets that are characterized by rapid product introduction cycles and demand for time-critical services.

Our Services

Quick-turn Printed Circuit Board Engineering and Fabrication

•	Prototype Fabrication Services. We engineer and manufacture highly complex, technologically advanced multi-layer printed circuit board prototypes on a quick-turn basis. These prototypes are used in the design, testing and launch phase of new electronic products. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

•	Pre-production Fabrication Services. We offer quick-turn pre-production fabrication services to our customers when they introduce products to the market and require larger quantities of printed circuit boards in a short period of time. Our pre-production services typically include manufacturing 500 to 5,000 printed circuit boards per order with delivery times ranging from two to 20 days.

For the years ended December 31, 2002 and 2003, quick-turn orders, defined as orders with delivery requirements of 10 days or less, represented 60% and 50% of our net printed circuit board sales, respectively.

Value-Added Services

•	Assembly Services. We complement our quick-turn printed circuit board fabrication business with time-critical printed circuit board assembly services. We also build, configure and test electronic products and assemblies. These services provide significant value to our customers by accelerating their new products’ time to market.

•	Transition Services. We provide our customers with seamless access to volume printed circuit board manufacturing capabilities located in Asia. Through a single purchase order, our customers can place prototype work with us and still benefit from volume production done by an Asia-based manufacturer.

Manufacturing Technologies and Processes

The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer-controlled laser drilling and routing, automated plating and process controls and achievement of controlled impedance.

Multi-layering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel.

Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections, called blind or buried vias, between printed circuit board layers and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

We provide a number of advanced technologies which allows us to manufacture complex printed circuit boards with higher numbers of layers and increased functionality and quality, including the following:

•	Laser Direct Imaging. Laser direct imaging is a new process that allows us to increase board density through the use of increasingly small and accurate laser technology.

•	Blind or Buried Vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Microvias. We are a leading supplier of advanced microvia products. Microvias are small vias with diameters generally between .003 and .008 inches after plating. Traditional microvias allow for higher densities than standard through hole drilling and can be used to reduce layer count, board size or increase the amount of components on a fixed area. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a smaller given surface area. These products can be delivered in as little as 5 days.

•	Stacked Microvias (SMV™). Stacked microvias are microvias filled with solid copper that can be stacked, connecting as many as six layers sequentially. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMV™ technology provides solutions for next generation technologies that include high Input/Output count, .65mm, .5mm and .4mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a standard microvia that is limited to 1 or 2 layer deep routing. We believe that we are the only printed circuit board manufacturer that currently offers fabrication of printed circuit boards utilizing stacked microvias.

•	Buried passives. Buried passive technology involves embedding the capacitive and resistive elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board, leaving more surface area for active components. We have offered buried resister products since the early 1990’s. This technology is used in the high speed interconnect space as well as single chip or multichip modules, memory and high speed switches. This process is used to eliminate surface mount resisters and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitive layers since the mid 1990’s. The buried capacitance layers are currently used mostly as a noise reduction method.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide .002 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.002 inches up to 0.062 inches.

•	Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost reduced package. We currently use 48 different materials and are preparing to add “Green” or Halogen-free materials and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration. The addition of “Green” materials and materials capable of surviving “lead-free” assembly processes is to address the continuing environmental concerns surrounding the industry as a whole.

We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9002 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MILPRF-5510 and MILPREF-31032 certified. These certifications require that we meet certain military standards related to production and quality control.

Our Customers and Markets

We have one of the broadest customer bases in the printed circuit board industry. We measure customers as those companies that have placed at least one order with us in the preceding 6-month period. As of December 31, 2003, we had over 1,500 customers, comprised of original equipment manufacturers and electronics manufacturing services providers representing a wide range of end-user markets. These end markets consist of leading communications and networking, medical, test and industrial instruments, high-end computing, and military and aerospace equipment markets. During 2003, sales to our largest customer accounted for approximately 5% of our net sales. During 2002 and 2003, sales to our ten largest customers accounted for approximately 26% and 24% of our net sales, respectively.

We sell to original equipment manufacturers both directly and through electronic manufacturing service companies. Our top thirty customers by revenue for the year ended December 31, 2003, were:

Communications/Networking	Medical/Test/Industrial	High-end Computing
Cogent Harris Corp. IP Wireless Marconi Communications Motorola Qualcomm Raymarine Soundcraft Vertical Networks	Eurotherm Controls Malvern Rotork Stoneridge Teradyne Tyco Electronics Varian	Hewlett-Packard Intel Texas Instruments

Military/Aerospace	Electronic Manufacturing Services
BAE Systems Goodrich Aerospace Smiths Industries Thales	Benchmark Electronics Celestica Jabil Circuit Partnertech Plexus Sanmina-SCI Solectron

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended December 31,
End Markets(1)	2001	2002	2003
Communications/Networking	56%	44%	36%
Medical/Test/Industrial	12	15	21
High-end Computing	22	24	19
Military/Aerospace	2	7	16
Other	8	10	8

Total	100%	100%	100%

(1)	Sales to electronic manufacturing services providers are classified by the end markets of their customers.

The financial information for geographic areas is included in Note 2 to the Consolidated Financial Statements under the caption “Segment Reporting.”

Sales and Marketing

Our sales and marketing efforts are focused on developing long-term relationships with research and development and new product introduction personnel at current and prospective customers. Our sales personnel and engineering staff advise our customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication.

In order to build strong relationships with our clients through personal contacts, each customer is serviced by one individual member of the sales staff for all services across all facilities. We have developed a comprehensive database and allocation process to coordinate calling and cross-selling efforts.

We market our development and manufacturing services through an internal sales force. In addition, approximately 28% of our net sales in 2003 were generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards.

Research and Development

We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies. Our close involvement with our customers in the early stages of their product development positions us at the leading edge of technical innovation in the design and manufacture of quick-turn and complex printed circuit boards. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as a part of costs of goods sold.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and do not believe that the patents are critical to protecting our core intellectual property. We believe our business depends instead on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes.

Our Suppliers

Our raw materials inventory is small relative to sales and must be regularly and rapidly replenished. We use just-in-time procurement practices to maintain raw materials inventory at low levels. Because we provide primarily lower-volume quick-turn services, this inventory policy does not hamper our ability to complete customer orders. Although we have preferred suppliers for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and we believe this will continue in the foreseeable future.

The primary raw materials that we use in production are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials) and chemical solutions (copper, gold, etc.) for plating operations, photographic film and carbide drill bits. We work closely with our suppliers to incorporate technological advances in the raw materials we purchase.

Competition

Our principal competitors include Merix Corporation, TTM Technologies, Tyco, as well as, a number of smaller private companies. The barriers to entry in the quick-turn segment of the printed circuit board industry are considerable. In order to compete effectively in this segment, companies must have a large customer base, a large staff of sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.

We believe we compete favorably based on the following factors:

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	additional available manufacturing capacity without material additional capital expenditures;

•	consistent high-quality product; and

•	outstanding customer service.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Governmental Regulation

Our operations are subject to certain federal, state and local laws and regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. Among others, we are subject to regulations promulgated by:

•	the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

•	the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

•	corresponding state and local agencies.

To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2003, we had approximately 1,800 employees, none of whom are represented by unions. Of these employees, approximately 71% were involved in manufacturing, 7% were involved in engineering, 16% were involved in administration and other capacities and approximately 6% were involved in sales. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

ITEM 1A.     Executive Officers Of DDi Corp.

The following table sets forth the executive officers of DDi Corp., their ages as of March 22, 2004, and the positions currently held by each person:

Name	Age	Office
Bruce D. McMaster	42	President, Chief Executive Officer and Director
Joseph P. Gisch	47	Senior Vice President and Chief Financial Officer
David Blair	53	Chief Executive Officer of DDi Europe and Director
Michael Moisan	49	Senior Vice President and Chief Operating Officer
Timothy J. Donnelly	44	Vice President, Secretary and General Counsel
Thomas Ingham	48	Vice President, Sales and Marketing—Eastern Region
Jay Latin	40	Vice President, Sales and Marketing—Western Region

The President, Chief Executive Officer, Chief Financial Officer and Treasurer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

Bruce D. McMaster has served as our President since 1991 and as a Director and our Chief Executive Officer since 1997. Before becoming our President, Mr. McMaster worked in various management capacities in our engineering and manufacturing departments. Mr. McMaster also serves as President and Chief Executive Officer of DDi Capital and Dynamic Details and serves as an executive officer of our other subsidiaries.

Joseph P. Gisch has served as Chief Financial Officer since December 2003, a position he previously held from 1995 to March 2003. From March to December 2003, Mr. Gisch served as our Executive Vice President of Business Development and Strategic Planning, focusing on our financial restructuring. Mr. Gisch also serves as Vice President, Chief Financial Officer and Treasurer of Dynamic Details. From 1986 to 1995, Mr. Gisch was a partner at the accounting firm of McGladrey & Pullen, LLP where he was responsible for the audit, accounting and information systems for a variety of manufacturing clients. Mr. Gisch was responsible for our general accounting and income tax matters. Mr. Gisch has not been responsible for any of our audit services since 1991.

David Blair has served as Chief Executive Officer of DDi Europe since January 2002, and as a director of DDi Corp. since December 2003. Prior to joining us, Mr. Blair was retired from L. Gardner PLC, where he last served as Chief Executive Officer.

Michael Moisan has served as our Chief Operating Officer since 2002 and as our Vice President, Operations—East Coast from October 2001 to 2002. Mr. Moisan oversaw our Anaheim operation from 1996 to October 2001. Prior to joining DDi, he was Director of Engineering at Circuitwise, an automotive printed circuit board supplier, from 1995 to 1996. He served as Director of Operations at AMP AKZO, a printed circuit board company, from 1990 to 1996 and as Director of Research at PCK Technology, an electronics research and development company, from 1982 to 1990.

Timothy J. Donnelly has served as our General Counsel, Vice President & Secretary since 2000. Prior to joining us, Mr. Donnelly was the Assistant General Counsel of Rockwell International Corporation from 1991 to 2000 and was an associate attorney at the law firm of Latham & Watkins LLP from 1986 through 1990.

Thomas Ingham has served as our Vice President Sales and Marketing—Eastern Region since March 2002. From September 2001 Mr. Ingham has served Dynamic Details in various positions in sales and marketing over the last five years, starting as Regional Manager. Prior to joining Dynamic Details, Mr. Ingham worked for 12 years at Insulectro, a supplier of PCB materials and laminates, in various positions, most recently as Vice President, Sales and Marketing.

Jay Latin has served as our Vice President, Sales and Marketing—Western Region since March 2002. From 1998 to 2002, he served us as Mid-west Region manager. From 1993 to 1998, he served as a sales person for Southern California.

There are no arrangements or understandings pursuant to which any of the persons listed in the table above was selected as executive officers.

Item 2.     Properties.

As of March 22, 2004, we leased approximately 659,000 square feet of building space in locations throughout the world primarily for product assembly and manufacturing facilities for quick-turn printed circuit boards. Our lease agreements expire at various dates through the year 2011. These leases represent a commitment of $8.9 million per year through 2011.

Our significant facilities are as follows:

Location	Function	Square Feet (approx.)
Sterling, Virginia	Quick-turn printed circuit boards	100,000
Anaheim, California	Quick-turn printed circuit boards	97,000
Milpitas, California	Quick-turn printed circuit boards	73,000
Tempe, Arizona	Quick-turn printed circuit boards	49,000
Tewkesbury, England	Quick-turn printed circuit boards	57,000
Toronto, Canada	Quick-turn printed circuit boards	43,000
Marlow, England	Quick-turn printed circuit boards	29,000
Calne, England	Assembly	86,000
Hertford, England	Assembly	63,000
San Jose, California	Assembly	62,000

Total		659,000

In addition to the facilities listed above we recently entered into a lease for approximately 13,000 square feet of building space in Longmont, Colorado to be used for assembly services.

We also lease approximately 26,800 square feet of executive office space, which is included in our Anaheim, California facility. The lease represents a commitment of $0.2 million per year through 2008.

We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise. We are in the process of renegotiating several of our current leases.

Item 3.     Legal Proceedings.

On August 20, 2003, DDi Corp. and DDi Capital, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “Chapter 11 Cases”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), under case number 03-15261. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate, DDi Europe and Dynamic Details were not parties to the Chapter 11 Cases. After the Chapter 11 Cases were filed, DDi Corp. and DDi Capital continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On December 2, 2003, the Bankruptcy Court approved our plan of reorganization and on December 12, 2003, the effective date of our plan of reorganization, we reorganized and emerged from bankruptcy. DDi Corp., DDi

Capital and their subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization. Subsequent to our emergence from bankruptcy, the Bankruptcy Court retained jurisdiction over certain administrative matters. DDi Corp. and DDi Capital are in the process of filing a motion requesting closure of the Chapter 11 Cases and expect that such cases will be closed by April 2004.

In October and November 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. Named as defendants in these complaints are Bruce D. McMaster, our President and Chief Executive Officer, Joseph P. Gisch, our Chief Financial Officer, Charles Dimick, former Chairman of our Board of Directors, Gregory Halvorson, our former Vice President of Operations, and John Peters, our former Vice President of Sales and Marketing. Neither DDi Corp. nor any of its subsidiaries was named in this lawsuit. The complaints seek unspecified damages and allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period. In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against the same parties and seeking unspecified damages, but also adding causes of action under the Securities Act of 1933 in connection with the Company’s February 2001 secondary offering. This complaint alleges that the defendants misrepresented and/or failed to disclose material facts about the Company’s reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. This complaint also added former directors David Dominik, Steven Pagliuca, Steven Zide and Mark Benham as defendants, as well as Bain Capital, Inc. and the underwriters of the February 2001 offering. On December 16, 2003, a federal district court judge consolidated the Central District of California actions in to a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). At present, motions are pending from three lead plaintiff groups and their respective lead counsel requesting that the Court appoint lead plaintiff and lead counsel in these matters. The Court was scheduled to rule on the motions on February 23, 2004 but has rescheduled the hearing for an unspecified date. Defendants need not respond to any complaint in this action until after such ruling is made pursuant to a November 12, 2003 scheduling order. We believe the claims are without merit and that the action will be defended vigorously. However, there can be no assurance that the defendants will succeed in defending or settling this action. We cannot assure you that the action will not have a material adverse effect on our business, financial condition, cash flows and results of operations. At this time, management believes the Company will not incur significant costs associated with these matters.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock formerly traded on the Nasdaq National Market until December 11, 2002, then traded on the Nasdaq SmallCap Market until April 15, 2003 and then traded on the OTC Bulletin Board until December 12, 2003 under the symbol “DDIC.” When we emerged from our Chapter 11 proceedings on December 12, 2003, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization, and our former common stockholders received, in the aggregate, 1% of the shares of our common stock issued under the plan of reorganization. The shares of our common stock that were issued under our plan of reorganization were trading on the OTC Bulletin Board under the symbol “DDIO.” On March 5, 2004 our common stock commenced trading on the Nasdaq National Market under the symbol “DDIC.”

Because the value of one share of our post-bankruptcy common stock bears no relation to the value of one share of our old common stock, the trading prices of our post-bankruptcy common stock are set forth separately from the trading prices of our old common stock. The information regarding the old common stock illustrates trends in our market capitalization in prior periods but otherwise is not directly relevant to our current capitalization.

The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our old common stock are prices on the Nasdaq National Market through December 11, 2002, on the Nasdaq Small Cap Market through April 15, 2003 and sales prices on the OTC Bulletin Board through December 12, 2003. Prices for our new common stock are prices on the OTC Bulletin Board. The sales prices on the OTC Bulletin Board reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Reorganized DDi Corp. Common Stock		Predecessor DDi Corp. Common Stock
	High	Low	High	Low
Fiscal Year Ended December 31, 2002:
First Quarter	—	—	$13.06	$8.12
Second Quarter	—	—	$8.82	$0.55
Third Quarter	—	—	$0.92	$0.14
Fourth Quarter	—	—	$0.49	$0.12
Fiscal Year Ended December 31, 2003:
First Quarter	—	—	$0.27	$0.08
Second Quarter	—	—	$0.15	$0.05
Third Quarter	—	—	$0.07	$0.01
Fourth Quarter (through December 12, 2003)	—	—	$0.23	$0.02
Fourth Quarter (from December 12, 2003)	$15.00	$11.50	—	—
Fiscal Year Ending December 31, 2004:
First Quarter (through March 22, 2004)	$19.50	$14.00	—	—

The number of common stockholders of record as of March 2, 2004 was 70.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since January 1996. We anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business and repay our debt. We have no current intention to pay cash dividends, and we do not expect to pay dividends while our current debt instruments are outstanding. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.

The debt instruments of our subsidiaries restrict our ability to pay dividends and restrict our subsidiaries’ ability to pay dividends to us. Dynamic Details’ ability to pay dividends is limited under its senior credit facility. DDi Capital’s ability to pay dividends is limited under an indenture dated December 12, 2003 among DDi Capital and Wilmington Trust Co. as trustee. See “Description of Indebtedness” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities

Pursuant to our plan of reorganization, on December 13, 2003, we issued common stock, preferred stock and warrants to our creditors in satisfaction of such creditors’ claims against us. We issued an aggregate of 23,500,000 shares of our common stock to the holders of our old convertible subordinated notes. We issued an aggregate of 249,926 shares of common stock to the holders of our pre-bankruptcy common stock. We issued an aggregate of 1,000,000 shares of our Series A preferred stock to the holders of our old convertible subordinated notes. We issued warrants to purchase an aggregate of 3,814,383 shares of our common stock, subject to anti-dilution adjustment, to the lenders under the our new senior credit facility and to holders of our old senior discount notes. As a result of our private placement of securities in January 2004, the number of shares issuable upon exercise of the warrants increased to 4,035,454 shares. The holders of the 23,500,000 shares of our common stock issued to the holders of our old convertible subordinated notes, the Series A preferred stock and the warrants issued pursuant to our plan of reorganization, are entitled, under certain circumstances, to require us to register the resale of their common stock, Series A preferred stock, warrants and shares issuable upon exercise of the warrants under the Securities Act. However, no registration rights have been provided to holders of our pre-bankruptcy common stock with respect to the common stock issued to such holders under our plan of reorganization.

We believe that the issuances of the shares of our common stock, the Series A preferred stock, warrants and shares issuable upon exercise of the warrants pursuant to the Registrants’ plan of reorganization satisfy the requirement of Section 1145 of the Bankruptcy Code and, therefore, were exempt from registration under the Securities Act and state securities laws. Subject to volume restrictions under the Securities Act on sales by affiliates, the securities issued pursuant to our plan of reorganization may be freely transferred by most recipients, and all resales and subsequent transactions in such securities are exempt from registration under federal and state securities laws, unless the holder is an “underwriter” with respect to such securities, as such term is defined in Section 1145(b) of the Bankruptcy Code. Given the complex and subjective nature of the question of whether a particular holder may be an underwriter, we make no representation concerning the right of any person to trade in the securities issued pursuant to our plan of reorganization.

On January 21, 2004, we issued 1,000,000 shares of common stock to two institutional investors for total gross proceeds of $15,980,000. We paid our placement agent and advisor a placement fee of $758,800 out of the proceeds of the offering. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were “accredited investors” as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The holders are entitled, under certain circumstances, to require us to register the resale of their common stock under the Securities Act. We filed a registration statement on February 12, 2004 relating to these shares of common stock.

On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “preferred shares”) to certain institutional investors at a price of $47.40 per share (for an aggregate sales price of $61 million before placement fees and offering expenses). We paid our placement agent and advisor a placement fee of $3,040,000 out of the proceeds of the offering. We paid off the Dynamic Details senior credit facility in full using $54.8 million of the proceeds from this placement. We issued securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were “accredited investors,” as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The holders are entitled, under certain circumstances, to require us to register the resale of the shares of common stock issuable upon conversion of the Series B-1 and B-2 Preferred Stock.

Each share of the preferred stock will initially be convertible into four shares of Common Stock at anytime at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments. The preferred shares bear dividends at the rate of 6% per annum, payable commencing March 31, 2005, at our election, either in cash or in common stock. We have agreed to register the shares of common stock the holders will receive upon conversion and upon the payment of dividends in common stock.

The preferred shares are subject to mandatory redemption in five years. At the option of the holders, we are required to redeem the preferred shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default, or other specified occurrences. We also have the right to redeem the preferred shares if the Company’s stock trades above $20.75 for 30 consecutive trading days. The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost.

We have the option to make dividend and redemption payments in either cash or common stock (up to a maximum of 10,000,000 shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If we use our stock to pay dividends or make redemptions, then its stock is valued at a 5% discount to market in making such payments.

Until we obtain stockholder approval of the transaction, the holders are not entitled to receive common stock equal to more than 19.9% of the number of shares of our common stock which were outstanding immediately prior to the issuance of the preferred stock. In addition, the use of common stock to satisfy dividend and redemption payments also is subject to shareholder approval. We intend to seek stockholder approval of the transaction at our next stockholders meeting.

In general, the preferred shares vote together with common shares based on the number of shares into which the preferred could convert on the day of issuance. In addition, the preferred holders are entitled to elect a member of our Board of Directors in the event we fail to redeem the preferred stock when required.

The terms of the preferred stock prohibit us from taking certain actions without the consent of the majority of the holders of the preferred stock, including incurring certain levels of indebtedness, issuing preferred stock that is equal to or senior to the Series B-1 or B-2 Preferred Stock, or issuing certain securities prior the registration of the shares of common stock underlying the preferred stock.

The purchasers of the preferred shares have the right to participate in future private placements through March 2005.

Item 6.     Selected Financial Data.

The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 1999, 2000, 2001 and 2002, for the eleven months ended November 30, 2003 and for the one month ended December 31, 2003. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth below.

	Predecessor DDi Corp.					Reorganized DDi Corp.
	Years Ended December 31,				Eleven Months Ended Nov. 30, 2003	One Month Ended Dec. 31, 2003
	1999	2000	2001	2002
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$292.5	$497.7	$361.6	$248.8	$221.7	$21.4
Cost of goods sold	202.4	306.2	263.6	229.6	199.6	17.9
Non-cash compensation and amortization of intangibles (a)	—	—	—	—	—	8.1
Restructuring-related inventory impairment (b)	1.9	—	3.7	3.5	1.7	—

Total cost of goods sold	204.3	306.2	267.3	233.1	201.3	26.0

Gross profit (loss)	88.2	191.5	94.3	15.7	20.4	(4.6)
Operating expenses:
Sales and marketing:
Sales and marketing	23.6	39.7	27.6	23.0	16.3	1.5
Non-cash compensation (a)	—	—	—	—	—	2.0

Total sales and marketing	23.6	39.7	27.6	23.0	16.3	3.5
General and administration:
General and administration	15.3	36.2	21.0	16.5	15.6	1.2
Non-cash compensation (a)	—	—	—	—	—	1.6

Total general and administration	15.3	36.2	21.0	16.5	15.6	2.8
Amortization of intangibles	22.3	22.8	22.6	—	—	0.4
Goodwill impairment	—	—	—	199.0	11.6	—
Restructuring and other related charges (b)	5.1	—	76.1	26.6	3.8	0.4
Reorganization expenses (c)	—	—	—	2.3	9.0	0.6

Operating income (loss)	21.9	92.8	(53.0)	(251.7)	(35.9)	(12.3)
Interest rate swap valuation	—	—	10.0	—	—	—
Loss on interest rate swap termination	—	—	—	—	5.6	—
Interest expense and other expense, net	46.7	51.8	41.7	22.1	18.2	1.3
Reorganization items:
Gain on extinguishment of debt	—	—	—	—	(120.4)	—
Fresh start accounting adjustments	—	—	—	—	(118.4)	—
Reorganization proceeding expenses (d)	—	—	—	—	14.0	1.1

Income (loss) before income taxes	(24.8)	41.0	(104.7)	(273.8)	165.1	(14.7)
Income tax benefit (expense)	7.4	(20.8)	19.6	(14.3)	(0.7)	0.7

Net income (loss)	(17.4)	20.2	(85.1)	(288.1)	164.4	(14.0)
Priority distribution due shares of Class L common stock	(14.1)	(4.4)	—	—	—	—

Net income (loss) allocable to common stock	$(31.5)	$15.8	$(85.1)	$(288.1)	$164.4	$(14.0)

Income (loss) per share of common stock (basic)	$(3.21)	$0.50	$(1.79)	$(5.98)	$3.33	$(0.59)
Income (loss) per share of common stock (diluted)	$(3.21)	$0.47	$(1.79)	$(5.98)	$2.78	$(0.59)
Weighted average shares outstanding (basic)	9,831,042	31,781,536	47,381,516	48,175,353	49,357,100	23,749,926
Weighted average shares outstanding (diluted)	9,831,042	33,520,447	47,381,516	48,175,353	61,791,671	23,749,926

Other Financial Data:
Depreciation	$14.3	$18.7	$21.2	$21.2	$17.3	$1.3
Capital expenditures	18.2	27.2	35.2	10.7	5.3	0.4
Adjusted EBITDA (e)	66.6	134.8	70.6	0.9	7.5	2.1
Net cash provided by (used in) operating activities	24.8	64.8	55.8	(10.9)	(19.2)	6.6
Net cash provided by (used in) investing activities	(18.6)	(62.0)	(102.8)	(5.2)	(4.0)	0.4
Net cash provided by (used in) financing activities	(7.7)	61.2	3.7	21.4	(0.5)	(0.8)

17.1

	Predecessor DDi Corp.
	December 31,				Reorganized DDi Corp.
Consolidated Balance Sheet Data:	1999	2000	2001	2002	December 31, 2003
Cash, cash equivalents and marketable securities (including restricted)	$0.6	$66.9	$45.5	$38.4	$18.7
Working capital (deficit)	19.1	108.0	58.4	(225.5)	17.1
Total assets	354.3	581.4	474.5	221.2	291.4
Total debt, including current maturities	480.7	334.7	282.3	317.9	128.0
Stockholders’ equity (deficit)	(187.1)	136.4	122.5	(163.9)	91.4

(a)	Non-cash compensation charges reflect periodic charges related to the grant of options to purchase an aggregate of 2,620,434 shares of our common stock and the authorization to issue 1,250,000 shares of restricted common stock under our 2003 Management Equity Incentive Plan in connection with our plan of reorganization.

(b)	The 1999 restructuring and related charges represent the charge recorded in December 1999 in connection with the consolidation of our Colorado operations into our Texas facility and the closure of our Colorado Facility. The 2001 restructuring and related charges represent the charge recorded in the fourth quarter of 2001 in connection with the approved plan to downsize and consolidate facilities and to effect changes in senior management. The 2002 restructuring and related charges represent the charges recorded in June, September and December 2002 in connection with the approved plan to close our Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations. In addition to these facility closures during 2002, management and DDi Corp.’s board of directors also approved a plan in 2002 to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, Japan, and to scale down our Anaheim, California facility. The restructuring and related charges for the eleven months ended November 30, 2003, represent the streamlining of manufacturing facilities, increasing operating efficiencies and the revision of estimates from previously recorded restructuring charges. The charges recorded in the one month ended December 31, 2003, also represent revision of estimates from previously recorded restructuring charges.

(c)	The 2002 reorganization expenses represent the charges recorded in the fourth quarter of 2002 primarily comprised of personnel retention costs under the Dynamic Details Key Employee Retention Program, or KERP, and professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure. The reorganization expenses for the eleven months ended November 30, 2003, and for the one month ended December 31, 2003, consist of professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure as well as charges related to personnel retention costs under the Dynamic Details KERP. These amounts do not relate to the bankruptcy.

(d)	During the eleven months ended November 30, 2003, the Company recorded reorganization charges relating to the Chapter 11 proceedings of $14.0 million. These charges consist of $8.8 million related to professional fees directly associated with the Chapter 11 proceedings, $6.2 million related to the write-off of debt issuance costs, and a non-cash credit of $1.0 million related to the reversal of interest expense. In the month of December the Company recorded reorganization charges relating to the Chapter 11 proceedings of $1.1 million which consist of $0.1 million related to the write-off of debt issuance costs and $1.0 million related to professional fees directly associated with the Chapter 11 proceedings.

(e)	EBITDA means earnings before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and is used by our lenders in determining compliance with financial covenants. However, adjusted EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Our definition of adjusted EBITDA may differ from definitions of adjusted EBITDA used by other companies. The following table sets forth a reconciliation of adjusted EBITDA to net income (loss) for each period included herein:

	Predecessor DDi Corp.					Reorganized DDi Corp.
	Year Ended December 31,				Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	1999	2000	2001	2002
Adjusted EBITDA	$66.6	$134.8	$70.6	$0.9	$7.5	$2.1
Interest expense	46.7	51.8	41.7	22.1	18.2	1.3
Restructuring and reorganization expenses	7.0	0.5	79.8	32.4	14.5	1.0
Goodwill impairment	—	—	—	199.0	11.6	—
Reorganization items:
Gain on extinguishment of debt	—	—	—	—	(120.4)	—
Fresh start accounting adjustments	—	—	—	—	(118.4)	—
Reorganization proceeding expenses	—	—	—	—	14.0	1.1
Amortization of intangibles	22.3	22.8	22.6	—	—	1.6
Management fee	1.1	—	—	—	—	—
Non-cash stock compensation	—	—	—	—	—	10.5
Depreciation	14.3	18.7	21.2	21.2	17.3	1.3
Interest rate swap valuation	—	—	10.0	—	—	—
Loss on interest rate swap termination	—	—	—	—	5.6	—
Tax expense (benefit)	(7.4)	20.8	(19.6)	14.3	0.7	(0.7)

Net income (loss)	$(17.4)	$20.2	$(85.1)	$(288.1)	$164.4	$(14.0)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide time-critical, technologically advanced printed circuit board engineering, manufacturing and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis and delivering technologically advanced solutions—with lead times as short as 24 hours. We have approximately 1,500 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 70 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions to customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building lasting client relationships. Our global engineering capabilities and highly scalable manufacturing facilities in the United States, Canada and Europe enable us to respond to time-critical orders and technology challenges for our customers.

Bankruptcy and Reorganization

From December 1997 through October 2002, we completed several acquisitions, including acquisitions in the United States, Canada and the United Kingdom. Beginning in early 2001, many of the end-markets into which we sell our products and services (including communications and networking equipment; medical, automotive, industrial and test equipment; computers and peripherals; and aerospace equipment) began to enter a significant downturn. Due to the decrease in demand for our services, combined with an increase in manufacturing capacity that resulted from our series of acquisitions, we had excess manufacturing capacity, which adversely affected our operating results. From late 2001 through mid-2003, we implemented a number of restructuring plans designed to reduce our expenses, increase operating efficiencies and focus our business on higher margin services. These restructuring plans included closing a number of facilities, including some of the facilities acquired in our acquisitions, writing-down unutilized assets, streamlining certain manufacturing facilities and eliminating certain sales offices.

Our financial performance in the fourth quarter of 2002 resulted in covenant defaults under the Dynamic Details senior credit facility. As a result of the defaults, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes or the DDi Corp. 6.25% convertible subordinated notes. We commenced discussions with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders regarding a consensual restructuring of our obligations through negotiations. As a result of the foregoing, our independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern in connection with their audit of our consolidated financial statements for the year ended December 31, 2002.

In connection with our restructuring efforts, on August 20, 2003, DDi Corp. and our subsidiary, DDi Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including DDi Europe and Dynamic Details were not parties to the Chapter 11 cases. On December 2, 2003, the Bankruptcy Court entered an order confirming our Modified First Amended Plan of Reorganization dated as of August 30, 2003. On December 12, 2003, the effective date of our plan of reorganization, we reorganized and emerged from bankruptcy. DDi Corp. and our subsidiaries are now operating our businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.

The following is a summary of some of the transactions that were consummated on or about the effective date of our plan of reorganization:

•	Treatment of Our Pre-Bankruptcy Equity. All of our pre-bankruptcy equity securities were cancelled.

•	Treatment of Our Pre-Bankruptcy Debt. All of our pre-bankruptcy documents evidencing or creating any indebtedness were canceled or satisfied in full and discharged.

•	Issuance of Common Stock. We issued an aggregate of 23,500,000 shares of our common stock to the holders of our old convertible subordinated notes. We issued 249,926 shares of common stock to the holders of our pre-bankruptcy common stock.

•	Issuance of Series A Preferred Stock. We issued an aggregate of 1,000,000 shares of our Series A preferred stock to the holders of our old convertible subordinated notes.

•	Issuance of Warrants. We issued warrants to purchase an aggregate of 3,814,383 shares of our common stock to the lenders under our new senior credit facility and to holders of our old senior discount notes.

•	Management and Director Stock Options. As of March 22, 2004, we have granted options to purchase an aggregate of 2,620,434 shares of our common stock under our 2003 Management Equity Incentive Plan.

•	Senior Accreting Notes. DDi Capital issued $17.7 million of its 16% senior accreting notes due 2009.

•	New Senior Credit Facility. The rights of the lenders under Dynamic Details $65.9 million senior credit facility were modified, exchanged and restated as provided in our new $72.9 million senior credit facility.

Fresh-Start Accounting

In connection with the Company’s emergence from bankruptcy, we have adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh-start accounting, a new reporting entity, known as the “Successor Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the consolidated financial statements for the Successor Company for the period from December 1, 2003 to December 31, 2003, and all subsequent periods, will reflect the Company’s emergence from Chapter 11 and have been prepared utilizing the principles of fresh start reporting contained in SOP 90-7. As a result, the reported historical financial statements of the Company for periods prior to December 1, 2003, as presented in this Annual Report on Form 10-K, are not comparable to those of the Successor Company.

Key Financial Indicators

The key financial indicators used by management to measure financial performance of our business include net sales and adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and significant charges).

Factors that tend to drive net sales include customers’ time-to-market and advanced technology requirements. Our management examines these factors to determine whether we have been successful in our strategy of (a) focusing on time-critical and technologically advanced services; (b) maintaining our large and diverse customer base; and (c) successfully attracting new customers and markets.

We believe that adjusted EBITDA is an important factor of our business because it reflects financial performance that is unencumbered by debt service. This financial measure is commonly used in our industry. It is also used by our lenders to determine covenant compliance. Growth in adjusted EBITDA is driven by higher gross profit and cost containment in selling, general and administration expenses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

We believe our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:

•	fresh-start accounting;

•	valuation of long-lived assets;

•	goodwill impairment;

•	inventory obsolescence;

•	allowance for doubtful accounts;

•	income taxes; and

•	litigation and other contingencies.

•	stock based compensation

Fresh-start accounting—Upon emerging from the Chapter 11 proceedings, we were required to adopt fresh-start accounting in accordance with SOP 90-7 effective November 30, 2003. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. Through fresh-start accounting, we recorded assets and liabilities at their fair values resulting in a write-up of fixed assets by approximately $4.0 million. We also recorded additional goodwill of $99.8 million and other intangibles consisting of backlog and customer relationships of approximately $24.9 million and deferred lease liabilities of $8.1 million relating to over-market leases.

We determined the fair value of assets and liabilities based on independent business valuations of our reorganization equity value, tangible assets and intangible assets which relied on significant estimates and judgments relating to future earnings, cash flow projections and industry trend data. These valuations were prepared and used only for fresh-start reporting and are not required to be updated. If different estimates and judgments were used, they would result in different valuations which would impact our balance sheet, particularly our equity, debt, intangible assets, goodwill and property, plant and equipment.

Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets. If the carrying value may not be recoverable then an asset impairment may be recorded. In our 2001, 2002 and the eleven months ended November 30, 2003 Consolidated Statements of Operations, we recorded impairments of long-lived assets resulting from plant closures.

Goodwill impairment—We assess the potential impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value may not be recoverable then an impairment of goodwill may be recorded. In our 2002 Consolidated Statements of Operations, we recorded impairments of goodwill resulting from the decline of our market capitalization and in the eleven months ended November 30, 2003 we recorded impairment of goodwill due to the fact we were negotiating with our convertible subordinated noteholders, senior discount noteholders and the lenders of our senior credit facility to implement a plan of reorganization and based on business valuations that indicated the book value of goodwill was in excess of its fair value.

Inventory obsolescence—We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized then an inventory impairment may be recorded. In our 2001, 2002 and the eleven months ended November 30, 2003 Consolidated Statements of Operations, we recorded restructuring-related inventory impairments resulting from plant closures and reduction of plant capacity and headcount. In addition to evaluations of the market value in connection with significant activities, we regularly monitor potential inventory obsolescence and, when necessary, reduce the carrying amount of our inventory to its market value.

Allowance for doubtful accounts—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. In our 2002 and eleven months ended November 30, 2003 Consolidated Statements of Operations, we recorded tax expense to establish valuation allowances against our federal and state deferred tax assets based upon management’s expectation that the deferred tax assets would likely not be realized. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded.

Litigation and other contingencies—Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations, cash flows or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.

Stock based compensation—We record non-cash compensation costs related to stock options and restricted stock granted under our 2003 Management Equity Incentive Plan. The stock options we granted include stock options which have conditions which must be met to allow for exercise. The condition to be measured to determine the exercisability of the contingent options is based on our borrowings under the new senior credit facility on December 12, 2005. This requires our management to estimate the outcome of the contingency in order to account for the non-cash compensation costs related to these stock option grants using the variable method of accounting. Our results will differ if our assumption regarding the outcome of the contingent condition changes based on additional new information regarding the contingency.

Results of Operations and Other Financial Data

As required by fresh start accounting, the 2003 year results have been separately presented under the heading “Predecessor DDi” for the period from January 1, 2003 through November 30, 2003 and “Reorganized DDi” for the period from December 1, 2003 through December 31, 2003. The total operating results for the fiscal year ended December 31, 2003, can be derived by adding the amounts under the columns for the eleven months ended November 30, 2003 and the one month ended December 31, 2003. Management believes comparisons of the full fiscal years are the most appropriate method of analyzing and evaluating our financial results. Accordingly, the financial discussions below compare the year ended December 31, 2003, derived by adding the results of Predecessor DDi for the eleven month period ended November 30, 2003 to the results of Reorganized DDi for the one month period ended December 31, 2003, with the year ended December 31, 2002.

The following table sets forth Consolidated Statements of Operations Data, adjusted EBITDA reconciliation and Other Financial Data for the years ended December 31, 2001 and 2002, and the eleven months ended November 30, 2003 for Predecessor DDi Corp. and the one month ended December 31, 2003 for Reorganized DDi Corp. In addition, the data for the eleven months ended November 30, 2003 and the one month ended December 31, 2003 for Predecessor DDi Corp. and Reorganized DDi Corp., respectively, has been combined in one column to present the results for the full year ended December 31, 2003 (in millions):

	Predecessor DDi Corp.			Reorganized DDi Corp.	Combined Predecessor DDi Corp. & Reorganized DDi Corp.
	Year Ended		Eleven Months Ended	One Month Ended	Year Ended
	December 31, 2001	December 31, 2002	November 30, 2003	December 31, 2003	December 31, 2003
Consolidated Statements of Operations Data:
Net sales	$361.6	$248.8	$221.7	$21.4	$243.1
Cost of goods sold	263.6	229.6	199.6	17.9	217.5
Non-cash compensation and amortization of intangibles	—	—	—	8.1	8.1
Restructuring related inventory impairment	3.7	3.5	1.7	—	1.7

Total cost of goods sold	267.3	233.1	201.3	26.0	227.3
Gross profit (loss)	94.3	15.7	20.4	(4.6)	15.8
Operating expenses:
Sales and Marketing:
Sales and marketing	27.6	23.0	16.3	1.5	17.8
Non-cash compensation	—	—	—	2.0	2.0

Total sales and marketing	27.6	23.0	16.3	3.5	19.8
General and Administration:
General and administration	21.0	16.5	15.6	1.2	16.8
Non-cash compensation	—	—	—	1.6	1.6

Total general and administration	21.0	16.5	15.6	2.8	18.4
Amortization of intangibles	22.6	—	—	0.4	0.4
Goodwill impairment	—	199.0	11.6	—	11.6
Restructuring and related charges	76.1	26.6	3.8	0.4	4.2
Reorganization expenses	—	2.3	9.0	0.6	9.6

Operating loss	(53.0)	(251.7)	(35.9)	(12.3)	(48.2)
Interest rate swap valuation	10.0	—	—	—	—
Loss on interest rate swap termination	—	—	5.6	—	5.6
Interest expense and other expense, net	41.7	22.1	18.2	1.3	19.5
Reorganization items:
Gain on extinguishment of debt	—	—	(120.4)	—	(120.4)
Fresh start accounting adjustments	—	—	(118.4)	—	(118.4)
Reorganization proceeding expenses	—	—	14.0	1.1	15.1

Income (loss) before income taxes	(104.7)	(273.8)	165.1	(14.7)	150.4
Income tax benefit (expense)	19.6	(14.3)	(0.7)	0.7	0.0

Net income (loss)	$(85.1)	$(288.1)	$164.4	$(14.0)	$150.4

Adjusted EBITDA Reconciliation:
Adjusted EBITDA	$70.6	$0.9	$7.5	$2.1	$9.6
Interest expense	41.7	22.1	18.2	1.3	19.5
Restructuring and reorganization expenses	79.8	32.4	14.5	1.0	15.5
Goodwill impairment	—	199.0	11.6	—	11.6
Reorganization items:
Gain on extinguishment of debt	—	—	(120.4)	—	(120.4)
Fresh start accounting adjustments	—	—	(118.4)	—	(118.4)
Reorganization proceeding expenses	—	—	14.0	1.1	15.1
Amortization of intangibles	22.6	—	—	1.6	1.6
Non-cash stock compensation	—	—	—	10.5	10.5
Depreciation	21.2	21.2	17.3	1.3	18.6
Interest rate swap valuation	10.0	—	—	—	—
Loss on interest rate swap termination	—	—	5.6	—	5.6
Tax expense (benefit)	(19.6)	14.3	0.7	(0.7)	(0.0)

Net income (loss)	$(85.1)	$(288.1)	$164.4	$(14.0)	$150.4

Other Financial Data:
Depreciation	$21.2	$21.2	$17.3	$1.3	$18.6
Capital expenditures	$35.2	$10.7	$5.3	$0.4	$5.7

The following table sets forth Consolidated Statements of Operations Data, adjusted EBITDA reconciliation and Other Financial Data expressed as a percentage of net sales for the years ended December 31, 2001 and 2002, and the eleven months ended November 30, 2003 for Predecessor DDi Corp. and the one month ended December 31, 2003 for Reorganized DDi Corp. In addition, the data for the eleven months ended November 30, 2003 and the one month ended December 31, 2003 for Predecessor DDi Corp. and Reorganized DDi Corp., respectively, has been combined in one column to present the results for the full year ended December 31, 2003:

	Predecessor DDi Corp.			Reorganized DDi Corp.	Combined Predecessor DDi Corp. & Reorganized DDi Corp.
	Year Ended		Eleven Months Ended	One Month Ended	Year Ended
	December 31, 2001	December 31, 2002	November 30, 2003	December 31, 2003	December 31, 2003
Consolidated Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.9	92.3	90.0	83.6	89.5
Non-cash compensation and amortization of intangibles	—	—	—	37.9	3.3
Restructuring related inventory impairment	1.0	1.4	0.8	—	0.7

Total cost of goods sold	73.9	93.7	90.8	121.5	93.5
Gross profit (loss)	26.1	6.3	9.2	(21.5)	6.5
Operating expenses:
Sales and Marketing:
Sales and marketing	7.6	9.2	7.4	7.0	7.3
Non-cash compensation	—	—	—	9.3	0.8

Total sales and marketing	7.6	9.2	7.4	16.3	8.1
General and Administration:
General and administration	5.8	6.6	7.0	5.6	6.9
Non-cash compensation	—	—	—	7.5	0.7

Total general and administration	5.8	6.6	7.0	13.1	7.6
Amortization of intangibles	6.3	—	—	1.9	0.2
Goodwill impairment	—	80.0	5.2	—	4.8
Restructuring and related charges	21.1	10.7	1.7	1.9	1.7
Reorganization expenses	—	0.9	4.1	2.8	3.9

Operating loss	(14.7)	(101.1)	(16.2)	(57.5)	(19.8)
Interest rate swap valuation	2.8	—	—	—	—
Loss on interest rate swap termination	—	—	2.5	—	2.3
Interest expense and other expense, net	11.5	8.9	8.2	6.1	8.0
Reorganization items:
Gain on extinguishment of debt	—	—	(54.3)	—	(49.5)
Fresh start accounting adjustments	—	—	(53.4)	—	(48.7)
Reorganization proceeding expenses	—	—	6.3	5.1	6.2

Income (loss) before income taxes	(29.0)	(110.0)	74.5	(68.7)	61.9
Income tax benefit (expense)	5.4	(5.7)	(0.3)	3.3	0.0

Net income (loss)	(23.6%)	(115.7%)	74.2%	(65.4%)	61.9%

Adjusted EBITDA Reconciliation:
Adjusted EBITDA	19.5%	0.4%	3.4%	9.8%	4.1%
Interest expense	11.5	8.9	8.2	6.1	8.0
Restructuring and reorganization expenses	22.1	13.0	6.5	4.7	6.4
Goodwill impairment	—	80.0	5.2	—	4.8
Reorganization items:
Gain on extinguishment of debt	—	—	(54.3)	—	(49.5)
Fresh start accounting adjustments	—	—	(53.4)	—	(48.7)
Reorganization proceeding expenses	—	—	6.3	5.1	6.2
Amortization of intangibles	6.3	—	—	7.5	0.7
Non-cash stock compensation	—	—	—	49.1	4.3
Depreciation	5.8	8.5	7.8	6.0	7.6
Interest rate swap valuation	2.8	—	—	—	—
Loss on interest rate swap termination	—	—	2.5	—	2.3
Tax expense (benefit)	(5.4)	5.7	0.3	(3.3)	(0.0)

Net income (loss)	(23.6%)	(115.7%)	74.2%	(65.4%)	61.9%

Other Financial Data:
Depreciation	5.8%	8.5%	7.8%	6.0%	7.7%
Capital expenditures	9.7%	4.3%	2.4%	1.9%	2.3%

Summary of 2003 Results

Our results of operations for fiscal 2003, were heavily impacted by our ongoing restructuring efforts and our reorganization through Chapter 11 bankruptcy. Plant closures in the latter part of 2003 and our decision to focus on higher margin business resulted in a slight decrease in revenues. In addition, our net income reflects significant reorganization expenses due to our financial restructuring and goodwill impairment charges resulting from business valuations which indicated the book value of goodwill was in excess of fair value, as well as a large gain on extinguishment of debt due to the successful implementation of the terms of a plan of reorganization.

During 2003, we successfully implemented the terms of a plan of reorganization with our lenders through negotiations regarding a consensual restructuring of our obligations. Some of the transactions are discussed above. We incurred expenses of $9.6 million during 2003 associated with the negotiations for the plan of reorganization, primarily professional fees, which are classified as “Reorganization charges.” We also incurred expenses directly associated with the bankruptcy proceedings, primarily professional fees and the write-off of debt issuance costs associated with the extinguishment of the 5.25% and 6.25% convertible subordinated notes, to implement the plan of reorganization of $15.1 million which are classified as “Reorganization proceeding expenses.”

As a result of the transactions consummated through the plan of reorganization, we recorded a gain of $118.4 million due to fresh start accounting adjustments and a gain on extinguishment of debt of $120.4 million for the exchange of common stock for debt to the holders of our 5.25% and 6.25% convertible subordinated notes. We recorded a liability relating to the preferred stock issued at its estimated fair market value of $2 million which bears a 15% annual dividend rate on the face value of $15 million which is recorded to interest expense. In addition, the warrants issued to the lenders under our new senior credit facility and to holders of our new capital senior accreting notes are accounted for as a debt discount. We recorded the warrants at an aggregate estimated fair market value of approximately $1.2 million at November 30, 2003 and will use the effective interest rate method to accrete the debt value to face at maturity through interest expense. Lastly, the grant of restricted stock and options in connection with our 2003 Management Equity Incentive Plan resulted in non-cash compensation expense totaling $10.5 million.

Year ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net sales decreased $5.7 million to $243.1 million in 2003, from $248.8 million in 2002. Such decrease in net sales is primarily attributable to the disposition of several non-core operations in the latter part of 2002, which reduced sales by approximately $22 million. Net sales were also impacted by the acquisition of Kamtronics Limited, which contributed approximately $16 million in additional revenue. Excluding the impact of the business acquisition and facilities dispositions, net sales would have been flat.

Gross profit increased $0.1 million to $15.8 million in 2003, from $15.7 million in 2002, or 6% of net sales. Gross profit for both periods reflected restructuring-related inventory impairments ($1.7 million for 2003 and $3.5 million for 2002). Gross profit for 2003 also included non-cash compensation charges of $6.9 million and amortization of intangibles of $1.2 million. The increase in gross profit resulted principally from operational restructuring initiatives undertaken in the fourth quarter 2002 and the second quarter 2003.

Total sales and marketing expenses decreased $3.2 million to $19.8 million in 2003, from $23.0 million in 2002. Total sales and marketing expenses in 2003 included non-cash compensation charges of $2 million. The decrease in other sales and marketing expenses reflects our continued cost control efforts and, to a lesser extent, a reduction in commissions due to the decrease in net sales. Total general and administrative expenses increased $1.9 million to $18.4 million in 2003, from $16.5 million in 2002. Total general and administration expenses in 2003 included non-cash compensation charges of $1.6 million.

In 2003, we recorded a gain of $118.4 million due to fresh start accounting adjustments relating to our emergence from Chapter 11 bankruptcy and a gain of $120.4 million resulting from the extinguishment of debt in connection with the completion of our financial restructuring. Our 2003 results also include the following charges relating to implementing our financial restructuring: (i) reorganization expenses and reorganization proceeding expenses of $24.7 million which consist principally of professional fees, personnel retention costs under the Dynamic Details Key Employee Retention Program, or KERP, and the writeoff of debt issue costs associated with the extinguishment of the Company’s former subordinated bond debt; (ii) non-cash compensation of $10.5 million, of which $6.9 million is reflected in cost of goods sold, $2 million is reflected in sales and marketing expenses, and $1.6 million is reflected in general and administration expenses, which is due to restricted stock and stock option grants in connection with a management equity incentive plan; and (iii) amortization of intangibles of $1.6 million, of which $1.2 million is reflected in cost of goods sold and $0.4 million is reflected in operating expenses, whereby the intangible assets were recognized due to the adoption of fresh-start accounting. In 2002, we also recorded reorganization expenses relating to the implementation of our financial restructuring of $2.3 million for professional fees and the KERP.

In 2003, our results also included restructuring and other related charges of $4.2 million related to streamlining of manufacturing facilities, increasing operating efficiencies and revisions of estimates from previously recorded restructuring charges. In 2002, we recorded restructuring and other related charges of $26.6 million related to closure of certain facilities and streamlining of other manufacturing facilities.

In 2003, we also recorded goodwill impairment of $11.6 million (see Note 24 to the Consolidated Financial Statements) primarily relating to goodwill associated with our European divisions due to the fact we were negotiating with our convertible subordinated noteholders, senior discount noteholders and the lenders of our senior credit facility to implement a plan of reorganization and based on business valuations which indicated the book value of goodwill was in excess of fair value. In 2002, we recorded goodwill impairment of $199.0 million based on analyses based on our market capitalization and business valuations which indicated the book value of goodwill was in excess of fair value.

In 2003, we terminated our interest rate swap agreement under our Dynamic Details senior credit facility resulting in a realized loss of $5.6 million.

Net interest expense for 2003 decreased $2.6 million to $19.5 million, from $22.1 million for the corresponding period in 2002. The decrease in net interest expense is due substantially to the termination of periodic interest charges on the Company’s 5.25% and 6.25% convertible subordinated notes since August 20, 2003 (the date of the filing of the DDi Corp. and DDi Capital Corp. voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code) partially offset by net non-cash credits recorded in 2002 in connection with the modification of the Dynamic Details interest rate swap agreement.

In 2003, the Company recorded a net tax benefit of $0.1 million. This benefit was less than the expected tax when applying the U.S. statutory rate, due to nontaxable gain on extinguishment of debt and fresh-start accounting adjustments, partially offset by nondeductible goodwill impairment, reorganization expenses, foreign tax rate differential, and the increase in valuation allowances. In 2002, we recorded net tax expense of $14.3 million resulting from the impact of substantial non-deductible items, primarily goodwill impairment and the valuation allowance relating to federal and state deferred tax assets, including certain state tax credits.

We reported net income of $150.4 million for 2003, as compared to a net loss of $288.1 million for 2002. The improvement was primarily the result of a $120.4 million gain on the extinguishment of debt and $118.4 million adjustment for fresh start accounting, partially offset by charges relating to the implementation of our financial restructuring in 2003. In contrast to 2003, we incurred in 2002 significant charges such as the impairment of goodwill, restructuring charges (both financial and operational) and the establishment of valuation allowances against deferred tax assets, all of which significantly contributed to a net loss.

Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for significant charges to results from operations, for 2003 was $9.6 million, as compared to previously reported $0.9 million in 2002. The increase is due to higher gross profit, as adjusted for amortization of intangibles and non-cash compensation expense, and a decrease in other sales and marketing expenses.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net sales decreased $112.8 million to $248.8 million in 2002, from $361.6 million in 2001. The decreases in net sales are attributable to a reduction in panels produced and the average price per panel, reflecting softened economic conditions in both North America and Europe.

Gross profit decreased $78.6 million to $15.7 million in 2002, from $94.3 million in 2001. Gross profit for 2002 and 2001 includes $3.5 million and $3.7 million, respectively, in charges for inventory write-downs in connection with our restructuring initiatives. The decreases in our gross profit resulted from the lower level of net sales generated in 2002. The impact of the decreases in sales was mitigated by various cost control initiatives relating to materials, production personnel and overhead expenses.

Sales and marketing expenses decreased $4.6 million to $23.0 million in 2002, from $27.6 million in 2001. The decreases in sales and marketing expenses reflect the lower level of net sales, partially offset by additional costs associated with a shift in the overall production mix, resulting in increased commission and other variable expenses. General and administration expenses decreased $4.5 million to $16.5 million in 2002, from $21.0 million in 2001. The decreases in general and administrative expenses reflect the impact of various cost control initiatives. Such expenses increased as a percentage of net sales, however, reflecting the relatively fixed nature of many of these costs.

In 2002, we recorded the following charges relating to the implementation of our financial and operational restructuring: (i) reorganization expenses of $2.3 million which consist of professional fees incurred in connection with our efforts to effect a plan of reorganization and costs relating to our Key Employee Retention program; and (ii) restructuring and related charges of $26.6 million which represent charges incurred in connection with management’s decision to close various facilities, eliminate overhead and remove unutilized assets from productive service.

Amortization of intangibles for the year ended December 31, 2001 was $22.6 million for DDi Corp. Effective January 1, 2002, we adopted SFAS No. 142. As a result of the adoption of this standard, the Company recorded no amortization of intangibles for the year ended December 31, 2002. We recorded goodwill impairment of $199.0 million during the year ended December 31, 2002 as determined by our market capitalization and based on business valuations that indicated the book value of goodwill was in excess of fair value.

During 2001, we elected to terminate and replace the swap agreements then in effect; one of the agreements contained a feature that precluded the agreement from being treated as an effective cash flow hedge pursuant to SFAS No. 133. Accordingly, the change in the fair value of such agreement of $10 million was included in the consolidated statement of operations (“Interest rate swap valuation”) in 2001 (See Note 11 to the Consolidated Financial Statements).

Net interest expense decreased $19.6 million to $22.1 million in 2002, from $41.7 million in 2001. Such decrease in net interest expense is due primarily to the retirement of debt in each period. For the year ended December 31, 2002, the Company recorded approximately $1.4 million in net non-cash credits in connection with the prepayment of a portion of the Dynamic Details senior term facility and the modification of the related interest rate exchange agreement. For the year ended December 31, 2001, we recorded net interest charges of approximately $19.6 million in connection with the redemption of the Dynamic Details senior subordinated notes in February 2001 and a portion of the then outstanding DDi Capital Corp. senior discount notes in the second quarter of 2001. The decrease in net interest expense also reflects the reduced indebtedness resulting from the aforementioned transactions and the scheduled principal repayments of the Dynamic Details senior term facility partially offset by interest expense incurred on our 5.25% convertible subordinated notes issued in February 2001 and our 6.25% convertible subordinated notes issued in April 2002.

Income taxes increased $33.9 million to an expense of $14.3 million in 2002, from a $19.6 million benefit in 2001. Such increase in income tax expense reflects the impact of substantial non-deductible items, primarily the goodwill impairment and the valuation allowance relating to U.S. federal and state deferred tax assets, including certain state tax credits. Based upon the large operating losses and expected future operating results, in the fourth quarter of 2002, management determined that it was more likely than not that all of the deferred tax assets as of December 31, 2002 may not be realized. Consequently, a valuation allowance was established for all of the deferred tax assets that are not expected to be realized.

We reported net loss of $288.1 million for 2002, as compared to net loss of $85.1 million for 2001. The decrease was primarily the result of significant charges such as the impairment of goodwill and the establishment of valuation allowances against deferred tax assets.

Adjusted EBITDA, for 2002 was $0.9 million, as compared to $70.6 million in 2001. The decrease is due to the decreases in sales and gross profit which reflect softened economic conditions, partially offset by decreases in sales and marketing expenses and general and administration expenses.

Quarterly Financial Information

The following tables present selected quarterly financial information for each of the eleven quarters ended September 30, 2003 and two months ended November 30, 2003 and one month ended December 31, 2003. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Predecessor DDi Corp.												Reorganized DDi Corp.
	Three Months Ended											Two Months Ended Nov. 30, 2003	One Month Ended Dec. 31, 2003
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003
	(in millions)
Net sales	$140.7	$85.8	$70.6	$64.5	$62.5	$62.1	$60.3	$63.9	$61.7	$56.2	$59.4	$44.4	$21.4
Other cost of goods sold	88.1	59.3	59.3	56.9	56.2	55.9	54.0	63.5	57.2	52.5	52.9	37.0	17.9
Non-cash compensation and amortization of intangibles	—	—	—	—	—	—	—	—	—	—	—	—	8.1
Restructuring-related inventory impairment	—	—	—	3.7	—	3.5	—	—	—	1.7	—	—	—

Total cost of goods sold	88.1	59.3	59.3	60.6	56.2	59.4	54.0	63.5	57.2	54.2	52.9	37.0	26.0

Gross profit (loss)	$52.6	$26.5	$11.3	$3.9	$6.3	$2.7	$6.3	$0.4	$4.5	$2.0	$6.5	$7.4	$(4.6)

The quarterly financial information provided above does not present net income (loss) and related per share data. Such information is not presented because it does not allow for meaningful comparisons among quarters; data fluctuates greatly from quarter to quarter due to the changes in our net interest expense as a result of the reduction in debt with the use of proceeds from our debt and equity offerings, variability in our restructuring and related charges and reorganization expenses and the closure or sale of facilities. Further quarterly financial information not presented above is presented in our quarterly reports on Form 10-Q.

Liquidity and Capital Resources

General

Our principal sources of liquidity to fund ongoing operations for the past two years has been existing cash, cash equivalents and marketable securities available for sale. We believe that our cash on hand, cash generated by operations, cash proceeds from our private placements in January and March 2004, the new Dynamic Details asset based revolving credit facility and DDi Europe facilities agreement will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months.

Consolidated Cash and Cash Equivalents and Available Borrowings

As of December 31, 2003, cash, cash equivalents, restricted cash and marketable securities were $18.7 million, including $7.5 million of restricted funds. Our principal source of liquidity to fund ongoing operations for the year ended December 31, 2003 was cash provided by operations and existing cash, cash equivalents and marketable securities available for sale.

In connection with our emergence from Chapter 11 bankruptcy, the aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured, exchanged and repaid, and we entered into a new senior credit facility. As of December 31, 2003, we had $71.7 million principal outstanding, $1.2 million of letters of credit obligations outstanding and no available borrowings under the new senior credit facility. As discussed in detail below, the Company paid off in full the Dynamic Details senior credit facility on March 30, 2004. Our European operating subsidiary, DDi Europe, has £0.4 million ($0.7 million) available for borrowing under its revolving credit facility as of December 31, 2003. At December 31, 2003, we had £14.3 million ($25.3 million) outstanding under the term loans of the DDi Europe facilities agreement. For a further discussion of the Dynamic Details asset based revolving credit facility, the Dynamic Details senior credit facility, the DDi Europe revolving credit facility, see the discussion herein under the caption “Indebtedness of the Company.”

Private Equity Offerings

On January 21, 2004, we issued 1,000,000 shares of common stock to two institutional investors for a total gross proceeds of $15,980,000. We paid our placement agent and advisor a placement fee of $758,800 out of the proceeds of the offering. We used the proceeds from this offering to pay down our new senior credit facility and European revolving credit facility and the remaining proceeds will be used for general corporate purposes. After giving effect to the use of proceeds from the private placement, (a) we had $67.9 million outstanding and $0.5 million of letters of credit obligations outstanding under our new senior credit facility and (b) our European operating subsidiary, DDi Europe, has approximately £1.9 million ($3.5 million) available for borrowing under its revolving credit facility and £14.3 million ($25.3 million) outstanding under the term loans.

On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors at a price of $47.40 per share (for an aggregate sales price of $61 million before placement fees and offering expenses). We used a portion of the proceeds to repay a portion of the Dynamic Details senior credit facility. Each share of the preferred stock will initially be convertible into four shares of Common Stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments.

The preferred stock is subject to a conversion limitation that caps the number of shares of common stock issuable upon conversion of the preferred stock to no more than 19.9% of the number of shares of the our common stock which were outstanding immediately prior to the issuance of the preferred stock. In addition, the use of common stock to satisfy dividend and redemption payments also is subject to shareholder approval. These limitations will be lifted if our stockholders vote to approve the terms of the private placement relating to these limitations. We intend to seek stockholder approval of the transaction at our next stockholders’ meeting.

The preferred shares bear dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The preferred shares are subject to mandatory redemption in five years. In addition, the holders have the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default, or other specified occurrences. We also have the right to redeem the preferred shares if our stock trades above $20.75 for 30 consecutive trading days. The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost.

If our stockholders approve the terms of the transaction, we will have the option to make dividend and redemption payments in either cash or common stock.

In general, the preferred shares vote together with common shares based on the number of shares into which the preferred could convert on the day of issuance.

We have agreed to register the shares of common stock the holders will receive upon conversion, redemption and upon the payment of dividends in common stock.

On March 30, 2004, we repaid in full the outstanding balance of the new senior credit facility using proceeds of $54.8 million from the private placement of preferred stock discussed above and using cash on hand of $14.9 million, including $7.5 million of restricted cash.

Consolidated Cash Flows

Net cash used in operating activities for the year ended December 31, 2003 was $12.6 million, compared to $10.9 million for the year ended December 31, 2002. The decline in operating cash flows is due primarily to impact of restructuring, reorganization and reorganization proceeding expenses.

Net cash used in investing activities for the year ended December 31, 2003 was $3.6 million compared to $5.2 million for the year ended December 31, 2002. The increase in cash used in investing activities DDi Corp. is due primarily to a decrease in proceeds from sales of marketable securities during the year ended December 31, 2003.

Net cash provided by (used in) financing activities for the year ended December 31, 2003 was $(1.3) million compared to $21.4 million for the year ended December 31, 2002. The decrease in cash provided by financing activities is due primarily to the issuance of the convertible subordinated notes during the year ended December 31, 2002, partially offset by a paydown of long-term debt by DDi Capital Corp.

Capital Expenditures

Capital expenditures for the eleven months ended November 30, 2003 and for the one month ended December 31, 2003 were $5.3 million and $0.4 million, respectively, compared to $10.7 million for the year ended December 31, 2002. Capital expenditures decreased because the Company did not require as much investment in property, plant and equipment in 2003.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our reorganization pursuant to Chapter 11 and the restructuring of our senior credit facility significantly reduced our debt obligations. After giving effect to the reorganization, the following table shows our contractual commitments as of December 31, 2003:

	Payments Due by Period
	(in thousands)
	Year Ending December 31,
Commitments	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt
Senior Credit Facility	$100	$7,525	$10,000	$10,000	$44,070	$—	$71,695
DDi Capital Accreting Notes	—	—	—	—	—	17,656	17,656
Europe credit facility	—	3,557	10,671	11,116	—	—	25,344
Note payable	500	—	—	—	—	—	500
Mandatorily redeemable preferred stock	—	—	—	—	—	2,066	2,066
Capital Lease Obligations	1,350	1,282	14	16	6	—	2,668
Operating Leases	8,984	8,668	7,388	6,191	5,336	8,404	44,971

Total Commitments	$10,934	$21,032	$28,073	$27,323	$49,412	$28,126	$164,900

Current Indebtedness of the Company

On March 30, 2004, Dynamic Details, Incorporated and its US and Canadian subsidiaries entered into a three-year, $40,000,000 asset-based revolving credit facility with General Electric Capital Corporation, as agent and lender. The interest rate at closing is LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. Availability under the Credit Facility is based on the Company reaching various liquidity and borrowing base tests. The Company is required to have initial liquidity (after giving effect to the initial revolving credit advances) of at least $15,000,000. The Credit Facility contains standard representations and warranties, covenants and events of default for a facility of this size. The asset based credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The asset-based credit facility is secured by the assets of our domestic operating subsidiary, Dynamic Details. Under the asset based credit facility, (i) DDi Corp. pledged 100% of the common stock of DDi Intermediate as collateral to secure the senior credit facility; (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the senior credit facility; and (iii) DDi Capital pledged 100% of the common stock of Dynamic Details, Incorporated as collateral to secure the asset-based credit facility. At March 30, 2004, Dynamic Details was able to borrow up to $16 million on this facility.

Dynamic Details Senior Credit Facility

Dynamic Details entered into a Second Amended and Restated Credit Agreement for which JPMorgan Chase Bank is the lead arranger and administrative agent and for which Bank Austria Creditanstalt Corp Finance is the documentation agent. The lenders are a syndicate comprised of various banks, financial institutions or other entities which hold transferable interests in the Dynamic Details senior credit facility. The Dynamic Details senior credit facility, as of December 31, 2003, consists of:

•	Tranche A revolving and term loan facility of $15 million, which will be available as a revolving loan until June 30, 2005, and thereafter shall be converted to a term loan with an April 15, 2008 maturity date; and

•	Tranche B term loans of $57.9 million with an April 15, 2008 maturity date.

30.1

The Dynamic Details senior credit facility is jointly and severally guaranteed by DDi Corp. and its domestic subsidiaries and secured by the assets of DDi Corp. and its domestic subsidiaries. The senior credit facility requires Dynamic Details to meet financial ratios and benchmarks and to comply with other restrictive covenants, including restrictions on making distributions or loans to DDi Corp. to pay interest or principal on the notes. In connection with the senior credit facility, we and our subsidiaries, DDi Intermediate Holdings Corp., or DDi

30.2

Intermediate, and DDi Capital Corp., each executed and delivered guarantee and collateral agreements. Under the guarantee and collateral agreement, we pledged 100% of the common stock of DDi Intermediate as collateral to secure the senior credit facility; (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the senior credit facility; and (iii) DDi Capital pledged 100% of the common stock of Dynamic Details, Incorporated as collateral to secure the senior credit facility. Under the terms of the new senior credit facility, Dynamic Details is subject to restrictive covenants which include meeting certain financial tests such as leverage ratio, fixed charge coverage ratio, minimum revenue and minimum EBITDA (earnings before interest, taxes, depreciation, amortization and other significant charges). As of December 31, 2003, we were in compliance with debt covenants under the new senior credit facility.

The senior credit facility has $67.9 million outstanding and $0.5 million of letters of credit obligations outstanding as of February 6, 2004. No significant amortization of any loan under the senior credit facility will be due until 2005.

Borrowings under the Dynamic Details senior credit facility for the Tranche A revolving credit facility and terms loans and the Tranche B term loan bear cash interest at a rate equal to one month LIBOR plus 4.50% and accrue deferred simple interest at a rate of 4.625% per annum. The accrued deferred interest is payable upon Dynamic Details achieving consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other significant charges) of $50 million at the end of any fiscal quarter for the preceding 12 month period. The deferred interest is payable thereafter on a quarterly basis in arrears. The overall effective cash interest rate for the senior credit facility as of December 31, 2003, was 5.62%. The Dynamic Details senior credit facility requires Dynamic Details to apply proceeds of sales of debt, equity or material assets to prepay its senior credit facility, subject to some exceptions, and Dynamic Details must also, in some circumstances, pay excess cash flow to the lenders under its senior credit facility.

On the effective date of the plan of reorganization, the lenders under the new senior credit facility received warrants to purchase an aggregate of 3,051,507 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable after such date at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. As a result of our private placement of securities in January 2004, the warrants issued to the lenders under our new senior credit facility were adjusted pursuant to anti-dilution provisions, allowing such holders to purchase an aggregate of 3,228,364 shares of our common stock. We may reduce the number of these warrants by 50% if we permanently reduce and terminate our borrowings under the senior credit facility by 50% by December 12, 2005. Furthermore, if by December 12, 2005 we permanently reduce and terminate 100% of our borrowings under the senior credit facility, then none of these warrants will be exercisable.

On March 30, 2004, the Dynamic Details credit facility was paid off in full.

DDi Capital Accreting Notes

The DDi Capital 16% senior accreting notes due 2009 were issued in an original principal amount of $17.7 million and will mature on January 1, 2009. The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee. The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. The notes mature on January 1, 2009 and are redeemable by DDi Capital.

The DDi Capital senior accreting notes may be redeemed at the option of DDi Capital, in whole at any time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We have not redeemed any notes as of December 31, 2003.

Each holder of the senior discount notes also received a warrant to purchase a pro rata portion of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. As a result of our private placement of securities in January 2004, the warrants issued to the holder of the senior discount notes were adjusted pursuant to anti-dilution provisions, allowing such holders to purchase an aggregate of 807,090 shares of our common stock. The warrants issued to the senior notes holders will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi Europe Facilities Agreement

DDi Europe has a separate European debt facility made up of £14.3 million ($25.3 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($17.8 million) for its European operations as of December 31, 2003. Any amounts drawn under the working capital facility are repayable upon demand by the lender.

Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.0 million ($12.5 million) of the working capital facility. As of December 31, 2003, an aggregate of £6.6 million ($11.8 million) was outstanding under the DDi Europe working capital facility. We exceeded the £7.0 million ($12.5 million) overdraft limit on our working capital facility in the fourth quarter of 2003. In anticipation of this occurrence, we and our European lender commenced negotiations for a bridge loan that would increase the total available borrowing limit by £750,000. In January 2004, we raised private equity capital, of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of the working capital facility. In light of the reduction in borrowings and our business plans for 2004, our European lender has agreed to modify the DDi Europe credit facility agreement which includes a deferment of the scheduled term loan principal repayments, including a deferral of the amounts that would otherwise have been due in 2004. In addition, we obtained a waiver from our European lender for exceeding the £7.0 million ($12.5 million) overdraft limit on our working capital facility in the fourth quarter of 2003.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 before January 1, 2003. We adopted SFAS No. 146 in 2003 which had no material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that at the time a company issues a guarantee which falls within the scope of FIN 45, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties) and guarantees issued in a business combination that represent contingent consideration. These guarantees, however, are subject to the disclosure requirements of FIN 45. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under warranty. The Company accrues for warranty costs as part of its cost of sales based on estimated material product costs and technical support labor costs. The products sold are generally covered by a warranty for a period of 30 days. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2003. There was no material impact of the adoption of FIN 45 on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 originally was effective July 1, 2003 for the Company. In October 2003, the FASB voted to defer certain provisions of SFAS No. 150 indefinitely. In connection with fresh start accounting, on November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150 related to mandatorily redeemable preferred stock at its estimated fair value of $2 million (see Note 9 to the consolidated financial statements). For those provisions of SFAS No. 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.

In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply all of this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position, cash flows or results of operations.

Factors That May Affect Our Future Results

We recently emerged from a Chapter 11 Bankruptcy reorganization and have a history of losses.

We sought protection under Chapter 11 of the U.S. Bankruptcy Code in August 2003. We incurred net losses of approximately $288.1 million and $85.1 million during the fiscal years ended December 31, 2002 and December 31, 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On December 12, 2003, we emerged from Chapter 11 protection pursuant to our plan of reorganization, under which our equity ownership and capital structure was significantly altered and four new independent directors were elected to our seven member board. Our return to profitability is not assured and we cannot assure you that we will grow or achieve profitability in the near future, or at all.

Our Chapter 11 reorganization and uncertainty over our financial condition may harm our businesses and our customer relationships.

Any adverse publicity or news coverage regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. Due to the potential effect of that publicity, we may find it difficult to maintain relationships with existing customers or obtain new customers. Although we have successfully consummated our plan of reorganization, there is no assurance that any such negative publicity will not adversely impact our results of operations or have a long-term negative effect on our businesses or customer relationships in the future.

If the demand for our customers’ products decline, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers that purchase printed circuit board engineering and manufacturing services from us are subject to their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. A downturn, or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating performance.

We cannot accurately predict the continued demand for our customers’ products and the demands of our customers for our products and services. As a result of this uncertainty, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

Unless we are able to respond to technological change at least as quickly as our competitors, our services could be rendered obsolete, which would reduce our revenue and operating margins.

The market for our services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market services that meet evolving customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We are more leveraged than some of our principal competitors, and therefore may not have the financial flexibility to respond to technological changes as quickly as these competitors.

In addition, the printed circuit board engineering and manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We cannot assure you that we will be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

We may experience significant fluctuation in our revenue because we sell primarily on a purchase order basis, rather than pursuant to long-term contracts.

Our operating results fluctuate because we sell on a purchase-order basis rather than pursuant to long-term contracts, and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turn services exceeds our capacity during that period. Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand, or an inability to pay, from this core group could adversely affect our total revenue.

Although we have a large number of customers, net sales to our largest customer accounted for approximately 5% of our net sales in 2003. Net sales to our ten largest customers accounted for approximately 24% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

If we experience excess capacity due to variability in customer demand, our gross margins may decline.

We maintain our production facilities at less than full capacity to retain our ability to respond to additional quick-turn orders. However, if these orders are not received, we could experience losses due to excess capacity. Whenever we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will decline. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick-turn services exceed our capacity during that period.

We are subject to intense competition, and our business may be adversely affected by these competitive pressures.

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other established public companies, smaller private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multi-layer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility.

For us to be competitive in the quick-turn sector, we must maintain a large customer base, a large staff of sales and marketing personnel, considerable engineering resources and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

If Asian based production capabilities increase in sophistication, we may lose market share and our gross margins may be adversely affected by increased pricing pressure.

Price competition from printed circuit board manufacturers based in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology printed circuit boards. In the future, competitors in Asia may be able to effectively compete in our higher technology markets, which may force us to lower our prices, reducing our gross margins or decreasing our net sales.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins.

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions, which we generally order from our suppliers on a purchase order basis. We use just-in-time procurement practices to maintain raw materials inventory at low levels and do not have guaranteed supply contracts with our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis.

In addition, uncertainty during our recapitalization process and losses experienced by certain of our unsecured creditors may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash flow and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises, and this would adversely affect our results of operations.

Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.

Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Defects in our products could result in financial or other damages to our customers. Our sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, but existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability claims made against us, even if unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

If we are unable to protect our intellectual property or infringe or are alleged to infringe others’ intellectual property, our operating results may be adversely affected.

We primarily rely on trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken to protect our intellectual property rights will prevent unauthorized use of our technology. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

•	stop producing products that use the intellectual property in question;

•	obtain an intellectual property license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the technology in question.

The costs to us resulting from having to take any of these actions could be substantial and our operating results could be adversely affected.

Complying with applicable environmental laws requires significant resources and if we fail to comply, we could be subject to substantial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Over the years, environmental laws have become, and may in the future become, more stringent, imposing greater compliance costs on us. In addition, because we are a generator of hazardous wastes and our sites may become contaminated, we may be subject to potential financial liability for costs associated with an investigation and any remediation of such sites. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium, waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment.

Violations of environmental laws could subject us to revocation of the environmental permits we require to operate our business. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby negatively impacting revenues and potentially causing the market price of our common stock to decline. Additionally, if we are liable for any violation of environmental laws, we could be required to undertake expensive remedial actions and be subject to additional penalties.

Several of our officers and directors are named defendants in several securities class action complaints and other litigation, which could divert management attention and result in substantial indemnification costs.

Certain of our current and former officers and directors have been named as defendants in a number of class action and related lawsuits. See “Business—Legal Proceedings.” Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director’s and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to those class action lawsuits, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, these lawsuits could divert management attention from our day to day operations, which could have a material adverse effect on our business.

We are subject to risks arising from our international sales and supply chain which could adversely affect our revenue and operating results.

We generate a significant portion of our revenue from non-U.S. sales, and a significant portion of the raw materials and components we use to produce our products are provided by international suppliers. As a result of our international operations and supply chain, we are affected by economic and political conditions in foreign countries, including:

•	the imposition of government controls;

•	export license requirements;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs and duties;

•	labor unrest and difficulties in staffing;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	earnings expatriation restrictions;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

Any of these factors could adversely impact our ability to secure our raw materials or our ability to sell our products internationally. This could reduce our revenue and adversely impact our operating results.

We depend on our key personnel and may have difficulty attracting and retaining skilled employees.

Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Bruce D. McMaster, our President and Chief Executive Officer. None of our key employees has entered into an employment agreement or other similar arrangement, with the exception of a non-solicitation agreement between Bruce D. McMaster and us. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

Our manufacturing processes depend on the collective industry experience of our employees. If these employees were to leave and take this knowledge with them, our manufacturing processes may suffer, and we may not be able to compete effectively.

Other than our trade secret protection, we rely on the collective experience of our employees to ensure that we continuously evaluate and adopt new technologies in our industry. If a significant number of employees involved in our manufacturing processes were to leave our employment and we are not able to replace these people with new employees with comparable experience, our manufacturing processes may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

The terms of our lending arrangements may restrict our financial and operational flexibility.

The terms of our indebtedness under our senior credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Substantially all our assets and our subsidiaries’ assets are pledged as security under our senior credit facility. Substantially all the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

We exceeded the £7.0 million (approximately $11.7 million) overdraft limit on our working capital facility in the fourth quarter of 2003. In anticipation of this occurrence, we and our European lender commenced negotiations for a bridge loan that would increase the total available borrowing limit by £750,000. In January 2004, we raised private equity capital, of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of the working capital facility. In light of the reduction in borrowings and our business plans for 2004, we and our European lender modified the DDi Europe credit facility agreement which includes a deferment of the scheduled term loan principal repayments, including a deferral of amounts that would otherwise have been due in 2004. In addition, we obtained a waiver from our European lender for exceeding the £7.0 million ($12.5 million) overdraft limit on our working capital facility during the eleven months ended November 30, 2003 and during the one month ended December 31, 2003.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

•	to fund our operations beyond 2004;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

If we make unprofitable acquisitions or are unable to successfully integrate future acquisitions, our business could suffer.

We have in the past and from time to time in the future may acquire businesses, products or technologies that we believe complement or expand our existing business. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies, especially given the specialized nature of our business;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that any future acquisitions by us will be successful and will not materially adversely affect our business, operating results or financial condition. The failure to manage and successfully integrate acquisitions we make could materially harm our business and operating results.

Sales of large amounts of our common stock or the perception that sales could occur may depress our stock price.

We issued an aggregate of 23,749,926 shares of our common stock upon our emergence from bankruptcy to former holders of our debt and equity securities and other claimants. These shares may be sold at any time, subject to compliance with applicable law, including the Securities Act and certain provisions of our certificate of incorporation, bylaws and registration rights agreements with the holders of such shares.

Sales in the public market of large blocks of shares of our common stock acquired pursuant to our plan of reorganization, or the perception that those sales could occur, could lower our stock price and impair our ability to raise funds in future stock offerings. Such sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

The trading price of our old common stock may not have any correlation to the trading prices of the common stock issued in connection with our recent bankruptcy, and the trading price may continue to be volatile.

We recently emerged from Chapter 11 Bankruptcy, and the current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. We canceled all of our outstanding common stock in our recently completed bankruptcy proceeding. The market price of our old common stock fluctuated substantially, even before our bankruptcy proceedings commenced. Shares of our old common stock traded between a high of $33.63 and a low of $5.71 in fiscal year 2001, between a high of $13.06 and a low of $0.12 in fiscal year 2002 and between a high of $0.27 and a low of $0.01 in fiscal year 2003 through December 12, 2003.

The trading prices of our old common stock may not have any correlation to the trading price of our new common stock. Between December 12, 2003 and March 22, 2004, the price of our Common Stock on the OTC Bulletin Board has ranged from a high of $19.50 to a low of $11.50 per share. See “Market Price Information and Dividend Policy.”

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases and our competitors’ earnings releases, announcements of technological innovations that impact our services, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

The trading price of our common stock may be affected by the future trading volume.

Our common stock is listed on the Nasdaq National Market. Our old common stock, which was cancelled in connection with the bankruptcy proceedings, had traded on the OTC Bulletin Board after being delisted from the Nasdaq SmallCap Market effective April 15, 2003. Limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock on the Nasdaq National Market.

We may in the future seek to raise funds through equity offerings, or there may be other events which could have a dilutive effect on our common stock.

In the future we may seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. In any such case, the result could ultimately be dilutive to our common stock by increasing the number of shares outstanding.

In connection with our plan of reorganization, we issued warrants that were exercisable for 4,035,454 shares of our common stock as of February 6, 2004. The shares issuable upon exercise of the warrants may increase subject to anti-dilutive rights which we granted to the warrant holders. The warrants are held in an escrow account until December 12, 2005 and are subject to reduction or termination. We also granted options to purchase an aggregate of 2,620,434 shares of our common stock and 1,250,000 shares of restricted stock under our 2003 Management Equity Incentive Plan, and an additional 2,919,686 shares of our common stock may be issued to members of management under our 2003 Management Incentive Plan and 2003 Directors Equity Incentive Plan upon the exercise of options not yet granted under the plans or pursuant to restricted stock grants. See “Capitalization” and “Description of Capital Stock.” The maximum number of options that will become exercisable will be less than the number of options granted based on the level of the Company’s repayment of its Senior Credit Facility. If these options or warrants to purchase our common stock are exercised or other equity interests are granted under our 2003 Management Incentive Plan and 2003 Directors Equity Incentive Plan or under other plans adopted in the future, such equity interests will have a dilutive effect on our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult even though it may be beneficial to our stockholders.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders’ meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue an additional 4,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The DDi Europe facilities agreement and the senior credit facility bear interest at a floating rate, while the senior accreting notes bear interest at fixed rates.

The Dynamic Details senior credit facility bears cash interest based on one-month LIBOR plus a margin of 4.50% and accrues deferred simple interest at a rate of 4.625% per annum. The accrued deferred interest is payable upon Dynamic Details achieving consolidated EBITDA of $50 million at the end of any fiscal quarter for the preceding 12 month period. The deferred interest is payable thereafter on a quarterly basis in arrears. As of December 31, 2003, one-month LIBOR was 1.12%. If one-month LIBOR increased by 10% to 1.23%, cash interest expense related to senior credit facility would increase by approximately $0.1 million. The overall effective cash interest rate for the term loans as of December 31, 2003, was 5.62%.

The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. As of December 31, 2003, three-month U.K. LIBOR was 4.04%. If three-month U.K. LIBOR increased by 10% to 4.45%, interest expense related to the term loan facility would increase approximately $0.1 million. The overall effective interest rate for the term loan facilities, as of December 31, 2003, was 5.54%.

A change in interest rates would not have an effect on our interest expense on the senior accreting notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in these subsidiaries are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.4 million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.     Financial Statements and Supplementary Data.

The financial statement information, including the report of independent auditors, required by this Item 8 is set forth on pages F-1 to F-50 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Our President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information regarding DDi Corp.’s executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference.

The following table sets forth the directors of DDi Corp., their ages as of March 22, 2004, their term of office as directors, their positions or offices with us and their principal occupations for at least the past five years as of March 2, 2004.

Name	Age	Director Since	Principal Occupation and Other Information
Robert J. Amman	65	2003	Mr. Amman is currently the sole member of Blackland Associates LLC, through which he provides consulting services. From 1999 to 2000, Mr. Amman served as President of Global TeleSystems, Inc. (“GTS”), a European broadband network services provider. From 2000 to 2002, Mr. Amman was Chairman and Chief Executive Officer of GTS. Mr. Amman was Chairman, President and Chief Executive Officer of John H. Harland Company, a printing firm, from 1995 to 1998. Previously, from 1994 to 1995, he served as Vice Chairman of First Financial Management Corporation. From 1988 to 1994, Mr. Amman served as President and Chief Executive Officer of Western Union Corporation.

David Blair	53	2003	Mr. Blair has served as Chief Executive Officer of DDi Europe since January 2002. Prior to joining the Company, Mr. Blair was retired from L. Gardner PLC, where he last served as Chief Executive Officer.

Robert Guezuraga	55	2001	Mr. Guezuraga has been Senior Vice President and President, Cardiac Surgery, of Medtronic, Inc. a medical technology company since August 1999. From September 1998 to August 1999, he served as Vice President and General Manager of Medtronic Physio-Control International, Inc., a subsidiary of Medtronic that manufactures, sells and services external defibrillators and related medical equipment and accessories. From August 1994 to September 1998 he served as President and Chief Operating Officer of Physio-Control International, Inc., a medical equipment manufacturer. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE’s Medical Systems division.

Jay B. Hunt	64	2003	Mr. Hunt is a principal of The Development Group, a business and financial advisory services firm, since 1993. From 1983 to 1987 he served as Chairman & Chief Executive Officer of FN Realty Services, a specialized financial services company. From 1988 to 1990, he was Executive Vice President, member of the Executive Committee and Director of FM Productions, an entertainment services firm. He is a member of the Board of Directors of Electronic Medical Management, Inc., a medical payments processing firm member of the Board of Advisors of Joie De Vivre Hospitality, an owner or manager of 30 hotels and restaurants, Chairman of the Board and a Director of the Ischemia Research & Education Foundation and a Director of the Indiana University Foundation. Mr. Hunt has his B.A. in Political Science from Indiana University and a J.D. in law from the University of Michigan Law School.

Name	Age	Director Since	Principal Occupation and Other Information

Andrew E. Lietz	65	2003	Mr. Lietz currently serves as the Managing Director of Rye Capital Management, a private equity investment firm he founded in 2001. From September 2000 until June 2002, Mr. Lietz served as Executive Chairman of Clare Corporation, a manufacturer of integrated circuits. From October 1995 until June 2000, he served as President and Chief Executive Officer of Hadco Corporation, a global manufacturer of electronic interconnect products and services. Previously, Mr. Lietz served as Chief Operating Officer and Vice President of Hadco from July 1991 to October 1995, and served as director of Hadco from February 1993 through June 2000. Mr. Lietz serves as a director of Amphenol Corporation, a global manufacturer of electronic components for the industrial and military marketplace, Omtool, Ltd., a provider of e-mail and fax based messaging software, and Safeguard Scientifics, Inc He also serves on the Board of Trustees for the University System of New Hampshire

Bruce D. McMaster	42	1997	Mr. McMaster has served as President of the Company since 1991 and as a Director and Chief Executive Officer since 1997. Before becoming President of the Company, Mr. McMaster worked in various management capacities in the Company’s engineering and manufacturing departments. Mr. McMaster also serves as President and Chief Executive Officer of the Company’s subsidiaries, DDi Capital Corp. and Dynamic Details, Incorporated.

Carl R. Vertuca, Jr.	56	2003	Mr. Vertuca is president of The Vertuca Group, a venture capital and real estate investment company since April 2000. He is also a managing member of the limited liability company that is the general partner of SOB Ventures, a private equity fund. Since 1993, he served as executive vice president and a board member of The Dii Group, a publicly held contract manufacturing company, until it was acquired by Flextronics International for $2.3 billion in April 2000. Prior to his tenure at The Dii Group, Mr. Vertuca held various senior level management positions in manufacturing, engineering and finance at IBM Corporation and StorageTek Corporation.

There are no arrangements or other understandings pursuant to which any of the persons listed in the table above was selected as a director or nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of DDi Corp. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during Fiscal 2003 or prior fiscal years, and except as disclosed in the following paragraph, the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during Fiscal 2003: (a) Rebecca Yang, the Company’s Corporate Controller, filed a late Form 3 in March 2003 in connection with her initial appointment as Corporate Controller; (b) Robert Amman, David Blair, Jay B. Hunt, Andrew Lietz and Carl Vertuca, Jr., each of whom is one of the Company’s directors, each filed a late Form 3 in December 2003 in connection with his initial appointment as a director; and (c) Timothy Donnelly and Jay Latin, each of whom is one of the Company’s executive officers, each filed a late Form 3 in December 2003 in connection with his initial appointment as an executive officer.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The full text of the Code of Business Conduct and Ethics is published on the Company’s web site at www.ddiglobal.com under the caption “investor relations,” “code of ethics.” In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics for Senior Officers applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Form 10-K.

Audit Committee

Robert J. Amman, Robert Guezuraga and Carl R. Vertuca are the members of Company’s Audit Committee. The Company’s Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the Securities and Exchange Commission and Nasdaq. Furthermore, the Board of Directors has determined that Mr. Vertuca, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.

Item 11.     Executive Compensation.

We are required by the Securities and Exchange Commission to disclose compensation earned during the last three fiscal years by (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2003; and (iii) up to two additional individuals for whom such disclosure would have been provided under clause (i) and (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal 2003; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (i) Bruce McMaster, our Chief Executive Officer; and (ii) David Blair, Joseph Gisch, Michael Moisan and Timothy Donnelly, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2003 and whose salary and bonus exceeded $100,000 and (iii) Terry Wright for whom disclosure would be required as one of the Company’s most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2003. All of these officers are referred to in this Annual Report on Form 10-K as the “Named Executive Officers.”

Summary Compensation Table

The annual and long-term compensation of our chief executive officer and other executive officers named below was as follows for the years ended December 31, 2001, 2002 and 2003:

		Annual Compensation				Long-Term Compensation		All Other Compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards (#)	Options to Purchase Common Stock (#)
Bruce D. McMaster	2003	501,256	—	—	*	—	622,482	127,062	(1)
President and	2002	194,814	—	—	*	—	—	252,973	(1)
Chief Executive Officer	2001	441,475	—	—	*	—	80,000	103,519	(1)

David Blair(2)	2003	330,922	—	54,312	(3)	—	165,999	113,735	(4)
Chief Executive Officer of DDi Europe	2002	259,304	—	49,746	(3)	—	—	—

Joseph P. Gisch	2003	305,000	—	—	*	—	145,250	61,504	(5)
Chief Financial Officer	2002	230,963	—	—	*	—	—	62,028	(5)
	2001	273,060	—	—	*	—	110,000	16,529	(5)

Michael Moisan	2003	290,897	—	—	*	—	165,999	58,503	(6)
Chief Operating Officer	2002	275,000	—	—	*	—	—	218,737	(6)
	2001	289,126	—	—	*	—	137,500	3,343	(6)

Timothy J. Donnelly	2003	225,000	—	—	*	—	82,995	45,336	(7)
Vice President, Secretary	2002	182,596	—	—	*	—	—	45,249	(7)
and General Counsel	2001	175,405	65,718	—	*	—	27,500	163	(7)

Terry L. Wright	2003	275,000	—	—	*	—	82,995	55,336	(8)
Vice President and	2002	247,500	—	—	*	—	—	56,062	(8)
Chief Technology Officer	2001	260,060	—	—	*	—	77,500	21,460	(8)

*	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive officer.

(1)	Other compensation for 2003 consisted of: (a) $126,750 representing a discretionary retention bonus under the Dynamic Details Key Employee Retention program, or KERP and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2002 consisted of: (a) $252,000 representing a discretionary retention bonus under the Dynamic Details KERP, which was deferred by Mr. McMaster and actually paid in February 2003; (b) $661 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2001 consisted of: (a) $102,457 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster.

(2)	Mr. Blair has served as President of DDi Europe since January 2002. Mr. Blair’s compensation is paid by the Company in British Pounds and for purposes of this Summary Compensation Table have been converted to U.S. Dollars at the weighted average exchange rate for the relevant fiscal year (for fiscal year ended December 31, 2002: US$1.50321: £1.00; for fiscal year ended December 31, 2003: US$1.6412: £1.00.

(3)	Other annual compensation for 2003 included an automobile allowance of $45,954. Other annual compensation for 2002 included an automobile allowance of $42,090. No other perquisites exceeded 25% of the total perquisites for 2003 or 2003.

(4)	All other compensation for 2003 consisted of $113,735 representing a discretionary retention bonus under the KERP.

(5)	All other compensation for 2003 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; and (b) $504 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. Other compensation for 2002 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; (b) $716 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. Other compensation for 2001 consisted of: (a) $15,467 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch.

(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

(6)	All other compensation for 2003 consisted of (a) $58,000 representing a discretionary retention bonus under the KERP; and (b) $503 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan. Other compensation for 2002 consisted of: (a) $58,000 representing a discretionary retention bonus under the KERP; (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan; and (c) $160,425 representing a relocation allowance. Other compensation for 2001 consisted of: (a) $2,281 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Moisan’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan.

(7)	All other compensation for 2003 consisted of (a) $45,000 representing a discretionary retention bonus under the KERP and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. Other compensation for 2002 consisted of (a) $45,000 representing a discretionary retention bonus under the KERP and (b) $249 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. Other compensation for 2001 consisted of $163 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly.

(8)	All other compensation for 2003 consisted of: (a) $55,000 representing a discretionary retention bonus under the KERP; and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright. Other compensation for 2002 consisted of: (a) $55,000 representing a discretionary retention bonus under the KERP; (b) $750 representing Company contributions for Mr. Wright’s benefit under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright. Other compensation for 2001 consisted of: (a) $20,398 representing payments from an escrow account established in connection with the 1997 Recapitalization to satisfy certain tax obligations incurred in connection with the 1997 Recapitalization; (b) $750 representing Company contributions for Mr. Wright’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Wright.

Stock Options

Stock Option Grants.    The following table shows stock option grants to the Named Executive Officers during fiscal 2003. As explained more fully in the footnotes to the following table, the number of shares of common stock that may be acquired by any of the Named Executive Officers pursuant to the option grants listed below will be less than the aggregate total of the individual grants, depending upon the level of the Company’s repayment of its senior credit facility.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)(1)		Percentage of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
						5% ($)	10% ($)
Bruce D. McMaster	170,069	(2)	6.5%	$0.490	12/19/2013	$1,301,789	$2,122,242
	170,069	(2)	6.5%	$5.000	12/19/2013	$534,777	$1,355,231
	170,069	(2)	6.5%	$5.750	12/19/2013	$407,226	$1,227,679
	112,276	(3)	4.3%	$0.001	12/19/2008	$914,317	$1,455,963

David Blair	45,353	(4)	1.7%	$0.490	12/19/2013	$347,138	$565,922
	45,353	(4)	1.7%	$5.000	12/19/2013	$142,605	$361,389
	45,353	(4)	1.7%	$5.750	12/19/2013	$108,592	$327,376
	29,940	(3)	1.1%	$0.001	12/19/2008	$243,816	$388,253

Joseph P. Gisch	39,684	(5)	1.5%	$0.490	12/19/2013	$303,745	$495,180
	39,684	(5)	1.5%	$5.000	12/19/2013	$124,779	$316,214
	39,684	(5)	1.5%	$5.750	12/19/2013	$95,017	$286,453
	26,198	(3)	1.0%	$0.001	12/19/2008	$213,343	$339,728

Michael Moisan	45,353	(4)	1.7%	$0.490	12/19/2013	$347,138	$565,922
	45,353	(4)	1.7%	$5.000	12/19/2013	$142,605	$361,389
	45,353	(4)	1.7%	$5.750	12/19/2013	$108,592	$327,376
	29,940	(3)	1.1%	$0.001	12/19/2008	$243,816	$388,253

Timothy J. Donnelly	22,675	(6)	0.9%	$0.490	12/19/2013	$173,565	$282,955
	22,675	(6)	0.9%	$5.000	12/19/2013	$71,301	$180,691
	22,675	(6)	0.9%	$5.750	12/19/2013	$54,295	$163,684
	14,970	(3)	0.6%	$0.001	12/19/2008	$121,908	$194,127

Terry L. Wright	22,675	(6)	0.9%	$0.490	12/19/2013	$173,565	$282,955
	22,675	(6)	0.9%	$5.000	12/19/2013	$71,301	$180,691
	22,675	(6)	0.9%	$5.750	12/19/2013	$54,295	$163,684
	14,970	(3)	0.6%	$0.001	12/19/2008	$121,908	$194,127

(1)	The Company is required by the SEC to use 5% and 10% assumed rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(2)	Subject to the exercise limitations described in the following sentence, one-third (33 1/3%) of the total vests on December 12, 2003, 33 1/3% of the total vests on June 12, 2005 and 33 1/3% of the total vests on December 12, 2006. Only 162,357 of the total shares will become exercisable if the Company has repaid at least 50% but less than 100% of its total commitments (the “Commitments”) under its Senior Credit Agreement, dated as of December 12, 2003, among certain subsidiaries of the Company, JPMorgan Chase Bank, as Administrative Agent, and the Lenders named therein, or the Senior Credit Agreement by December 12, 2005, which is known as the Bank Determination Date and (ii) only 149,701 of the total shares will become exercisable if the Company has repaid 100% of the Commitments by the Bank Determination Date.

(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

(3)	One hundred percent (100%) of the total will become exercisable on the Bank Determination Date if the Company has repaid 100% of the Commitments by the Bank Determination Date, fifty percent of the total will become exercisable on the Bank Determination Date if the Company has repaid at least 50% but less than 100% of the Commitments by the Bank Determination Date and none of the total will become exercisable if less than 50% of the Commitment have been repaid by the Bank Determination Date.

(4)	Subject to the exercise limitations described in the following sentence, one-third (33 1/3%) of the total vests on December 12, 2003, 33 1/3% of the total vests on June 12, 2005 and 33 1/3% of the total vests on December 12, 2006. Only 43,296 of the total shares will become exercisable if the Company has repaid at least 50% but less than 100% of the Commitments the Senior Credit Agreement by the Bank Determination Date, and only 39,920 of the total shares will become exercisable if the Company has repaid 100% of the Commitments by the Bank Determination Date.

(5)	Subject to the exercise limitations described in the following sentence, one-third (33 1/3%) of the total vests on December 12, 2003, 33 1/3% of the total vests on June 12, 2005 and 33 1/3% of the total vests on December 12, 2006. Only 37,884 of the total shares will become exercisable if the Company has repaid at least 50% but less than 100% of the Commitments the Senior Credit Agreement by the Bank Determination Date, and only 34,931 of the total shares will become exercisable if the Company has repaid 100% of the Commitments by the Bank Determination Date.

(6)	Subject to the exercise limitations described in the following sentence, one-third (33 1/3%) of the total vests on December 12, 2003, 33 1/3% of the total vests on June 12, 2005 and 33 1/3% of the total vests on December 12, 2006. Only 21,647 of the total shares will become exercisable if the Company has repaid at least 50% but less than 100% of the Commitments the Senior Credit Agreement by the Bank Determination Date, and only 19,960 of the total shares will become exercisable if the Company has repaid 100% of the Commitments by the Bank Determination Date.

Option Exercises/Fiscal Year End Value.    The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during fiscal 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
Name			Exercisable	Unexercisable (1)		Exercisable	Unexercisable (1)
Bruce D. McMaster	—	—	149,701	472,781	(2)	$1,639,725	$5,599,073
David Blair	—	—	39,920	126,079	(3)	$437,257	$1,493,131
Joseph P. Gisch	—	—	34,931	110,319	(4)	$382,611	$1,306,490
Michael Moisan	—	—	39,920	126,079	(3)	$437,257	$1,493,131
Timothy J. Donnelly	—	—	19,960	63,035	(5)	$218,629	$746,516
Terry L. Wright	—	—	19,960	63,035	(5)	$218,629	$746,516

(1)	As explained more fully in the footnotes to the preceding table, the number of shares of common stock that will become exercisable by any of the Named Executive Officers pursuant to the outstanding options will be less than the number of unexercisable options indicated, depending upon the level of the Company’s repayment of its senior credit facility.

(2)	The maximum number of outstanding options held by Mr. McMaster that may become exercisable upon 100% repayment of the Commitments is 561,378.

(3)	The maximum number of outstanding options held by Messrs. Blair and Moisan that may become exercisable upon 100% repayment of the Commitments is 149,700.

(4)	The maximum number of outstanding options held by Mr. Gisch that may become exercisable upon 100% repayment of the Commitments is 130,991.

(5)	The maximum number of outstanding options held by Messrs. Donnelly and Wright that may become exercisable upon 100% repayment of the Commitments is 74,850.

Employment Contracts and Termination of Employment and Change of Control Arrangements

None of the Company’s Named Executive Officers is currently a party to an employment agreement with the Company.

In December 2002, we implemented a plan designed to retain employees, known as the Key Employee Retention Program, or KERP. The KERP is a discretionary retention bonus program which paid a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. Each of our senior executives, including each of the Named Executive Officers, have received retention bonuses under the KERP, the amounts of which are described in the Summary Compensation Table.

We also implemented the Dynamic Details, Inc. Severance Plan for Employees dated December 19, 2002. Under the Severance Plan, our senior executives, including each of the Named Executive Officers, may be entitled to receive a severance payment in the event the executive’s employment is terminated by us without cause or the executive voluntarily terminates his employment for good reason, as defined in the Severance Plan, before December 19, 2004. Under the Severance Plan, the size of severance payment that would be due to an executive upon termination ranges from 9 months salary to 24 months salary, depending on the executive’s position with DDi. Under the severance plan, Mr. McMaster would be entitled to 24 months salary under the severance plan and each of the other Named Executive Officers would be entitled to 12 months salary.

Compensation Committee Interlocks and Insider Participation

From the beginning of fiscal 2003 until December 12, 2003, the Company’s Compensation Committee was comprised of Prescott Ashe and Edward W. Conard. Since December 19, 2003, the Compensation Committee has been comprised of Robert Guerzuraga, Jay B. Hunt and Andrew Lietz. No member of the Compensation Committee has ever been an officer of the registrant or any of its subsidiaries.

In March 2000, the Company entered into a stockholders agreement with a number of the Company’s stockholders, including Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the “Bain Funds”). Under the stockholders agreement, the Company granted registration rights with respect to the shares of Common Stock held by these stockholders. The Bain Funds were one of the Company’s largest stockholders prior to our emergence from Chapter 11 Bankruptcy, two of our former directors who served on the Compensation Committee during 2003 are or were affiliated with the Bain Funds. Edward W. Conard is affiliated with the Bain Funds. Prescott Ashe was formerly affiliated with the Bain Funds.

Compensation of Directors

Directors who are also employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee. Prior to March 2001, the Company did not pay any remuneration to the Company’s non-employee directors.

Cash Compensation.    From the beginning of fiscal 2003 until December 12, 2003, each non-employee director who is “independent” under the Nasdaq Rules was entitled to receive $2,000 for each Board meeting that he attended. Each independent non-employee director is also entitled to receive $2,000 for each committee meeting that he attended in person or telephonically. In addition, each independent non-employee director is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending Board and committee meetings. In fiscal 2003, the Company paid Robert Guezuraga and Murrary Kenney $24,000 each for attendance at board and committee meetings.

In December 2003, our Board of Directors adopted a directors compensation plan pursuant to which each of our current and future outside directors or any of our subsidiaries will receive a $20,000 annual retainer, plus $2,000 per meeting attended. The chairman of the Audit Committee will receive an additional annual retainer of $15,000. In addition, each other committee chairman will receive an additional annual retainer of $10,000. The non-chair members of committees will receive a $5,000 annual committee member retainer for each committee on which they serve. All committee members will also receive $1,000 per committee meeting attended. The Chairman of our Board will be entitled to a $15,000 annual retainer.

Stock Options.    In December 2003, our Board of Directors adopted the 2003 Directors Equity Incentive Plan, subject to the further approval by the stockholders of the Corporation. Under the plan, the Board may from time to time grant stock options to purchase up to 100,000 shares of our common stock in the aggregate to each non-employee director. In December 2003, the Board approved, subject to stockholder approval of the 2003 Directors Equity Incentive Plan, a grant of our non-employee directors of 100,000 options with an exercise price of $5.00 per share, which was determined by the Board to be the fair market value for our common stock as of the date of grant.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership Table

The following table sets forth certain information about the beneficial ownership of our common stock as of March 2, 2004 by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other Named Executive Officers; and

•	all of our current directors and executive officers as a group.

The Company is not aware of any holder beneficially owning more than 5% of the voting power of our outstanding Series A preferred stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based upon voting or investment power over the securities.

Shares and percentages beneficially owned are based upon 24,999,926 shares of common stock outstanding and 1,000,000 shares of Series A preferred stock outstanding on March 22, 2004, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of March 22, 2004 for each stockholder. Under the rules of the Securities and Exchange Commission, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of common stock or Series A preferred stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of March 22, 2004 are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Right to Acquire	Percent of Outstanding Shares
Executive Officers and Directors:
Bruce McMaster	380,059	149,701	2.0%
Joseph Gisch	88,205	34,931	*
David Blair	100,000	39.920	*
Michael Moisan	100,071	39,920	*
Timothy Donnelly	50,000	19,960	*
Terry Wright	50,000	19,960	*
Robert J. Amman	—	—	—
Robert Guezuraga	—	—	—
Jay B. Hunt	—	—	—
Andrew E. Lietz	—	—	—
Carl R. Vertuca, Jr.	—	—	—
All Executive Officers and Directors as a Group (12 persons)	818,467	324,352	4.3%

(Footnotes on the next page.)

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Right to Acquire	Percent of Outstanding Shares
Principal Stockholders:
Citigroup Global Markets Holdings Inc.(2) 338 Greenwich Street New York, NY 10013	3,765,599	—	14.48%

Symphony Asset Management LLC(3) Nuveen Investments, Inc. Nuveen Investments Holdings, Inc. 555 California Street, Suite 2975 San Francisco, CA 94104	2,371,267	—	9.12%

FMR Corp.(4) 82 Devonshire Street Boston, MA 02109	2,296,000	—	8.8%

Courage Capital Management, LLC(5) 4400 Harding Road Nashville, TN 37205	2,260,818	—	8.7%

Pacific Edge Investment Management, LLC(6) 100 Hamilton Avenue, Suite 100 Palo Alto, CA 94301	1,679,075	—	6.5%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o DDi Corp., 1220 Simon Circle, Anaheim, California 92806.

(2)	This beneficial ownership information is based on information contained in a composite Schedule 13G dated February 12, 2004 and filed with the Commission on February 17, 2004. According to the Schedule 13G, each of Citigroup Global Markets Holdings, Inc. (“Holdings”) and Citigroup Inc. (“Citigroup”) are the beneficial owners of 3,765,599 shares, and Citigroup Financial Products Inc. (“Products”) is the beneficial owner of 2,948,249 shares. The address for Products and Holdings is: 388 Greenwich Street, New York, NY 10013. The address for Citigroup is 399 Park Avenue, New York, NY 10043.

(3)	This beneficial ownership information is based on information contained in a composite Schedule 13G dated February 26, 2004 and filed with the Commission on March 3, 2004.

(4)	FMR Corp., on behalf of its direct and indirect subsidiaries, Fidelity Management & Research Company, and Fidelity Management Trust Company and Fidelity International Limited, on behalf of its direct and indirect subsidiaries, is the beneficial owner of 2,296,000 shares of Common Stock as a result of acting as investment adviser to various investment companies.

(5)	This beneficial ownership information is based on information contained in a Schedule 13D dated December 12, 2003 and filed with the Commission on December 22, 2003. Includes 2,061,702 shares beneficially owned by Courage Special Situations Master Fund, L.P. (“Courage Master”). Courage Master’s general partner is Courage Investments, Inc., which by agreement has granted investment control over the shares held by Courage Master to Courage Capital Management, LLC (“Courage Capital”). Courage Capital is controlled by Richard C. Patton and Donald Farris. Also includes 199,116 shares beneficially owned by HFR ED Special Situations Trust, which, by agreement has granted investment control over the shares held by Courage Capital.

(6)	This beneficial ownership information is based on information contained in a Schedule 13G dated December 31, 2003 and filed with the Commission on January 23, 2004. Pacific Edge Investment Management, LLC is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. Karen Payne is the Manager of Pacific Edge Investment Management, LLC. No individual client’s holdings of the stock are more than five percent of the outstanding common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On the effective date of the plan of reorganization, the following equity compensation plans, and all stock options outstanding under such plans, were cancelled: the Details Holdings Corp.—Dynamic Circuits 1996 Stock

Option Plan, the 1996 Performance Stock Option Plan, the 1996 Employee Stock Option Plan, the 1997 Details, Inc. Equity Incentive Plan, the Dynamic Circuits 1997 Stock Option Plan and the 2000 Equity Incentive Plan. On the effective date of the plan of reorganization, the Company established a new 2003 Management Equity Incentive Plan and a new 2003 Directors Equity Incentive Plan. A description of the material features of each of these plans is included in Note 14 to the consolidated financial statements under the caption “Stock Options”.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2003.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	2,916,758	(1)	$2.54	2,623,362	(2)
Total	2,916,758	(1)	$2.54	2,623,362	(2)

(1)	Represents the maximum number of shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 2,416,758 pursuant to options outstanding under the 2003 Management Equity Incentive Plan and 500,000 pursuant to options outstanding under the 2003 Directors Equity Incentive Plan which is subject to shareholders’ approval.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 2,523,362 under the 2003 Management Equity Incentive Plan and 160,000 under the 2003 Directors Equity Incentive Plan, subject to shareholder approval.

Item 13.     Certain Relationships and Related Transactions.

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, we loaned the sum of $600,000 to Bruce D. McMaster, President and Chief Executive Officer and member of our Board of Directors. The note which bears interest at the Applicable Federal Rate (2.7% per annum), matured in November 2002, but has not been repaid to date. The note is collateralized by 5,059 shares of Common Stock of DDi Corp. As of March 2, 2004, the outstanding principal and accrued interest due under the note was approximately $635,000. The terms relating to this loan were not negotiated at arm’s-length and were more favorable to Mr. McMaster than terms that could be obtained by an unaffiliated third party.

We believe that the above-referenced transaction will not have a material effect on our financial condition.

Item 14.     Principal Accounting Fees and Services.

The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP, our independent auditors for each of the last two fiscal years.

	Fiscal Year
	2002	2003
Audit Fees	$794,190	$945,920
Audit-Related Fees	—	—
Tax Fees	209,000	405,442
All other fees	—	—

Total	$1,003,190	$1,351,362

Audit Fees.    This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements related to those fiscal years.

Audit Related Fees.    This category consists of assurance and related services provided by PricewaterhouseCoopers LLP that were reasonably related to the performance of the audit or review of our financial statements, which are not reported above under “Audit Fees and which were billed during those fiscal years.”

Tax Fees.    This category consists of professional services billed for those fiscal years and rendered by PricewaterhouseCoopers LLP for tax services, including tax compliance, tax advice and tax planning.

All Other Fees.    This category consists of fees for services related to the convertible debt offering in April 2002.

The Audit Committee of our Board of Directors has established a practice that requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent auditor, PricewaterhouseCoopers LLP, in advance of such services being provided to us.

All the amounts in “All other fees” for 2002 were not approved by the audit committee as they were not yet subject to SEC rules. Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant for all services rendered on or after May 6, 2003. We are in compliance with these SEC rules.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)(1)  Financial Statements

Index to Financial Statements

Page
Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2002 (Predecessor DDi Corp.) and 2003 (Reorganized DDi Corp.)	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.) and One Month Ended December 31, 2003 (Reorganized DDi Corp).

F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.) and One Month Ended December 31, 2003 (Reorganized DDi Corp).

F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2001, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.) and One Month Ended December 31, 2003 (Reorganized DDi Corp).

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.) and One Month Ended December 31, 2003 (Reorganized DDi Corp).

F-8
Notes to Consolidated Financial Statements	F-9

(a)(2)  Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a)(3)  Exhibits.

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)

2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)

3.2	Certificate of Designation of DDi Corp.(1)

3.3	Amended and Restated Bylaws of DDi Corp.(2)

10.1	Second Amended and Restated Credit Agreement, dated as of December 12, 2003.(1)

10.2	Guarantee and Pledge Agreement, dated as of December 12, 2003.(1)

Exhibit	Description

10.3	Secured Lender Warrant Agreement, dated as of December 12, 2003.(1)

10.4	Secured Lender Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.5	Indenture dated as of December 12, 2003 with respect to DDi Capital Senior Discount Notes due 2009.(1)

10.6	Senior Discount Warrant Agreement, dated as of December 12, 2003.(1)

10.7	Senior Discount Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.8	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Secured Lender Warrants.(1)

10.9	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Senior Discount Warrants.(1)

10.10	Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)

10.11	Registration Rights Agreement, dated as of December 12, 2003, relating to Preferred Stock of DDi Europe.(1)

10.12	Dynamic Details, Inc. Key Employee Retention Plan.(3)

10.13	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.(3)

10.18	Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among (i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein and (iv) the Governor and Company of the Bank of Scotland.(7)

10.19	Working Capital Letter, dated November 15, 2001, among (i) DDi Europe Limited, (ii) the additional borrowers named therein and (iii) the Governor and Company of the Bank of Scotland.(7)

10.20	Composite Guarantee and Debenture, dated November 15, 2001, among (i) DDi Europe Limited and the additional charging companies named therein and (ii) the Governor and Company of the Bank of Scotland.(7)

10.21	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(8)

10.22	Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(8)

10.23	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(9)

10.24	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado(10)

10.25	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado(10)

10.26	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(10)

10.27	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(11)

10.28	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(11)

Exhibit	Description

10.29	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(12)

10.30	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(9)

10.31	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(11)

10.32	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(19)

10.33	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(11)

10.34	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(9)

10.35	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(3)

10.36	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(3)

10.37	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.(3)

10.38	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto.(13)

10.39	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(13)

10.40	Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(13)

10.41	DDi Corp. 2003 Management Incentive Plan.(13)

14.	Code of Business Conduct and Ethics.

21.1*	Subsidiaries of DDi Corp.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.
(2)	Previously filed with the Commission on January 20, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form 8-A/A.
(3)	Previously filed with the Commission on March 31, 2003 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.
(4)	Previously filed with the Commission on April 22, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K/A.
(5)	Previously filed with the Commission on March 22, 2000 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-95623.
(6)	Previously filed with the Commission on September 12, 2000 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333- 45648.
(7)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.
(8)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(9)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.
(10)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.
(11)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.
(12)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.
(13)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDI Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K in the quarterly period ended December 31, 2003:

(i)	On November 14, 2003, DDi Corp. filed a report on Form 8-K dated November 14, 2003 announcing its operating results for the third quarter of the fiscal year ending December 31, 2003.

(ii)	On December 2, 2003, DDi Corp. and DDi Capital Corp. filed a report on Form 8-K dated December 2, 2003 announcing the confirmation by United States Bankruptcy Court for the Southern District of New York of the Plan of Reorganization (the “Plan”) for DDi Corp. and DDi Capital Corp.

(iii)	On December 17, 2003, DDi Corp. and DDi Capital Corp. filed a report on Form 8-K dated December 2, 2003 announcing effectiveness of the Joint Plan of Reorganization of DDi Corp. and DDi Capital Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 30th day of March, 2004.

DDi CORP.

/s/    JOSEPH P. GISCH

By:

Joseph P. Gisch

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE D. MCMASTER Bruce D. McMaster	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ JOSEPH P. GISCH Joseph P. Gisch	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2004

/s/ REBECCA H. YANG Rebecca H. Yang	Corporate Controller (Principal Accounting Officer)	March 30, 2004

/s/ ROBERT J. AMMAN Robert J. Amman	Director	March 30, 2004

/s/ DAVID BLAIR David Blair	Director	March 30, 2004

/s/ ROBERT GUEZURAGA Robert Guezuraga	Director	March 30, 2004

/s/ JAY B. HUNT Jay B. Hunt	Director	March 30, 2004

/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 30, 2004

/s/ CARL R. VERTUCA, JR. Carl R. Vertuca, Jr.	Director	March 30, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of DDi Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 55 present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries (Successor Company or Reorganized Company) at December 31, 2003 and the results of their operations and their cash flows for the one month ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 1, 3 and 4 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003 (the “plan”) on December 2, 2003. Confirmation of the plan resulted in the restructuring or exchange of certain debt of the Company and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on December 2, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of November 30, 2003.

/s/    PricewaterhouseCoopers LLP

Orange County, California

March 30, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of DDi Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 55 present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the eleven months ended November 30, 2003 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 24 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased amortization of its goodwill and other intangible assets with indefinite lives as of January 1, 2002.

As discussed in Notes 1, 3 and 4 to the consolidated financial statements, the Company filed a petition on August 20, 2003 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003 was substantially consummated on December 2, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/    PricewaterhouseCoopers LLP

Orange County, California

March 30, 2004

DDi CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$28,934	$11,202
Marketable securities—available for sale	115	—
Cash, cash equivalents and marketable securities—restricted (see Note 26)	6,250	7,500
Accounts receivable, net	41,986	39,140
Inventories	28,240	26,292
Prepaid expenses and other	3,963	2,707

Total current assets	109,488	86,841
Property, plant and equipment, net	83,139	74,918
Debt issuance costs, net	10,141	—
Goodwill	13,982	105,452
Other intangibles, net	—	23,376
Cash, cash equivalents and marketable securities—restricted	3,142	—
Other	1,300	816

Total assets	$221,192	$291,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$275,137	$1,439
Revolving credit facilities	4,246	11,809
Accounts payable	27,457	28,687
Accrued expenses and other liabilities	28,093	26,338
Income tax payable	68	998
Note payable	—	500

Total current liabilities	335,001	69,771
Long-term debt and capital lease obligations	38,509	114,799
Deferred income tax liability	2,464	533
Notes payable and other	9,078	12,798
Mandatorily redeemable preferred stock	—	2,066

Total liabilities	385,052	199,967

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Common stock for Predecessor DDi Corp. - $0.01 par value, 75,000,000 shares authorized, 49,133,015 shares issued and outstanding at December 31, 2002	491	—
Common stock for Reorganized DDi Corp. - $0.001 par value, 75,000,000 shares authorized, 23,749,926 shares issued and outstanding at December 31, 2003	—	24
Additional paid-in capital	541,775	138,661
Deferred compensation	—	(32,454)
Accumulated other comprehensive loss	(3,215)	(152)
Stockholder receivables	(618)	(635)
Accumulated deficit	(702,293)	(14,008)

Total stockholders’ equity (deficit)	(163,860)	91,436

	$221,192	$291,403

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Predecessor DDi Corp.			Reorganized DDi Corp.

	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Net sales	$361,638	$248,826	$221,729	$21,393
Cost of Goods Sold:
Cost of goods sold	263,563	229,653	199,568	17,916
Restructuring-related inventory impairment	3,747	3,465	1,736	—
Non-cash compensation and amortization of intangibles	—	—	—	8,048

Total cost of goods sold	267,310	233,118	201,304	25,964

Gross profit (loss)	94,328	15,708	20,425	(4,571)
Operating expenses:
Sales and Marketing:
Sales and marketing	27,627	22,988	16,335	1,461
Non-cash compensation	—	—	—	2,013

Total sales and marketing	27,627	22,988	16,335	3,474
General and Administrative:
General and administration	21,030	16,521	15,574	1,174
Non-cash compensation	—	—	—	1,656

Total general and administration	21,030	16,521	15,574	2,830

Amortization of intangibles	22,568	—	—	383
Goodwill impairment	—	199,000	11,645	—
Restructuring and other related charges	76,089	26,574	3,823	439
Reorganization expenses	—	2,267	8,946	572

Operating loss	(52,986)	(251,642)	(35,898)	(12,269)
Interest rate swap valuation	9,981	—	—	—
Loss on interest rate swap termination	—	—	5,621	—
Interest expense and other expense, (net)	41,704	22,148	18,178	1,324
Reorganization items:
Gain on extinguishment of debt	—	—	(120,444)	—
Fresh start accounting adjustments	—	—	(118,368)	—
Reorganization proceeding expenses	—	—	14,034	1,138

Income (loss) before income taxes	(104,671)	(273,790)	165,081	(14,731)
Income tax benefit (expense)	19,621	(14,303)	(659)	723

Net income (loss)	$(85,050)	$(288,093)	$164,422	$(14,008)

Income (loss) per share—basic	$(1.79)	$(5.98)	$3.33	$(0.59)

Income (loss) per share—diluted	$(1.79)	$(5.98)	$2.78	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Net income (loss)	$(85,050)	$(288,093)	$164,422	$(14,008)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,973)	7,257	783	(152)
Cumulative effect of adoption of SFAS No. 133	(1,150)	—	—	—
Unrealized gain (loss) on interest rate swap agreements, net of income tax effect	1,810	(6,115)	(165)	—
Reclassification adjustment for loss on interest rate swap termination	—	—	5,621	—
Unrealized holding gain (loss) on marketable securities—available for sale	50	(46)	(4)	—
Effect of fresh start accounting adjustments	—	—	(3,020)	—

Comprehensive income (loss)	$(86,313)	$(286,997)	$167,637	$(14,160)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock			Deferred Compensation	Stockholder Receivables	Accumulated Deficit	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital					Total
	Shares	Amount

Balance, December 31, 2000 (Predecessor DDi Corp.)	44,328,371	$443	$468,256	$—	$(104)	$(329,150)	$(3,048)	$136,397
Issuance of common stock upon exercise of stock options	531,743	6	3,132	—	—	—	—	3,138
Issuance of common stock in follow-on offering, net of offering costs of $4,369	3,000,000	30	66,101	—	—	—	—	66,131
Issuance of common stock through Employee Stock Purchase Plan	90,772	1	1,131	—	—	—	—	1,132
Foreign currency translation adjustment	—	—	—	—	—	—	(1,973)	(1,973)
Accrued interest on stockholder receivables	—	—	—	—	(8)	—	—	(8)
Increase in stockholder receivables	—	—	—	—	(600)	—	—	(600)
Cumulative adjustment to reflect adoption of SFAS No. 133	—	—	—	—	—	—	(1,150)	(1,150)
Unrealized gain on interest rate swap agreements, net of income tax effect	—	—	—	—	—	—	1,810	1,810
Unrealized holding gain on marketable securities	—	—	—	—	—	—	50	50
Income tax benefit of disqualified dispositions of stock options	—	—	2,391	—	—	—	—	2,391
Compensation charge for stock option modification	—	—	204	—	—	—	—	204
Net loss	—	—	—	—	—	(85,050)	—	(85,050)

Balance, December 31, 2001 (Predecessor DDi Corp.)	47,950,886	480	541,215	—	(712)	(414,200)	(4,311)	122,472
Issuance of common stock upon exercise of stock options	206,222	2	149	—	—	—	—	151
Issuance of common stock through Employee Stock Purchase Plan	975,907	9	329	—	—	—	—	338
Foreign currency translation adjustment	—	—	—	—	—	—	7,257	7,257
Accrued interest on stockholder receivables	—	—	—	—	(16)	—	—	(16)
Repayment of stockholder receivables	—	—	—	—	110	—	—	110
Unrealized loss on interest rate swap agreements, net of income tax effect	—	—	—	—	—	—	(6,115)	(6,115)
Unrealized holding loss on marketable securities	—	—	—	—	—	—	(46)	(46)
Compensation charge for stock option modification	—	—	82	—	—	—	—	82
Net loss	—	—	—	—	—	(288,093)	—	(288,093)

Balance, December 31, 2002 (Predecessor DDi Corp.)	49,133,015	491	541,775	—	(618)	(702,293)	(3,215)	(163,860)

(continued on next page)

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share amounts)

	Common Stock			Deferred Compensation	Stockholder Receivables	Accumulated Deficit	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital					Total
	Shares	Amount
Balance, December 31, 2002 (Predecessor DDi Corp.)	49,133,015	491	541,775	—	(618)	(702,293)	(3,215)	(163,860)
Issuance of common stock upon exercise of stock options	79,465	1	3	—	—	—	—	4
Issuance of common stock through Employee Stock Purchase Plan	313,656	3	15	—	—	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	783	783
Accrued interest on stockholder receivables	—	—	—	—	(15)	—	—	(15)
Unrealized loss on interest rate swap agreements, net of income tax	—	—	—	—	—	—	(165)	(165)
Reclassification adjustment for loss on interest rate swap termination	—	—	—	—	—	—	5,621	5,621
Unrealized holding loss on marketable securities	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—		—	164,422	—	164,422
Cancellation of common stock	(49,526,136)	(495)	495	—	—	—	—	—
Issuance of new common stock	249,926	1	—	—	—	—	—	1
Debt discharge	23,500,000	23	88,172	—	—	—	—	88,195
Fresh start accounting adjustments	—	—	(534,851)	—	—	537,871	(3,020)	—

Balance, November 30, 2003 (Predecessor DDi Corp.)	23,749,926	24	95,609	—	(633)	—	—	95,000

Balance, December 1, 2003 (Reorganized DDi Corp.)	23,749,926	24	95,609	—	(633)	—	—	95,000
Deferred compensation	—	—	43,052	(43,052)	—	—	—	—
Amortization of deferred compensation	—	—	—	10,598	—	—	—	10,598
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	(152)
Accrued interest on stockholder receivables	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	(14,008)	—	(14,008)

Balance, December 31, 2003 (Reorganized DDi Corp.)	23,749,926	$24	$138,661	$(32,454)	$(635)	$(14,008)	$(152)	$91,436

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor DDi Corp.			Reorganized DDi Corp. One Month Ended December 31, 2003
	Year Ended December 31,		Eleven Months Ended November 30, 2003

	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(85,050)	$(288,093)	$164,422	$(14,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash and accrued restructuring and other related charges	77,328	26,904	7,185	671
Accrued reorganization proceeding charges	—	—	3,170	40
Restructuring related inventory impairment	3,747	3,465	1,736	—
Depreciation	21,156	21,282	17,287	1,348
Provision for doubtful accounts	131	612	333	43
Amortization of debt issuance costs and discount	5,668	4,650	2,439	47
Preferred stock accretion	—	—	—	65
Amortization of goodwill and intangible assets	22,568	—	—	1,537
Goodwill impairment	—	199,000	11,645	—
Amortization of deferred interest rate swap (income) loss	(1,351)	(5,946)	5,054	—
Write-off of debt issuance costs	4,788	2,014	6,162	—
Deferred income taxes	(18,298)	31,096	(700)	394
Interest income on stockholder receivables	(8)	(16)	(15)	(2)
Interest rate swap valuation	9,981	—	—	—
Loss (gain) on sale of fixed assets	(26)	56	52	(48)
Gain on extinguishment of debt	—	—	(120,444)	—
Fresh start accounting adjustments	—	—	(118,368)	—
Non cash compensation	—	—	—	10,563
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	61,823	4,293	(662)	5,114
(Increase) decrease in inventories	2,225	(8,723)	(226)	(269)
(Increase) decrease in prepaid expenses and other	(668)	933	2,097	202
Increase (decrease) in current income taxes	(7,582)	6,358	1,483	(873)
Increase (decrease) in accounts payable	(16,754)	(4,195)	(4,276)	3,709
Increase (decrease) in accrued expenses and other accrued liabilities	(23,854)	(4,558)	2,462	(1,884)

Net cash provided by (used in) operating activities	55,824	(10,868)	(19,164)	6,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(35,158)	(10,715)	(5,343)	(410)
Proceeds from sale of fixed assets	142	296	98	800
Purchase of marketable securities—available for sale	(51,758)	(18,912)	(64)	—
Proceeds from sale of marketable securities—available for sale	29,922	40,725	175	—
Proceeds from (investment in) restricted assets	—	(12,500)	1,892	—
Merger and acquisition related expenditures	(535)	(729)	—	—
Acquisition of Kamtronics	—	(3,391)	—	—
Acquisition of MCM, net of cash acquired of $7,794	(89)	—	—	—
Acquisition of Olympic	(12,757)	—	(750)	—
Acquisition of Nelco	(2,963)	—	—	—
Acquisition of Altatron, net of cash acquired of $81	(4,786)	—	—	—
Acquisition of Thomas Walter	(24,787)	—	—	—

Net cash provided by (used in) investing activities	(102,769)	(5,226)	(3,992)	390

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	100,000	—	—
Payments on long-term debt	(155,547)	(68,063)	(3,808)	—
Net borrowings (payments) on revolving credit facilities	2,750	1,072	7,177	(707)
Payments of debt issuance and capital costs	(7,896)	(5,471)	(1,715)	—
Payments of other notes payable	(1,028)	(461)	—	—
Principal payments on capital lease obligations	(2,789)	(2,549)	(2,132)	(102)
Payments of escrow payable to redeemed stockholders	(1,602)	—	—	—
Payment of pro-rata portion of deferred swap liability	—	(3,761)	—	—
Repayment/(borrowing) of stockholder receivables	(600)	110	—	—
Net proceeds from issuance of common stock through follow-on public offerings	66,975	—	—	—
Costs incurred in connection with the issuance of common stock through follow-on public offerings	(844)	—	—	—
Issuance of common stock through Employee Stock Purchase Plan	1,132	338	18	—
Proceeds from exercise of stock options	3,138	151	4	—

Net cash provided by (used in) financing activities	3,689	21,366	(456)	(809)

Effect of exchange rate changes on cash	11	33	(282)	(68)

Net increase (decrease) in cash and cash equivalents	(43,245)	5,305	(23,894)	6,162
Cash and cash equivalents, beginning of period	66,874	23,629	28,934	5,040

Cash and cash equivalents, end of period	$23,629	$28,934	$5,040	$11,202

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly-owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and its subsidiaries, DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)), DDi Capital Corp. (“DDi Capital”), a wholly-owned subsidiary of Intermediate, which includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its subsidiaries (“Dynamic Details”). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

As more fully described in Note 17, the consolidated financial statements of DDi Corp. include the results of Thomas Walter Limited (“Thomas Walter”) commencing on March 5, 2001, the date of acquisition of Thomas Walter, Nelco Technology, Inc. (“Nelco”) commencing on April 27, 2001, the date of acquisition of Nelco’s assets, Olympic Circuits Canada (“Olympic”) commencing on May 9, 2001, the date of acquisition of Olympic, Altatron Technology Inc. (“Altatron”) commencing on June 4, 2001, the date of acquisition of Altatron’s assets and Kamtronics, Limited (“Kamtronics”) commencing October 24, 2002, the date of acquisition of Kamtronic’s assets. All intercompany transactions have been eliminated in consolidation.

1997 Recapitalization—In October 1997, the Company completed a recapitalization transaction with a group of investors. The historical bases of the Company’s assets and liabilities were not affected.

In connection with the recapitalization, DDi Corp. incorporated Dynamic Details, Incorporated (“Dynamic Details”) as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital Corp. (“DDi Capital”) as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes (as described in Note 8, the “Capital Senior Discount Notes”), to DDi Capital. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, and has subsequently combined MCM with its other European operations to form DDi Europe Limited (“DDi Europe”). DDi Europe, Dynamic Details and Dynamic Details Design LLC, a wholly-owned subsidiary of Intermediate formed in 1998, represent the operating divisions of DDi Corp.

The Company has historically experienced negative cash flows from operations. The Company had net cash used in operations of $19.2 million and $10.9 million for the eleven months ended November 30, 2003 and year ended December 31, 2002, respectively. The Company’s principal source of liquidity to fund ongoing operations has been cash, cash equivalents, marketable securities, cash provided by operations for the year ended December 31, 2001 and the one month ended December 31, 2003 and debt and/or equity offerings. The Company’s management believes the Company has sufficient cash and availability under its new asset based revolving credit facility to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Accordingly, the Company has and may make offerings of debt, preferred stock and common stock which will improve the Company’s liquidity position. On January 21, 2004, the Company raised $15,980,000 in a private placement of its common stock, and on March 30, 2004, the Company issued $61 million of convertible preferred stock and entered into a new asset based revolving credit facility (see Note 26).

Fresh Start Accounting

In connection with DDi Corp.’s emergence from bankruptcy (see Note 3), the Company adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh start accounting, a new reporting entity, known as “Reorganized DDi Corp.” or the “Successor Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the balance sheets, operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to the “Predecessor Company” are references to the Company for periods prior to December 1, 2003 and references to the “Successor Company” are references to the Company for periods subsequent to November 30, 2003. The Successor Company’s financial statements are not comparable to the Predecessor Company’s financial statements. Although December 2, 2003, was the date the bankruptcy court approved the Company’s plan of reorganization and December 12, 2003, was the effective date of the plan of reorganization (and the date of the Company’s emergence from bankruptcy), for financial reporting convenience purposes, the Company accounted for the consummation of the plan of reorganization as of November 30, 2003. The impact of this was not material to these financial statements. There were no material unsatisfied conditions as of December 2, 2003.

Nature of Business

The Company is a leading provider of time-critical, technologically advanced, electronics manufacturing services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services to customers on a global basis, from its facilities located across North America and in England.

2.    SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents—Management defines cash and cash equivalents as highly liquid deposits with maturities of 90 days or less when purchased. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Cash, cash equivalents and marketable securities—restricted—The Company classifies a portion of its cash and cash equivalents as restricted pursuant to a minimum liquidity covenant related to the Senior Credit Facility (see Note 8).

Marketable securities—The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities, consisting of government and agency bonds and corporate bonds, are carried at fair market value, with unrealized gains and losses reported

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Realized gains or losses on securities sold are based on the specific identification method.

Inventories—Inventories include freight-in, materials, labor and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, plant and equipment—Property, plant and equipment are stated at depreciated historical cost for the Predecessor DDi Corp. and have been adjusted for recognition of fair values for Reorganized DDi Corp. Such fair values were recognized in accordance with fresh start accounting and were recorded on November 30, 2003 based upon an independent appraisal. Depreciation is provided over the estimated useful lives of the assets using straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and is included in the caption depreciation expense.

Debt issuance costs and debt discounts—The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 8). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

The Company issued the Capital Senior Discount Notes, new Senior Credit Facility and Capital Senior Accreting Notes (as defined in Note 8) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method.

Amortization included as interest expense amounted to approximately $3.1 million and $3.5 million for the years ended December 31, 2001 and 2002, respectively. For the eleven months ended November 30, 2003, approximately $2.4 million of amortization was included as interest expense and for the one month ended December 31, 2003, approximately $0.05 million of amortization was included as interest expense.

Business combinations—The Company has accounted for all business combinations through December 31, 2001 as purchases in accordance with Accounting Principles Board (“APB”) Opinion No. 16. As of January 1, 2002, the Company adopted SFAS No. 141 “Business Combinations” and has accounted for all business combinations since then as purchases in accordance with SFAS No. 141. The results of operations since the date of acquisition are included in the consolidated financial statements.

Revenue recognition—The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable sales price and terms, delivery of the product has occurred in accordance with the terms of the sale, collectibility of the sale is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The Company provides a normal warranty on its products and accrues an estimated amount for this expense at the time of the sale.

Shipping costs—Shipping costs billed to customers are included in revenue with related costs in cost of goods sold in accordance with EITF 00-10.

Comprehensive income—SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) for DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains (losses) on interest rate swaps and related unrealized net tax impact.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk—Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2003, 2002 and 2001, no individual customer accounted for 10% or more of the Company’s net sales and no individual customer accounted for 10% or more of the Company’s total receivables at the respective year end.

Environmental matters—The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 16).

Income taxes—The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 15).

Early extinguishment of debt—The Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” in the beginning of the second quarter of 2002. In accordance with SFAS No. 145, the Company accounts for the impact of the early extinguishment of debt as a component of net interest expense (see Note 25).

Long-lived assets—The Company followed SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

During the year ended December 31, 2001, pursuant to an evaluation under SFAS No. 121, the Company determined that the intangibles associated with the Dallas and Moorpark facilities to be closed in connection with the Company’s 2001 restructuring plan (see Note 18) had a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets of the closed facilities to their carrying value. As a result, the Company recorded an adjustment to the carrying value of these intangible assets of $51.4 million to restructuring and related charges in the fourth quarter of 2001.

On January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets exclusive of goodwill. The Company evaluates long-lived assets that are to be disposed by sale and measures them at the lower of book value or fair value less cost to sell and evaluates all other long-lived assets with finite lives periodically for impairment.

Goodwill and identifiable intangibles—Prior to January 1, 2002, the Company amortized the goodwill recorded as a result of its business combinations on a straight-line basis ranging from 20 years to 25 years, from the date of each transaction. Management believed that the estimated useful lives established at the dates of each

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction were reasonable based on the economic factors applicable to each of the businesses. Identifiable intangibles represented assets acquired through business combinations and were stated at their fair values based upon purchase price allocations as of the transaction date. At December 31, 2001 these assets were primarily comprised of developed technologies, customer relationships and assembled workforce. The developed technology assets were being charged to income over their estimated useful lives ranging from 5 to 10 years, using straight-line and accelerated methods of amortization, reflective of the relative contribution of each developed technology in periods following the acquisition date. The customer relationships assets were being amortized on a straight-line basis over their estimated useful lives of 18 years. The assembled workforce assets were being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 5 years. As of December 31, 2001, the accumulated amortization related to goodwill and identifiable intangibles for DDi Corp. was approximately $67.7 million. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and prospectively ceased amortization of goodwill and other intangible assets with indefinite lives. SFAS No. 142 requires goodwill and intangible assets that are not amortized be tested for impairment at least annually (see Note 24). SFAS No. 142 also requires goodwill to be assigned to and tested for impairment at the reporting unit level. The Company determined its reporting units based on their economic characteristics in accordance with SFAS 142.

The following table shows, on a pro-forma basis, what net loss and loss per share would have been for the year ended December 31, 2001 if the new accounting standard had been applied beginning January 1, 2001:

Predecessor DDi Corp.
Year Ended December 31, 2001
Net loss, as reported	$(85,050)
Add back: goodwill and intangibles amortization, net of tax effect	18,462

Pro forma net loss	$(66,588)

Net loss per share, as reported—basic	$(1.79)
Add back: goodwill and intangibles amortization, net of tax effect	0.39

Pro forma net loss per share—basic	$(1.40)

Net loss per share, as reported—diluted	$(1.79)
Add back: goodwill and intangibles amortization, net of tax effect	0.39

Pro forma net loss per share—diluted	$(1.40)

Weighted average shares used to compute net loss per share:
Basic	47,381,516

Diluted	47,381,516

As part of fresh start accounting, an allocation of the reorganization value by an independent appraisal firm resulted in goodwill of $105.4 million and identified intangible assets with finite lives totaling $24.9 million. This latter balance consists of $23.0 million relating to customer relationships in North America and $1.9 million relating to backlog in North America. The amortization expense relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships in North America and backlog in North America for the one month ended December 31, 2003, was $0.4 million and $1.2 million, respectively. The

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

backlog in North America is amortized over three months. The useful life of the customer relationships in North America is five years. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,	Reorganized DDi Corp.
2004	$5,367
2005	4,598
2006	4,598
2007	4,598
2008	4,215

Deferred lease liability—This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $2.1 million is a current liability at December 31, 2003. Amortization for the one month ended December 31, 2003 was $0.2 million.

Foreign currency translation—The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders’ equity (deficit) on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive income (loss) are included on the consolidated statements of comprehensive income (loss).

Derivative financial instruments—The Company has only limited involvement with derivative financial instruments. From October 1998 through April 2003 the Company utilized interest rate exchange agreements (“Swap Agreements”) (see Note 11) to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 8).

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the transition provisions of SFAS No. 133, DDi Corp. recorded a cumulative-effect-type adjustment to accumulated other comprehensive income (loss) of approximately $1.2 million for the initial difference between the book value and fair value of interest rate swap agreements as of January 1, 2001. The fair value of interest rate swaps at December 31, 2002 is included in accrued expenses and other liabilities in the consolidated balance sheet.

See Note 11 for a discussion of the termination of the interest rate swap agreement in 2003.

Stock options—The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under APB Opinion No. 25, and accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value and the number of options is known at the date of grant. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for all fiscal years and interim periods ending after December 15, 2002 and was therefore effective for the Company beginning with its fiscal quarter ending March 31, 2003. Because the Company has not at this time elected to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 did not have an impact on its consolidated financial position or results of operations.

Had non-cash compensation expenses for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Net income (loss) allocable to common stock:
As reported basic	$(85.1)	$(288.1)	$164.4	$(14.0)
Less: non-cash compensation expenses under FAS 123	(7.7)	(6.2)	(7.4)	(10.4)
Add: non-cash compensation expenses under APB 25, net of tax	—	—	—	10.0

Pro forma basic	$(92.8)	$(294.3)	$157.0	$(14.4)

As reported diluted	$(85.1)	$(288.1)	$171.7	$(14.0)
Less: non-cash compensation expenses under FAS 123	(7.7)	(6.2)	(7.4)	(10.4)
Add: non-cash compensation expenses under APB 25, net of tax	—	—	—	10.0

Pro forma diluted	$(92.8)	$(294.3)	$164.3	$(14.4)

Income (loss) per share allocable to common stock—basic:
As reported	$(1.79)	$(5.98)	$3.33	$(0.59)
Pro forma	$(1.96)	$(6.11)	$3.18	$(0.61)
Income (loss) per share allocable to common stock—diluted:
As reported	$(1.79)	$(5.98)	$2.78	$(0.59)
Pro forma	$(1.96)	$(6.11)	$2.66	$(0.61)

In addition, the Company complies with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which requires use of the variable accounting method with respect to certain stock options where the ability to exercise those stock options are based on contingencies. Stock-based non-cash compensation expense with respect to such options has been and in the future will be based on the amount by which the common stock closing price at the end of each quarterly reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon the movements in the market value of the Company’s common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based non-cash compensation expense in future periods.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share—The Company has adopted the provisions of SFAS No. 128 “Earnings Per Share,” which requires the Company to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

In connection with the plan of reorganization, Predecessor DDi Corp.’s 49,526,136 shares of pre-bankruptcy common stock were converted to 249,926 shares of the Reorganized DDi Corp.’s common stock at a conversion rate of 198.1473 to 1.

The following is a reconciliation of the numerator and denominator used in the primary and diluted income (loss) per share calculation (in thousands, except share data):

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Numerator:
Net income (loss) allocable to common stock (basic)	$(85,050)	$(288,093)	$164,422	$(14,008)
Add: income impact of assumed conversions of convertible debt	—	—	7,327	—

Net income (loss) allocable to common stock (diluted)	$(85,050)	$(288,093)	$171,749	$(14,008)

Denominator:
Weighted average shares of common stock outstanding (basic)	47,381,516	48,175,353	49,357,100	23,749,926
Dilutive potential common shares:
Convertible debt, stock options and warrants	—	—	12,434,571	—

Shares used in computing diluted income (loss) per share	47,381,516	48,175,353	61,791,671	23,749,926

As a result of the net losses incurred during the years ended December 31, 2001 and 2002 and during the one month ended December 31, 2003, potential common shares of 5,069,086, 14,394,011, and 3,029,561, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation for those periods. Potential common shares of 2,259,939 were anti-dilutive and excluded from the diluted net income per share calculation for the eleven months ended November 30, 2003.

Segment reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops, manufactures, assembles and tests complex printed circuit boards, backpanels and related electronic products. The Company operates in two geographical areas, domestic North America and Europe. Revenues are attributed to the country in which the customer buying the product is located. Revenues by product and service are not reported as it is impracticable to do so.

The following summarizes financial information by geographic area (in thousands):

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003

	2001	2002		One Month Ended December 31, 2003
Net sales:
Domestic	$262,729	$176,245	$129,432	$12,959
Europe(a)	84,434	63,839	79,614	7,159
Other	14,475	8,742	12,683	1,275

Total	$361,638	$248,826	$221,729	$21,393

(a)	Sales to the United Kingdom represent the majority of the sales to Europe.

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Long-lived assets:
Domestic	$65,173	$167,419
International	46,531	37,143

Total	$111,704	$204,562

Reclassifications—Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Recently issued accounting standards—In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met criteria of EITF 94-3 before January 1, 2003. The Company adopted SFAS No. 146 in January 2003 which had no material impact on its consolidated financial statements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that at the time a company issues a guarantee which falls within the scope of FIN 45, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g. product warranties) and guarantees issued in a business combination that represent contingent consideration. These guarantees, however, are subject to the disclosure requirements of FIN 45. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring its obligations under warranty. The Company accrues for warranty costs as part of its cost of sales based on estimated material product costs and technical support labor costs. The products sold are generally covered by a warranty for a period of 30 days. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2003. There was no material impact of the adoption of FIN 45 on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 originally was effective July 1, 2003 for the Company. In October 2003, the FASB voted to defer certain provisions of SFAS No. 150 indefinitely. In connection with fresh start accounting, on November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150 related to mandatorily redeemable preferred stock at its estimated fair value of $2 million (see Note 9). For those provisions of SFAS No. 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.

In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” This interpretation addressed consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply a lot of this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position, cash flows or results of operations.

3.    VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Bankruptcy and Reorganization

On August 20, 2003, DDi Corp. and DDi Capital filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate, DDi Europe and Dynamic Details were not parties to the Chapter 11 cases. After the Chapter 11 cases were filed, DDi Corp. and DDi Capital continued to manage its properties and operate its businesses as “debtors-in-possession” under the

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On December 2, 2003, the Bankruptcy Court entered an order confirming the Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003. On December 12, 2003, the effective date of the Company’s plan of reorganization, the Company reorganized and emerged from bankruptcy. DDi Corp. and its subsidiaries are now operating its businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.

The following is a summary of the significant transactions that were consummated on or about the effective date of the Company’s plan of reorganization:

Current Equity—On the effective date of the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company now has 80,000,000 shares of capital stock, consisting of 75,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share. In addition, a certificate designating 1,000,000 shares of preferred stock as Series A preferred stock became effective. The Series A preferred stock has an annual dividend of 15% and an aggregate liquidation preference of $15 million.

Pre-Bankruptcy Common Equity—All of the pre-bankruptcy equity securities, including all outstanding shares of the Company’s common stock and all outstanding options and warrants to purchase common stock, were cancelled in the Chapter 11 proceedings. On the effective date of the plan of reorganization, the holders of DDi Corp.’s pre-bankruptcy common equity received an aggregate of 249,926 shares of the Reorganized DDi Corp.’s common stock.

5.25% Convertible Subordinated Notes—On the effective date of the plan of reorganization, DDi Corp.’s 5.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.1 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 10,800,000 shares of the Reorganized DDi Corp.’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock.

6.25% Convertible Subordinated Notes—On the effective date of the plan of reorganization, DDi Corp.’s 6.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.5 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 6.25% convertible subordinated notes received a pro rata share of (i) 12,700,000 shares of the Reorganized DDi Corp.’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock.

DDi Capital Senior Discount Notes—On the effective date of the plan of reorganization, DDi Capital’s senior discount notes, of which $16.09 million in principal amount and accrued interest of $1.6 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the senior discount notes received a pro rata share of $17.7 million in senior accreting notes issued by DDi Capital pursuant to an indenture. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. The notes mature on January 1, 2009 and are redeemable by DDi Capital. The notes have covenants customary for securities of this type (see Note 8). Each holder of the senior discount notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. These warrants will be terminated if, on or before December 12, 2005, DDi Capital permanently and irrevocably elects to make payments of interest in cash in lieu of payment of interest by issuing additional accreting notes or pays all of its indebtedness to the warrant holders, which was $17.7 million as of December 31, 2003. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Equity Incentive Plan and 2003 Directors Equity Incentive Plan—On the effective date of the plan of reorganization, the reorganized Company established a new 2003 Management Equity Incentive Plan and a new 2003 Directors Equity Incentive Plan. On December 19, 2003, the Company granted options to purchase an aggregate of 2,416,758 shares of common stock under the 2003 Management Equity Incentive Plan. An additional 2,523,362 shares of common stock may be issued to members of management under the 2003 Management Incentive Plan and 600,000 shares of common stock may be issued to directors under the 2003 Directors Equity Incentive Plan upon the exercise of options granted under the plans. The Company has also issued 1,250,000 shares of restricted common stock under the 2003 Management Incentive Plan.

New Senior Credit Facility—As of December 12, 2003, the Dynamic Details senior credit facility consisted of a Tranche A term facility of approximately $16.2 million, a Tranche B term facility of approximately $49.7 million and a revolving line of credit of up to $15 million including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and was limited to $1.2 million which was reserved for letters of credit). In addition, as of December 12, 2003, Dynamic Details had a $5.8 million liability resulting from the interest rate swap termination (see Note 11). On December 12, 2003, the aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured and exchanged, the rights of the lenders under the credit facility and interest rate swap agreement were modified, exchanged and restated as provided in the new senior credit facility. The new senior credit facility consists of (a) a Tranche A Revolving and Term Loan Facility in an aggregate amount of $15.0 million which shall be available as a revolving loan until June 30, 2005, at which time any outstanding amounts under such facility shall be converted to a Tranche A Term Loan with a maturity date of April 15, 2008 and (b) a Tranche B Term Loan in the aggregate amount of $57.9 million with a maturity date of April 15, 2008. No significant amortization under either Tranche will be due until 2005. In connection with the new senior credit facility, DDi Corp. and DDi Capital executed and delivered two guarantee and collateral agreements, pursuant to which (i) the Company pledged one hundred percent (100%) of the common stock of DDi Intermediate as collateral to secure the new senior credit facility, and (ii) DDi Intermediate pledged one hundred percent (100%) of the common stock of DDi Capital as collateral to secure the new senior credit facility.

On the effective date of the plan of reorganization, the lenders under the new senior secured credit facility received warrants to purchase an aggregate of 3,051,507 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. The Company may reduce the number of these warrants that are exercisable by permanently reducing and terminating the Company’s borrowings under the new senior credit facility by at least 50% by December 12, 2005. The warrants will be reduced by the same percentage by which the new senior credit facility is reduced as of December 12, 2005, and the warrants will be terminated if 100% of the Company’s borrowings under the new senior credit facility are paid by December 12, 2005. On March 30, 2004, the Company repaid in full the outstanding balance of the new Senior Credit Facility and related accrued interest and fees, which thereby removing the restriction on the Company’s $7.5 million restricted cash (see Note 26).

4.    FRESH-START ACCOUNTING

As discussed in Note 1, DDi Corp. adopted the provisions of fresh-start accounting as of November 30, 2003. Independent financial advisors were engaged to assist in the determination of the reorganization equity value of Reorganized DDi Corp. The independent financial advisors determined the estimated reorganization equity value of DDi Corp. to be $75 million to $95 million. The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the plan of reorganization and attached as an exhibit to the DDi Corp. Current Report on Form 8-K filed on December 17, 2003. The range was based upon several generally accepted valuation methodologies, including discounted cash flows and market analysis. The Company elected to use $95 million because it was most representative of the Company’s reorganization equity value in light of the Company’s market capitalization subsequent to the

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s emergence from Chapter 11. The assigned equity value range is based upon the reorganized value of the ongoing business and includes significant estimates made by management based on information available as of November 30, 2003. The Company’s reorganization value was determined to be approximately $292 million, which includes the fair value of the Reorganized DDi Corp.’s long term debt and equity plus the fair value of current liabilities at the date of emergence of $68 million. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company’s balance sheet.

SOP 90-7 requires an allocation of the reorganization value in conformity with procedures specified by SFAS No. 141, Business Combinations, which requires that assets be recorded at their fair value and liabilities be recorded at the present value of the amounts to be paid. The Company engaged the services of an independent third party to perform a valuation analysis of certain tangible and intangible assets. The valuation of the subject assets was performed following standards promulgated by the American Society of Appraisers, in compliance with the Uniform Standards of Professional Appraisal Practices. The tangible assets were valued using the costs and market comparable methods. The intangible assets were valued using the income approach and the cost approach methods.

The net effect of all fresh start accounting adjustments resulted in the recording of income of $118.4 million which is reflected in Predecessor DDi Corp.’s Statement of Operations for the eleven months ended November 30, 2003.

On November 30, 2003, the Company recognized a gain of $120.4 million associated with the exchange of the 5.25% and 6.25% Convertible Subordinated Notes for 23,500,000 shares of Reorganized DDi Corp common stock and 1,000,000 shares of Series A preferred stock under the plan.

Reorganized DDi Corp’s gain on discharge of debt was calculated as follows (in thousands):

Carrying value of 5.25% Convertible Subordinated Notes	$100,000
Carrying value of 6.25% Convertible Subordinated Notes	100,000
Carrying value of related accrued interest	10,639
94% equity of the Reorganized DDi Corp. (23,500,000 shares of common stock)	(88,195)
Fair value of 1,000,000 shares of DDi preferred stock	(2,000)

Gain on extinguishment debt	$120,444

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of fresh-start accounting, at November 30, 2003 is presented below (in thousands):

DDi Corp.

Fresh Start Consolidated Balance Sheets at November 30, 2003

(in thousands)

	Predecessor DDi Corp.					Reorganized DDi Corp.
	November 30, 2003	Debt Restructure		Fresh-start Adjustments		November 30, 2003
Assets
Current assets:
Cash and cash equivalents	$5,040	$—		$—		$5,040
Cash, cash equivalents and marketable secuities-restricted	—	—		7,500	(i)	7,500
Accounts receivable, net	43,757	—		—		43,757
Inventories	25,626	—		—		25,626
Prepaid expenses and other	2,876	—		—		2,876

Total current assets	77,299	—		7,500		84,799
Property, plant and equipment, net	71,432	—		4,036	(c)	75,468
Debt issuance costs, net	3,256	—		(3,256	)(c)	—
Goodwill, net	5,565	—		99,829	(c)	105,394
Other intangibles, net	—	—		24,913	(c)	24,913
Cash, cash equivalents and marketable securities—restricted	7,500	—		(7,500	)(i)	—
Other	798	—		—		798

Total assets	$165,850	$—		$125,522		$291,372

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$91,649	$—		$(90,248	)(e)	$1,401
Revolving credit facilities	12,073	—		—		12,073
Accounts payable	24,412	—		—		24,412
Accrued expenses and other	25,032	—		2,343	(d)	27,375
Income tax payable	822	—		200	(c)	1,022
Note payable	500	—		—		500
Interest rate swap valuation	5,770	—		(5,770	)(e)	—

Total current liabilities	160,258	—		(93,475)		66,783
Long term debt and capital lease obligations	19,112			94,847	(e)(f)	113,959
Deferred income tax liability	1,101	—		62	(c)	1,163
Notes payable and other	6,747	—		5,720	(d)	12,467
Mandatorily redeemable preferred stock	—	2,000	(a)	—		2,000
Liabilities subject to compromise:
Long-term debt and capital lease obligations	200,000	(200,000	)(a)	—		—
Notes payable and other	10,639	(10,639	)(a)	—		—

Total liabilities	397,857	(208,639)		7,154		196,372
Stockholders’ equity (deficit):
Common stock for Predecessor DDi Corp.	495	(495	)(b)	—		—
Common stock for Reorganized DDi Corp.	—	24	(a)(b)	—		24
Additional paid-in-capital	541,794	88,666	(a)(b)	(534,851	)(c)	95,609
Accumulated other comprehensive income	3,020	—		(3,020	)(g)	—
Stockholder receivables	(633)	—		—		(633)
Accumulated deficit	(776,683)	120,444	(a)	656,239	(h)	—

Total stockholders’ equity (deficit)	(232,007)	208,639		118,368		95,000

	$165,850	$—		$125,522		$291,372

(a)	To record the discharge of indebtedness, including accrued interest, in accordance with the plan of reorganization ($210.6 million), Reorganized DDi Corp. issued common stock ($88.2 million) and Series A Preferred stock ($2 million) to holders of the convertible subordinated notes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	To eliminate Predecessor DDi Corp. common stock and record the issuance of the Reorganized DDi Corp. common stock.
(c)	To adjust the carrying value of assets and liabilities to fair value.
(d)	To record deferred lease liability.
(e)	To reclassify long term portion of the new Senior Credit Facility to long term debt.
(f)	To record the fair value of common stock warrants issued to the holders of the new Senior Credit Facility and the Senior Accreting Notes in accordance with the plan of reorganization.
(g)	To reclassify foreign currency translation adjustments as part of fresh start accounting.
(h)	To eliminate accumulated deficit as part of fresh start accounting.
(i)	To reclassify noncurrent restricted cash to current restricted cash.

5.    ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Accounts receivable	$44,086	$40,963
Less: Allowance for doubtful accounts	(2,100)	(1,823)

	$41,986	$39,140

6.    INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Raw materials	$15,376	$12,254
Work-in-process	8,536	8,931
Finished goods	4,328	5,107

	$28,240	$26,292

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Buildings and leasehold improvements	$21,738	$15,408
Machinery and equipment	139,217	54,753
Office furniture and equipment	15,833	3,914
Vehicles	246	72
Land	752	—
Land and building (Garland, Texas)	2,300	1,500
Deposits on equipment	1,736	451

	181,822	76,098
Less: Accumulated depreciation	(98,683)	(1,180)

	$83,139	$74,918

The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 5-7 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.

Buildings and leasehold improvements include capital leases of approximately $4.5 million and $0.6 million with related accumulated depreciation of $3.1 million and $0.03 million at December 31, 2002 and 2003, respectively. Machinery and equipment includes capital leases of approximately $5.50 million and $1.0 million, with related accumulated depreciation of $2.5 million and $0.02 million at December 31, 2002 and 2003, respectively.

The land and building associated with the closure of the Garland, Texas facility (see Note 18) held for sale by the Company has a book value of approximately $2.3 million and $1.5 million at December 31, 2002 and 2003, respectively. The Company recorded a write-down of $0.8 million through restructuring expense during the eleven months ended November 30, 2003 to reflect the fair value of the land and building. The sale for this land and building for $2.0 million, less environmental fees of $0.5 million to be deposited into an escrow account for 5 years, was completed on March 12, 2004 (see Note 26).

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Senior Credit Facility, net of unamortized discount of $895 at December 31, 2003(a)	$68,545	$70,799
5.25% Convertible Subordinated Notes	100,000	—
6.25% Convertible Subordinated Notes	100,000	—
12.5% Capital Senior Discount Notes, face amount of $16,090	16,090	—
16% Capital Senior Accreting Notes, face amount of $17,656, net of unamortized discount of $229 at December 31, 2003	—	17,427
DDi Europe Facilities Agreement(b)	24,146	25,344
DDi Europe Working Capital Facility	4,246	11,809
Capital lease obligations	4,865	2,668

Sub-total	317,892	128,047
Less: current maturities	(275,137)	(1,439)
Less: DDi Europe Working Capital Facility	(4,246)	(11,809)

Total	$38,509	$114,799

(a)	The Senior Term Facility, together with the Revolving Credit Facility, comprise the Senior Credit Facility. Interest rates are LIBOR-based. The effective interest rates as of December 31, 2002 and December 31, 2003, were 9.92% and 5.62%, respectively.
(b)	Interest rates are LIBOR-based. The effective interest rates as of December 31, 2002 and December 31, 2003, were 5.52% and 5.54%, respectively.

Senior Credit Facility

Dynamic Details and Dynamic Details Incorporated, Silicon Valley entered into the Senior Credit Facility with a syndicate of banks, including JPMorgan Chase Bank, as Collateral, Co-Syndication and Administrative Agent (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company, as Documentation and Co-Syndication Agent. Borrowings under the Senior Credit Facility consist of a senior term facility (the “Senior Term Facility”) and a revolving credit facility. The Senior Credit Facility is jointly and severally guaranteed by Intermediate and DDi Capital and substantially all of the indirect subsidiaries of DDi Capital, and is collateralized by (a) pledges of all of the capital stock of Dynamic Details and of substantially all of its subsidiaries and (b) liens upon substantially all of the assets of Dynamic Details and of substantially all of its subsidiaries. The Senior Credit Facility expires in April 2005. As of December 31, 2002, the Dynamic Details senior credit facility consisted of a Tranche A term facility of approximately $18.7 million, a Tranche B term facility of approximately $49.8 million; and a revolving line of credit of up to $50 million including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and was limited to $1.2 million which was reserved for letters of credit). Under the terms of this agreement, Dynamic Details needed to comply with certain restrictive covenants, which included the requirement that Dynamic Details meet certain financial tests. The Company was in default of certain covenants under the Senior Credit Facility as of December 31, 2002.

As there were no long-term forbearance arrangements in place, the Company classified approximately $68.5 million of indebtedness relating to the Senior Credit Facility as current liabilities at December 31, 2002. Dynamic Details is restricted from making certain payments, including dividend payments to its corporate parents, which, in turn, has the effect of not allowing (a) DDi Corp. to pay dividends to its stockholders and

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest payments to convertible subordinated note holders and (b) DDi Capital to pay interest payments to its senior discount note holders.

During the second quarter of 2003, Dynamic Details amended its Senior Credit Facility, effective June 27, 2003. The amendment modified the payment date for the principal payment due on June 30, 2003 to August 1, 2003. On August 1, 2003, Dynamic Details further amended its Senior Credit Facility. The amendment deferred all remaining principal amortization payments in 2003, including the one due on August 1, 2003, to January 30, 2004. Interest and fees remained payable.

Effective December 12, 2003, Dynamic Details restructured its Senior Credit Facility outside of the Chapter 11 bankruptcy proceedings including the $5.8 million liability resulting from the interest rate swap termination (see Note 11). The aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured and exchanged and repaid and the rights of the lenders under the credit facility and interest rate swap agreement were modified, exchanged and restated as provided in this new senior credit facility. The new senior credit facility consists of (a) a Tranche A Revolving and Term Loan Facility in an aggregate amount of $15.0 million which shall be available as a revolving loan until June 30, 2005, at which time any outstanding amounts under such facility shall be converted to a Tranche A Term Loan with a maturity date of April 15, 2008 and (b) a Tranche B Term Loan in the aggregate amount of $57.9 million with a maturity date of April 15, 2008. No significant amortization under either Tranche will be due until 2005. The new senior credit facility had $71.7 million outstanding, and $1.2 million reserved for letters of credit, as of December 31, 2003. No additional amounts for borrowing were available under the new Senior Credit Facility at December 31, 2003. In connection with the new senior credit facility, DDi Corp. and DDi Capital executed and delivered two guarantee and collateral agreements, pursuant to which (i) the Company pledged 100% of the common stock of DDi Intermediate as collateral to secure the new senior credit facility, and (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the new senior credit facility. Under the terms of the new senior credit facility, Dynamic Details is subject to restrictive covenants which include meeting certain financial tests such as leverage ratio, fixed charge coverage ratio, minimum revenue and minimum EBITDA (earnings before interest, taxes, depreciation, amortization and other significant charges). As of December 31, 2003, the Company was in compliance with debt covenants under the new senior credit facility.

Borrowings under the Dynamic Details senior credit facility for the Tranche A revolving credit facility and term loan and the Tranche B term loan bear cash interest at a rate equal to one month LIBOR plus 4.50% and accrue deferred simple interest at a rate of 4.625% per annum. The accrued deferred interest is payable upon Dynamic Details achieving consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other significant charges) of $50 million at the end of any fiscal quarter for the preceding 12 month period or, with respect to Tranche A and a portion of Tranche B, due at maturity, and with respect to the remaining portion of Tranche B, it is due at maturity if the fair value of Dynamic Details, as defined exceeds the principal outstanding on the senior credit facility at that time. The deferred interest is payable thereafter on a quarterly basis in arrears. The overall effective cash interest rate for the senior credit facility as of December 31, 2003, was 5.62%.

On the effective date of the plan of reorganization, the lenders under the new senior secured credit facility received warrants to purchase an aggregate of 3,051,507 shares of the Company’s common stock. In connection with the completion of a private placement in January 2004 (see Note 26) and the anti-dilution provisions of the warrants, the amount of warrants issued was adjusted to purchase an aggregate of 3,228,364 shares. The Company recorded the warrants at an aggregate fair value of $0.9 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face at maturity through interest expense. These

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. The Company may reduce the number of these warrants that are exercisable by permanently reducing and terminating the Company’s borrowings under the new senior credit facility by at least 50% by December 12, 2005. The warrants will be reduced by the same percentage by which the new senior credit facility is reduced as of December 12, 2005, and the warrants will be terminated if 100% of the Company’s borrowings under the new senior credit facility are paid by December 12, 2005. On March 30, 2004, the Company repaid in full the outstanding balance of the new Senior Credit Facility and related accrued interest and fees (see Note 26), and the above warrants were terminated.

The senior lenders required the Company to establish a reserve account and maintain a minimum of $7.5 million in such account at all times, which is reflected as restricted cash on the consolidated balance sheet at December 31, 2003. The Company has access only to the interest earned on the funds in the reserve account. If cash and cash equivalents fall below $9.0 million, the holders of the Senior Credit Facility can take control of the reserve account.

The Company repaid the outstanding balance of the new Senior Credit Facility in March 2004 (see Note 26) and as a result, the restricted cash became unrestricted cash.

5.25% Convertible Subordinated Notes

On February 14, 2001, DDi Corp. issued 5.25% Convertible Subordinated Notes due March 1, 2008 with an aggregate principal of $100.0 million. These notes were convertible at any time prior to maturity into shares of common stock at a conversion price of $30.00 per share, subject to certain adjustments. These notes generated proceeds of $97.0 million, net of underwriting discounts. The net proceeds of this transaction were used to repurchase a portion of the Capital Senior Discount Notes and the Dynamic Details Senior Subordinated Notes.

As a result of the default under the Senior Credit Facility and the terms of the forbearance agreement, the Company was not permitted to pay its interest obligations on March 1, 2003. Failure to make such interest payments within 30 days of their due date amounted to a default. As a result, the Company classified this debt as current at December 31, 2002. In connection with DDi Corp.’s Chapter 11 petition filing on August 20, 2003, the Company ceased recording interest expense on these notes in accordance with SOP 90-7.

On the effective date of the plan of reorganization, the DDi Corp. 5.25% convertible subordinated notes, of which $100 million in principal amount was outstanding as of December 12, 2003, were cancelled or satisfied in full and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 10,800,000 shares of the Company’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock (See Note 3).

6.25% Convertible Subordinated Notes

On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes were convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes (reflected as restricted cash on the consolidated balance sheet at December 31, 2002) and the remainder was used for working capital and general corporate purposes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability. In addition, the Company recorded a write-off of debt issuance costs of approximately $2.0 million, offset by a net credit of $3.4 million as a result of the swap amendment, which collectively are included in net interest expense in 2002.

As a result of the default under the Senior Credit Facility and the terms of the forbearance agreement, the Company was not permitted to pay its interest obligations due on April 1, 2003. Failure to make such interest payments within 30 days of their due date amounted to a default. As a result, the Company classified this debt as current at December 31, 2002. In connection with DDi Corp.’s Chapter 11 petition filing on August 20, 2003, the Company ceased recording interest expense on these notes in accordance with SOP 90-7.

On the effective date of the plan of reorganization, the DDi Corp. 6.25% convertible subordinated notes, of which $100 million in principal amount was outstanding as of December 12, 2003 were cancelled or satisfied in full and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 12,700,000 shares of the Company’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock (See Note 3).

Capital Senior Discount Notes

In November 1997, DDi Capital issued $110.0 million face amount at maturity (net proceeds of $60.1 million) of senior discount notes (“Capital Senior Discount Notes”), and DDi Capital later transferred to DDi Corp. all of its obligations under the Capital Senior Discount Notes. The Capital Senior Discount Notes are unsecured, senior obligations and were effectively subordinated to all future indebtedness and liabilities of DDi Capital’s subsidiaries. The Capital Senior Discount Notes began bearing cash interest of 12.5% on November 15, 2002, payable each May 15 and November 15 in arrears, through the maturity date of November 15, 2007.

On or after November 15, 2002, the Capital Senior Discount Notes may be redeemed at the option of DDi Capital, in whole or in part from time to time, at redemption prices ranging from 106.25% of accreted principal amount in the year ended November 15, 2003 to 100% of accreted principal amount subsequent to November 15, 2005, plus accrued and unpaid interest. As of December 31, 2002, DDi Capital had not redeemed any of the Capital Senior Discount Notes.

The Capital Senior Discount Note indenture also contained covenants that restricted the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.

The Company repurchased a portion of the Capital Senior Discount Notes with an aggregate principal amount at maturity of $47.0 million with a portion of the proceeds from DDi Corp.’s October 2000 follow-on public offering. In April and June 2001, the Company repurchased a portion of the Capital Senior Discount Notes, with an accreted balance of $46.9 million, for $45.5 million, using a portion of the proceeds from DDi Corp’s February 2001 follow-on public offering (see Note 23). The balance at December 31, 2001 and 2002 was $14.5 million and $16.1 million, respectively.

On the effective date of the plan of reorganization, the Capital Senior Discount Notes, of which $16.09 million in principal amount and accrued interest of $1.6 million was outstanding as of December 12, 2003, were cancelled or satisfied in full and discharged and each holder of the senior discount notes received a pro rata share of $17.7 million in senior accreting notes issued by DDi Capital pursuant to an indenture.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Senior Accreting Notes

DDi Capital issued $17.7 million in senior accreting notes pursuant to the plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. Each holder of the senior discount notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement in January 2004 (see Note 26) and the anti-dilution provisions of the warrants, the amount of warrants issued was adjusted to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face at maturity through interest expense. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi Europe Facilities Agreement

DDi Europe has a separate European debt facility made up of £14.3 million ($25.3 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($17.8 million) for its European operations as of December 31, 2003. Any amounts drawn under the working capital facility are repayable upon demand by the lender. The term loan has a maturity date of December 30, 2007.

Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.0 million ($12.5 million) of the working capital facility. As of December 31, 2003, an aggregate of £6.6 million ($11.8 million) was outstanding under the DDi Europe working capital facility. The Company exceeded the £7.0 million ($12.5 million) overdraft limit on its working capital facility in the fourth quarter of 2003. In anticipation of this occurrence, the Company and its European lender commenced negotiations for a bridge loan that would increase the total available borrowing limit by £750,000. In January 2004, the Company raised private equity capital (see Note 26), of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of the working capital facility. In light of the reduction in borrowings and DDi Europe’s business plans for 2004, the European lender has modified the DDi Europe credit facility agreement which includes a deferment of the scheduled term loan principal repayments, including a deferral of the amounts that would otherwise have been due in 2004. In addition, the Company obtained a waiver from its European lender for exceeding the £7.0 million ($12.5 million) overdraft limit on our working capital facility in the fourth quarter of 2003.

Note Payable

DDi Corp. issued a note payable of $0.5 million to its independent financial advisor in consideration of their fees related to the consummation of the plan of reorganization. The note bears interest at a rate of 16% per annum and is due on March 31, 2004. If the note is not repaid by its maturity, it may be converted at the option of the holder into a number of shares of DDi Corp. common stock by multiplying the amount of the principal and interest outstanding by 0.40189. The note was repaid in January 2004 in connection with proceeds received from a private placement (see Note 26).

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

During 2001, 2002 and the eleven months ended November 30, 2003, the Company has capitalized debt issuance costs related to various of its debt instruments. During the second quarter of 2002, approximately $47.9 million of the proceeds from the 6.25% Convertible Subordinated Notes were used to repay a portion of the Dynamic Details Senior Term Facility and the net carrying amount of the related debt issuance costs of $2.0 million was written-off and included in interest expense in accordance with SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections” (see Note 25). Accumulated amortization on debt issuance costs as of December 31, 2002 was approximately $6.7 million. During the eleven months ended November 30, 2003, approximately $5.7 million of debt issuance costs relating to the 5.25% and 6.25% Convertible Subordinated Notes, $0.4 million related to the Senior Discount Notes and $0.1 million relating to the Senior Accreting Notes were written off through reorganization proceeding expense in accordance with SOP 90-7. Additionally, approximately $3.2 million of debt issuance costs relating to the Senior Credit Facility was adjusted as part of fresh start accounting (see Note 4) as of November 30, 2003. For the one month ended December 31, 2003, approximately $0.4 million was expensed through reorganization and reorganization proceeding expenses.

Change of Control

Upon a change in control, each holder of the Capital Senior Accreting Notes may require DDi Capital to repurchase all or a portion of such holder’s notes at a cash purchase price equal to 100% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The new Senior Credit Facility provides that the occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of the new Senior Credit Facility. No change of control occurred through December 31, 2003.

Future Payments

As of December 31, 2003, the scheduled future annual principal payments of long-term debt, excluding capital lease obligations (see Note 13), and including the amounts due under the new Senior Credit Facility, the 16% Capital Senior Accreting Notes and the DDi Europe Facilities Agreement, are as follows (in thousands):

Reorganized DDI Corp.
Year Ending December 31,
2004	$100
2005	11,082
2006	20,671
2007	21,116
2008	44,070
Thereafter	17,656

$114,695

9.    MANDATORILY REDEEMABLE PREFERRED STOCK

In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. A certificate designating 1,000,000 shares of preferred stock as Series A preferred stock became effective with such shares being issued to the Company’s former Convertible Subordinated Noteholders (see Note 3). The

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A preferred stock has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The preferred stock will only be paid to the extent there is value, as defined in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the preferred stock at its estimated fair value of $2 million. This estimated fair value was based on the valuation of an independent third party engaged to perform a valuation on the preferred stock. The Company will be accreting the preferred stock to the amount expected to be paid at maturity using the effective interest method.

Total accretion for the one month ended December 31, 2003 was $0.07 million, with such amount being reflected as interest expense. Total accrued dividends (also recorded as interest expense) were $0.1 million for the one month ended December 31, 2003.

10.    ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Accrued salaries and related benefits	$5,477	$5,443
Accrued interest payable	3,735	161
Accrued restructuring charges	5,820	5,579
Deferred lease liability	—	2,147
Other accrued expenses	13,061	13,008

	$28,093	$26,338

11.    DERIVATIVES

Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company’s Senior Credit Facility (see Note 8), the Company entered into various interest rate exchange agreements (“Swap Agreements”), effective October 1, 1998. Such agreements represented an effective cash flow hedge of the variable rate of interest (1-month LIBOR) paid under the Senior Term Facility, mitigating exposure to increases in interest rates related to this debt. Under the Swap Agreements, the Company received a variable rate of interest (1-month LIBOR) and paid a fixed rate of interest. From October 2000 through June 2001, the hedge had a notional amount equal to 50% of the principal balance under the Senior Term Facility then outstanding. The annual fixed rate of interest paid was 5.65% for June 1999 through September 2000 and 6.58% from October 2000 through June 2001.

In July 2001, the Company elected to terminate and replace the Swap Agreements then in effect. From July 2001 through October 2001, the new Swap Agreements fixed the rate of interest to be paid on 100% of the principal balance of the Senior Term Facility through its scheduled maturity in 2005. One of these agreements contained a feature that precluded the agreement from being treated as an effective cash flow hedge pursuant to SFAS No. 133. Accordingly, the change in the fair value of such agreement of $10 million was included in the consolidated statement of operations (“Interest rate swap valuation”) in 2001. In November 2001, the Company

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elected to modify its new Swap Agreements. The agreements, as amended, qualify as effective hedges under SFAS No. 133. The initial fair value of the amended swaps were being recognized as reductions to periodic interest expense over their remaining term, in accordance with SFAS No. 133. The annual fixed rate of interest paid under the Swap Agreements in effect from July 2001 through December 2001 ranged from 3.80% to 4.40% and was 5.99% for 2002. The annual fixed rate of interest paid under the amended Swap Agreements was 6.49% for 2003. The overall effective interest rate for the Senior Term Facility, after giving effect to the interest rate swap agreement, as of December 31, 2002, was 9.92%.

In April 2002, in connection with the $47.9 million repayment of the Senior Term Facility, Dynamic Details elected to amend its swap agreement by reducing the notional balance of the swap to reflect the impact of the debt repayment on the outstanding principal. In connection with the amendment of the swap agreement, Dynamic Details paid approximately $3.1 million to the counterparty, representing the pro-rata portion of the deferred swap liability.

MCM entered into an interest rate swap agreement (“DDi Europe Swap Agreement”) effective January 12, 2000 which represented an effective cash flow hedge of the variable rate of interest (3-month U.K. LIBOR) paid under the DDi Europe Facilities Agreement, minimizing exposure to increases in interest rates related to this debt over the scheduled term of the DDi Europe Swap Agreement through September 2002 when the swap matured.

On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is probable, as determined by EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that terms of the Senior Term Facility will be modified and will not be repaid in accordance with its currently stated terms, the amount of net unrealized losses on the interest rate swap reported in accumulated other comprehensive income has been realized and thus has been reclassified into the Company’s net loss. The net realized loss of $5.6 million related to the termination of the interest rate swap agreement has been reclassified into loss on interest rate swap termination, a component of non-operating expenses, during the eleven months ended November 30, 2003.

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments including cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2002 and 2003. As of December 31, 2002, the fair value of the Company’s Convertible Subordinated Notes and Capital Senior Discount Notes were different from their carrying values. The fair values of the Company’s Convertible Subordinated Notes and Capital Senior Discount Notes are estimated based on their quoted market prices.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	Predecessor DDi Corp.		Reorganized DDi Corp.
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt:
6.25% Convertible Subordinated Notes	$100,000	$19,000	$—	$—
5.25% Convertible Subordinated Notes	100,000	20,000	—	—
12.5% Capital Senior Discount Notes	16,090	14,642	—	—
16% Capital Senior Accreting Notes	—	—	17,427	17,427

13.    CAPITAL LEASE OBLIGATIONS

DDi Corp. leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 4% to 12%. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.

Future Payments

Aggregate annual maturities of capital lease obligations (for periods subsequent to December 31, 2003) are as follows (in thousands):

	Reorganized DDi Corp.
	Total Minimum Lease Payments	Less Amounts Representing Interest	Present Value of Net Minimum Lease Payments
Year ending December 31,
2004	$1,674	$324	$1,350
2005	1,453	171	1,282
2006	18	4	14
2007	18	2	16
2008	6	—	6

	$3,169	$501	$2,668

14.    STOCKHOLDERS’ EQUITY

Common Stock

Predecessor DDi Corp. had 75,000,000 shares authorized and 49,133,015 shares of $0.01 par value common stock issued and outstanding at December 31, 2002. In connection with the plan of reorganization, the common stock for Predecessor DDi Corp. was cancelled and 249,926 shares of $0.001 par value common stock of Reorganized DDi Corp. were issued to the holders of Predecessor DDi Corp. common stock. Reorganized DDi Corp. has 75,000,000 shares authorized and 23,749,926 shares of $0.001 par value common stock issued and outstanding at December 31, 2003.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Receivables

Predecessor DDi Corp. has notes receivable from certain executive officers which are collateralized by Predecessor DDi Corp.’s common stock (see Note 22). A note in the amount of $0.1 million plus accrued interest was repaid in January 2002. Reorganized DDi Corp. has a note receivable from a certain executive officer which is collateralized by Reorganized DDi Corp.’s common stock (see Note 22).

Common Stock Warrants

In connection with the plan of reorganization, all warrants issued under Predecessor DDi Corp. were cancelled and Reorganized DDi Corp. granted warrants to purchase, at $0.01 per share, an aggregate of 3,051,507 shares to the lenders under the Dynamic Details new Senior Credit Facility and 762,876 shares to the holders of the DDi Capital 16% Senior Accreting Notes. These warrants are held in an escrow account until December 12, 2005 and are exercisable from December 13, 2005 through July 31, 2008. The number of warrants that may be exercised by the holders will be determined based on the aggregate amount of the borrowings, including accrued and unpaid interest, under the new Senior Credit Facility outstanding on December 12, 2005. The warrants will be reduced by 50% if the new Senior Credit Facility is reduced by 50% or more as of December 12, 2005, and the warrants will be terminated if 100% of the borrowings under the new Senior Credit Facility are paid by December 12, 2005. A fair value of $1.2 million was ascribed to the warrants and recorded as a debt discount (see Note 8).

These warrant agreements have anti-dilution provisions in the event of changes in or issuance of common stock, business combination, liquidation, tender offer or exchange offer. In connection with the completion of a private placement in January 2004 (see Note 26), the amount of warrants issued was adjusted to warrants to purchase an aggregate of 3,228,364 shares and 807,090 shares for the lenders under the new Senior Credit Facility and holders of the Senior Accreting notes, respectively.

Employee Stock Purchase Plan

During 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) and the non-U.S. Employee Stock Purchase Plan (“non-U.S. ESPP”) (collectively the “Plans”). The Plans allowed eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 1,450,000 shares of common stock were reserved for issuance under the Plans, 1,250,000 shares under the ESPP, which are intended to qualify under Section 423 of the Internal Revenue Code and 200,000 shares under the non-U.S. ESPP. The Plans allowed for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company’s Board of Directors, the plans had a term of ten years. The plans were suspended as of July 1, 2003. The net weighted-average fair value per share granted under the Plans was $8.69, $0.68 and $0.11 for shares granted in 2001, 2002 and the eleven months ended November 30, 2003, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 4.73% in 2001, 1.78% in 2002 and 1.24% for the eleven months ended November 30, 2003. For the years ended December 31, 2001 and 2002, 90,772 shares, and 975,907 shares, respectively, of common stock were purchased through the ESPP. For the eleven months ended November 30, 2003, 313,656 shares of common stock were purchased through the ESPP.

Stock Options

Upon the Company’s emergence from Chapter 11 bankruptcy, all stock options under the Predecessor DDi Corp. stock option plans were cancelled and the plans were terminated. On December 19, 2003, Reorganized

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DDi Corp. adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Awards under the 2003 Plan may be made to officers and key employees of DDi Corp. or any of its subsidiaries whose participation in the 2003 Plan is determined to be in the best interests of DDi Corp. by the Compensation Committee of the Board of Directors (“Compensation Committee”). The 2003 Plan permits the granting of options (both incentive and nonqualified stock options) and shares of restricted common stock in such amounts and with such terms and conditions as the Compensation Committee shall determine, subject to the provisions of the 2003 Plan. DDi Corp. has reserved an aggregate of 4,940,120 shares of common stock and an aggregate of 1,250,000 shares of restricted stock (subject to adjustment as provided for in the plan) of Reorganized DDi Corp. for issuance under the 2003 Plan. The weighted-average fair value per option of the stock options granted under the 2003 Plan was $13.30 for shares granted in the one month ended December 31, 2003, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 170% and a risk free interest rate of 2.83% in 2003. These options have an average life of 10 years and vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months.

Summary of the options issued under Predecessor DDi Corp. stock option plans is as follows:

Predecessor DDi Corp	Shares
Outstanding as of December 31, 2002	4,431,741
Cancelled upon effective date of Bankruptcy	(4,431,741)

Outstanding as of November 30, 2003	—

Summary of the options issued under the Reorganized DDi Corp. 2003 Plan is as follows:

	$0.49 options	$5.00 options	$5.75 options	Total
Outstanding as of December 1, 2003	—	—	—	—
Options available for grant	998,004	2,195,609	998,004	4,191,617
Granted	499,002	1,044,502	499,002	2,042,506
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2003	499,002	1,044,502	499,002	2,042,506

Exercisable as of December 31, 2003	166,334	348,167	166,334	680,835

The Company also granted 577,928 shares of stock options under the 2003 Plan on December 19, 2003 which have conditions which must be met to allow for exercise (“Contingent Options”). The condition to be measured to determine the exercisability of the contingent options is based on the Company’s outstanding borrowings under the new Senior Credit Facility on December 12, 2005. Certain contingent options are exercisable if less than 50%, between 50% and 100% and 100% of the borrowings are repaid from the effective date of the new Senior Credit Facility (December 12, 2003). These three scenarios are discussed in detail below.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the Contingent Options issued under the Reorganized DDi Corp. 2003 Plan is as follows:

	$0.001 options	$0.49 options	$5.00 options	$5.75 options	Total
Outstanding as of December 1, 2003	—	—	—	—	—
Options available for grant	748,503	135,783	298,722	135,783	1,318,791
Granted	374,252	67,892	67,892	67,892	577,928
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding as of December 31, 2003	374,252	67,892	67,892	67,892	577,928

Exercisable as of December 31, 2003	—	—	—	—	—

If less than 50% of the borrowings on the new Senior Credit Facility are repaid by December 12, 2005, all the options with a strike price of $0.49 (the “$0.49 Options”), all the options with a strike price of $5.00 (the “$5.00 Options”), and all the options with a strike price of $5.75 (the “$5.75 Options”) will vest and become exercisable and all the options with a strike price of $0.001 (the “$0.001 Options”) would be forfeited. If between 50% and 100% of the borrowings on the new Senior Credit Facility are repaid by December 12, 2005, for each of the $0.49 Options, $5.00 Options and $5.75 Options, 42,186 shares will vest and become exercisable and 50% of the $0.001 Options would vest and become exercisable. If 100% of the borrowings on the new Senior Credit Facility are repaid by December 12, 2005, all the $0.49 Options, $5.00 Options and $5.75 Options would be forfeited and all the $0.001 Options would vest and become exercisable. The Company estimated that 100% of the borrowings on the new Senior Credit Facility would be repaid by December 12, 2005 to calculate compensation expense related to the Contingent Options. Under this assumption, only the $0.001 Options would be exercisable. The Contingent Options are accounted for using variable accounting under APB 25 and are amortized under FIN 28, which requires measurement of compensation expense to be based on the market value of the Company’s common stock at the reporting date, December 31, 2003, of $14.70 per share. Compensation expense of $2.0 million relating to one-third of the $0.001 Options that immediately vested at the date of grant and amortization of compensation expense relating to one-third of the $0.001 Options vesting from December 19, 2003 through June 19, 2005 and one-third of the $0.001 options vesting from December 19, 2003 through December 19, 2006 was recorded in the one month ended December 31, 2003.

The Company granted 1,250,000 shares of restricted stock at par value of $0.001 on December 19, 2003 to certain officers and members of management of the Company. The shares vest in increments with 50% vesting on February 15, 2004 and 50% vesting on January 15, 2005. The Company calculated compensation expense on these shares using the fair market value on the grant date which was $13.60. The amount relating to the 50% vesting on February 15, 2004 is amortized over the period from date of grant to the vesting date. The amount relating to the 50% vesting on January 15, 2005 will be amortized over the period from February 16, 2004 to January 15, 2005. The Company recorded $1.8 million of compensation expense during the one month ended December 31, 2003.

In connection with the Company’s emergence from Chapter 11 bankruptcy, on December 19, 2003, Reorganized DDi Corp adopted the DDi Corp 2003 Directors Equity Incentive Plan (the “2003 Directors Plan”). Awards under the 2003 Directors Plan may be made to non-employee directors of DDi Corp by the Board of Directors (“Compensation Committee”). The 2003 Directors Plan permits the granting of options (both incentive and nonqualified stock options) subject to the provisions of the 2003 Directors Plan. DDi Corp has reserved an aggregate of 600,000 shares of common stock of Reorganized DDi Corp. for issuance under the 2003 Directors Plan. As of December 31, 2003, there have be no grants under the 2003 Directors Plan.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation

Grants of stock options under the 2003 Plan were issued at exercise prices that were less than the fair market value at the date of grant which was $13.60. Grants of Contingent Options under the 2003 Plan has also resulted in compensation expense based on the market price of the Company’s common stock at December 31, 2003 of $14.70. These grants of stock options, Contingent Options and restricted stock have resulted in deferred compensation expense of $43.1 million of which $10.5 million ($6.9 million in cost of goods sold, $2.0 million in sales and marketing expenses and $1.6 million in general and administrative expenses) was recorded as a non-cash compensation charge during the one month ended December 31, 2003.

15.    INCOME TAX MATTERS

The provision (benefit) for income taxes in the years ended December 31, 2001 and 2002, and for the eleven months ended November 30, 2003 and one month ended December 31, 2003 consist of the following:

	Predecessor DDi Corp.			Reorganized DDi Corp.
	December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Current:
Federal	$(5,178)	$—	$—	$—
State	—	—	—	—
Foreign	3,694	169	1,846	(93)

	(1,484)	169	1,846	(93)

Deferred:
Federal	(14,973)	12,250	—	—
State	(2,509)	4,184	—	—
Foreign	(655)	(2,300)	(1,187)	(630)

	(18,137)	14,134	(1,187)	(630)

	$(19,621)	$14,303	$659	$(723)

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities consist of the following at December 31:

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$27,110	$40,162
Trade receivables	368	227
Deferred compensation	380	3,347
Tax credits	3,026	5,051
Accrued liabilities	5,545	4,394
Capitalized research and development costs	—	3,104
Capital loss carryforwards	—	29,929
Other	315	1,818

	36,744	88,032

Deferred tax liabilities:
Property, plant and equipment	(5,291)	(1,980)
Intangible assets	—	(7,871)

	(5,291)	(9,851)

Valuation allowance	(33,917)	(78,714)

Net deferred tax liabilities	$(2,464)	$(533)

Deferred tax assets and liabilities, and refunds and liabilities for prior tax returns at November 30, 2003 are based on management’s best estimate of the ultimate settlement that will be accepted by tax authorities. Management will continually evaluate these matters. At the date of any material change in management’s best estimate of items related to income tax refunds and liabilities prior to November 30, 2003, and at the date that these items are settled with the tax authorities, any refund or liability previously recognized is adjusted to decrease or increase the remaining balance of goodwill established at November 30, 2003 through fresh-start accounting.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) before income taxes as below:

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
	2001	2002
Computed “expected” tax expense (benefit)	$(36,635)	$(95,827)	$57,778	$(5,156)
Increase (decrease) in income taxes resulting from:
State taxes, net of credits and federal tax benefit	(2,183)	6,345	(282)	113
Goodwill amortization and impairment	21,168	69,650	4,076	—
Gain on extinguishment of debt	—	—	(71,355)	—
Fresh start accounting adjustments	—	—	(34,940)	—
Reorganization expenses	—	—	4,550	525
Foreign tax differential	(506)	438	1,408	216
Research and development credits	(1,513)	(820)	(484)	(41)
Increase in valuation allowance	—	33,143	40,267	3,723
Other	48	1,374	(359)	(103)

	$(19,621)	$14,303	$659	$(723)

At December 31, 2003, the Company has U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $101 million and $32 million, respectively. The federal and state NOLs begin expiring in 2021 and 2004, respectively. Additionally, the Company had a U.K. NOL of $1.9 million which can be carried over indefinitely and utilized subject to certain limitations.

At December 31, 2003, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $3.5 million and $1.5 million, respectively. The federal R&E credits begin to expire in 2018 and the state R&E credits carryover indefinitely.

At December 31, 2003, the Company had a United States federal capital loss carryover of approximately $80 million, which expires in 2008. In addition, the Company had a U.K. capital loss of approximately $2 million, which carries over indefinitely. Generally, capital losses can only be utilized to offset capital gains.

Certain substantial changes in the Company’s ownership occurred during the year; as such, there is an annual U.S. federal and state limitation on the amount of the NOL and other tax attribute carryforwards which can be utilized in subsequent years. The annual U.S. federal and state limitation is approximately $12.9 million, each.

Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that a portion of the deferred tax assets at November 30, 2003 and December 31, 2003 may not be realized. Consequently, the Company established a valuation allowance for the portion of its deferred tax assets that is not expected to be realized. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States and Europe until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Any reduction of a valuation allowance that related to net deferred tax assets that were in existence as of applying fresh-start accounting, will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes have not been provided on approximately $2.9 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

The Company is currently under examination by the Internal Revenue Service, various foreign taxing authorities and various state taxing authorities. Any refunds and/or liabilities resulting from audits may result in cash refunds and/or cash payments and a corresponding decrease or increase to goodwill. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Environmental matters—The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all printed circuit board manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

Operating leases—The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2011. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2003 (in thousands):

Reorganized DDi Corp.
Year Ending December 31,
2004	$8,984
2005	8,668
2006	7,388
2007	6,191
2008	5,336
Thereafter	8,404

Future minimum lease payments	$44,971

Rent expense for 2001, 2002 and the eleven months ended November 30, 2003 was approximately $7.5 million, $8.7 million and $7.6 million, respectively for Predecessor DDi Corp.

Rent expense for the one month ended December 31, 2003 was approximately $0.5 million for Reorganized DDi Corp.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation—The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Retirement plans—The Company has various retirement plans available to eligible employees. Participants can elect to contribute 1% to 15% of their annual compensation to the retirement plans. For domestic employees, these contributions are made under Section 401(k) of the Internal Revenue Code. Depending on the plan, through May 2002 the Company matched employee contributions at $0.25 per $1.00 contributed, subject to a maximum per employee participant, or the Company contributes from 3% to 10% of the eligible employee’s annual compensation. For the plan years ended December 31, 2001 and 2002, employer contributions totaled $0.5 million and $0.2 million, respectively. Employer contributions to the retirement plans have been suspended since May 2002.

Key Employee Retention Program—In December 2002, the Company executed a plan to retain employees under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which pays a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. The stay bonus is accrued based on the participant’s service as employee to the Company. As of December 31, 2002, the Company incurred $1.7 million of expenses for the first installment payment of the stay bonus. For the eleven months ended November 30, 2003, the Company incurred $3.3 million of expenses and for the one month ended December 31, 2003, the Company incurred $0.3 million of expenses. All of the expenses incurred during 2003 relate to the final two installment payments of the stay bonus. These amounts have been classified as reorganization expenses (see Note 19). Of the expense recorded, DDi Corp. had $1.5 million in accrued expenses at December 31, 2003.

Indemnification of Directors and Officers—The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding. Currently, several of the Company’s current and former officers and directors are named defendants in several securities class action complaints and other litigation. At this time, management believes the Company will not incur significant costs associated with these matters.

17.    BUSINESS COMBINATIONS

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nelco Technology

On April 27, 2001, Dynamic Details completed the acquisition of the assets of Nelco, a wholly owned subsidiary of Park Electrochemical Corp., for total cash consideration of approximately $3.0 million. Nelco is an Arizona-based manufacturer of semi-finished printed wiring boards, commonly known as mass lamination.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction.

Olympic Circuits Canada

On May 9, 2001, Dynamic Details completed the acquisition of Olympic, a Canada-based, time-critical electronics manufacturing service provider specializing in quick-turn prototype printed circuit boards for a total cash consideration of approximately $12.8 million plus contingent consideration, of up to $4.5 million based on earnings in each of the three years following the date of acquisition, plus expenses of $0.1 million. As of December 31, 2002, $0.8 million of contingent consideration was earned and paid. This amount was capitalized as additional purchase price.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The excess of the purchase price was allocated to goodwill.

Altatron Technology

On June 4, 2001, Dynamic Details completed the acquisition of the assets of Altatron, a Southern California-based provider of value-add assembly services to electronics original equipment manufacturers for a total cash consideration of approximately $4.8 million, plus contingent consideration based on earnings in each of the two years following the date of acquisition. No contingent consideration has been earned or recorded as of December 31, 2003.

The total purchase price has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of the transaction. The excess of the purchase price was allocated to goodwill.

Kamtronics Limited

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.5 million (consisting of $2.1 million in cash payment and $1.5 million in assumed indebtedness) plus contingent consideration based on earnings in each of the two years following the date of acquisition. If contingent consideration is earned and paid, it will be capitalized as additional purchase price. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition.

Contingent Consideration

During the eleven months ended November 30, 2003, contingent consideration was earned and capitalized as additional purchase price to goodwill in the acquisition of Olympic and Kamtronics. However, due to evolving financial factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill impairment charges relating to the entire additional purchase price of $2.4 million during the eleven months ended November 30, 2003 (see Note 24).

Pro Forma Financial Information

Pro forma financial information for the 2001 and 2002 acquisitions disclosed above has not been presented herein since such information, in the aggregate, would not be materially different from the Company’s historical consolidated statements of operation for such years.

18.    RESTRUCTURING AND OTHER RELATED CHARGES

2001 Charges

In October 2001, management and the Company’s Board of Directors approved a plan to close its Garland, Texas and Marlborough, Massachusetts facilities. In conjunction with the closure of the Garland and Marlborough facilities, DDi Corp. recorded charges in the fourth quarter of 2001 totaling $79.8 million. Of these amounts, $3.7 million represented restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $76.1 million of charges were classified as “Restructuring and other related charges” and consist of $51.4 million relating to impairments of intangibles assets, $15.5 million relating to impairments of net property, plant and equipment and $9.2 million for DDi Corp. in accrued restructuring expenses. The closure of these facilities was effectively completed by June 30, 2002.

The calculated impairment of $15.5 million in net property, plant and equipment was made in accordance with SFAS No. 121, based upon a detailed review of the individual long-lived assets in the closed facilities. Management determined that certain of these assets would be utilized by the Company’s other operations and are not impaired. Most of the assets, however, were determined to be either obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value. Further, the Company owns the land and building associated with the Garland facility. The Company intends to market this property for sale subsequent to the completion of the plant closure. Based upon information available at the time, the Company believed proceeds from such sale would likely exceed the net book value of the property plus expected selling costs. Depreciation of the building was discontinued in October 2001. In 2002, an impairment charge was taken to reflect the subsequent diminution of the market value of this land and building. At December 31, 2002 and 2003, the carrying value was approximately $2.3 million and $1.5 million, respectively.

In connection with the calculation of the impairment of tangible assets described above, the Company determined that the intangibles associated with the facilities to be closed had a fair value of zero. The Company estimated the amount of the impairment by comparing the discounted cash flows expected to be generated from the assets to their carrying value. Of the $51.4 million of restructuring charges relating to the impairment of intangible assets, $23.0 million represents goodwill relating to business transferred from the Company’s former Colorado plant with the remainder representing the portion of the intangibles acquired in conjunction with the merger with DCI that relate to the Garland and Marlborough facilities. The latter is comprised of $25.8 million of goodwill and $2.6 million of identifiable intangibles (customer relationships and assembled work-force).

2002 Charges

In June 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark facilities and selected design centers and to restructure various European operations. In conjunction with this plan, DDi Corp. recorded charges in the second quarter of 2002 totaling $17.9 million. Of

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these amounts, $3.5 million represented restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $14.4 million of charges were classified as “Restructuring and other related charges.” Such charges consist of $8.3 million relating to impairments of net property, plant and equipment and $6.1 million in accrued restructuring expenses. Such accrued expenses represent $3.0 million in severance and related expenses associated with the involuntary termination of the 138 staff and management employees from the plant closures and $3.1 million in other exit costs. The closure of the facilities was effectively complete by December 31, 2002.

In September 2002, management and the Company’s Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including the office based in Tokyo, Japan. In conjunction with this plan, DDi Corp. recorded charges in the third quarter of 2002 totaling $9.1 million, which were classified as “Restructuring and other related charges.” Such charges consisted of $7.5 million relating to impairments of net property, plant and equipment, and $1.6 million in accrued restructuring expenses. Such accrued restructuring expenses represent $1.0 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale and $0.6 million in other exit costs. The streamlining and closure of the facilities was effectively complete by December 31, 2002.

In December 2002, DDi implemented further restructuring initiatives to scale down its Anaheim, California facility, resulting in restructuring charges of $3.1 million. Such charges consist of $0.5 million relating to impairment of net property, plant and equipment, $1.6 million in accrued restructuring expenses and $0.9 million in severance and other exit costs. Of the amount of restructuring expenses accrued, $1.1 million was related to severance costs associated with the involuntary termination of 153 staff and management employees and $0.5 million was related to other exit costs.

During 2002, DDi Corp. recorded impairments in net property, plant and equipment aggregating $16.3 million. These calculated impairments were made in accordance with SFAS No. 144, based upon a detailed review of the individual long-lived assets in the closed facilities. These assets were determined to be obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value.

2003 Charges

For the eleven months ended November 30, 2003, DDi Corp. recorded charges totaling $5.5 million, which were classified as “Restructuring and other related charges.” Such charges primarily represent costs related to streamlining manufacturing facilities, increasing operating efficiencies and revision of estimates from previously recorded restructuring charges and included $1.6 million in accrued restructuring expenses and $0.9 million in severance and other exit costs. The charges also consist of $1.7 million relating to impairment of inventory which are reflected as a component of cost of goods sold, $1.0 million relating to impairment of net property, plant and equipment primarily related to the Dallas-based electronics enclosure operations the Company sold, $0.8 million relating to impairment of net property, plant and equipment primarily related to the closure of the Garland, Texas based operations, $0.3 million in facilities closure costs, $0.2 million in other exit costs and a non-cash benefit of ($1.0) million resulting principally from a reduction in estimated net lease exit costs recorded as part of the operational restructuring initiatives undertaken in 2002. The accrued restructuring expenses of $1.6 million relate to other exit costs.

The charges recorded in the one month ended December 31, 2003 also represent revision of estimates from previously recorded restructuring charges and consisted of $0.1 million in other exit costs and $0.3 million in accrued restructuring expenses which relate to costs associated with readying facilities for disposition.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    REORGANIZATION EXPENSES

During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.3 million. Of these amounts, $0.6 million is related to professional fees and $1.7 million is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) (see Note 16) of which $0.5 million is included in accrued expenses at December 31, 2002.

During the eleven months ended November 30, 2003, the Company recorded reorganization charges of $8.9 million. These charges consist of $5.6 million related to professional fees and other costs associated with the reorganization. The charges also include $3.3 million related to personnel retention costs under the Dynamic Details KERP. In the one month ended December 31, 2003, the reorganization charges totaled $0.6 million and consisted of $0.3 million related to the write-off of debt issuance costs and $0.3 million related to personnel retention costs under the Dynamic Details KERP. Total accrued reorganization expenses at December 31, 2003, were $1.5 million. All of these accrued reorganization expenses represent the personnel retention costs under the Dynamic Details KERP.

20.    REORGANIZATION PROCEEDING EXPENSES

During the eleven months ended November 30, 2003, the Company recorded reorganization charges relating to the Chapter 11 proceedings of $14.0 million. These charges consist of $8.8 million related to professional fees directly associated with the Chapter 11 proceedings, $6.2 million related to the write-off of debt issuance costs on the 5.25% Convertible Subordinated Notes, 6.25% Convertible Subordinated Notes, 12.5% Senior Discount Notes, and 16% Capital Senior Accreting Notes, and a non-cash benefit of $1.0 million related to the reversal of accrued interest on the 12.5% Senior Discount Notes. In December 2003, the Company recorded reorganization charges relating to the Chapter 11 proceedings of $1.1 million which consist of $0.1 million related to the write-off of debt issuance costs on the 16% Senior Accreting Notes and $1.0 million related to professional fees directly associated with the Chapter 11 proceedings.

21.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	Predecessor DDi Corp.			Reorganized DDi Corp.
	Year Ended December 31,		Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003

	2001	2002
CASH PAYMENTS FOR:
Income taxes	$6,906	$650	$174	$—

Interest	$6,301	$17,573	$6,168	$937

Reorganization proceeding expenses	$—	$—	$5,295	$1,962

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred for acquisition of property and equipment	$—	$623	$540	$—

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    RELATED PARTY TRANSACTIONS

The Company leases a facility used for engineering and assembly from D&D Tarob Properties, LLC (“D&D”), an entity owned or controlled by the Company’s former Chairman and Director. During the year ended December 31, 2002, the Company paid $0.7 million, for the eleven months ended November 30, 2003, the Company paid $0.7 million, and for the one month ended December 31, 2003, the Company paid $0.1 million to D&D under this lease agreement.

On June 1, 2000, in connection with the exercise of certain options, the Company accepted as payment from a certain executive officer purchasing such shares, a note in the amount of $0.1 million bearing interest at a rate of 6.46% per annum, compounded quarterly. The note was repaid in January 2002.

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company loaned a certain executive officer a note in the amount of $0.6 million bearing interest at a rate of 2.7% per annum, compounded quarterly, which matured in November 2002 but has not been repaid to date. The note is collateralized by shares of the Company’s common stock. As of December 31, 2003, the outstanding principal and accrued interest due under the note was approximately $0.6 million.

23.    PUBLIC OFFERING

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

24.    GOODWILL AND INTANGIBLES

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

In adopting these pronouncements, the Company evaluated its identifiable intangible assets for recognition apart from goodwill. At the date of adoption, identifiable intangible assets consisted of developed technologies, assembled workforce and customer relationships. Such assets were deemed to be inseparable from goodwill. Accordingly, the balances of these intangible assets at January 1, 2002, with an aggregate net carrying amount of $45.6 million (consisting of a gross cost of $90.8 million and associated accumulated amortization of $45.2 million), were reclassified to goodwill. In addition, the Company reclassified approximately $16.6 million of deferred tax liabilities associated with these intangible assets to goodwill. In accordance with SFAS No. 142, as of the date of adoption, the Company prospectively ceased amortization of goodwill and instead conducts periodic tests of impairment.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in one reportable segment (see Note 2). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000, the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002. The amount of goodwill attributable to the European operations was the amount generated in the purchase transactions, net of related amortization through December 31, 2001 and the associated reclassifications of deferred tax liabilities to goodwill. All other goodwill was related to the Company’s North American operations.

Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. Due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and recorded goodwill impairment charges of $60.0 million and $12.0 million, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively. Due to evolving financial and other factors affecting the Company’s business, primarily the Company’s then discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during the fourth quarter of 2002 of $127.0 million.

In the second and third quarters of 2003, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of $2.0 million to be paid over the next three years and accrued contingent consideration relating to another prior purchase transaction of $0.4 million. The amounts were originally capitalized as additional purchase price to goodwill. However, due to evolving financial factors affecting the Company’s business, primarily the Company’s recent discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill related impairment charges of $2.0 million during the quarter ended June 30, 2003 and $0.4 million during the quarter ending September 30, 2003.

Based upon the Company’s annual impairment test performed as of November 30, 2003, goodwill relating to the Company’s European operations of $9.2 million was determined to be impaired, based on business valuations that indicated the book value of goodwill was in excess of its fair value, and thus was written off.

As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $105.4 million and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships in North America and the remaining $1.9 million relates to the backlog in North America. The amount relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships in North America and backlog in North America for the one month ended December 31, 2003, was $0.4 million and $1.2 million, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill for each reporting unit of DDi Corp. is as follows (in thousands):

	December 31,
	Predecessor DDi Corp.	Reorganized DDi Corp.
	2002	2003
North America	$—	$99,887
Europe	13,982	5,565

Total	$13,982	$105,452

The changes in the carrying amount of goodwill for the eleven months ended November 30, 2003, and the one month ended December 31, 2003, are as follows (in thousands):

	Predecessor DDi Corp.	Reorganized DDi Corp.
	Eleven Months Ended November 30, 2003	One Month Ended December 31, 2003
Beginning balance	$13,982	$105,394
Goodwill increases, primarily due to fresh start accounting	103,057	58
Impairment charges	(11,645)	—

Ending balance	$105,394	$105,452

25.    EARLY EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other matters, SFAS No. 145 rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” will be used to classify those gains and losses.

The Company adopted SFAS No. 145 in the beginning of the second quarter of 2002. As a result of the adoption of this pronouncement, the Company accounted for the impact of the early extinguishment of debt as a component of net interest expense in the accompanying consolidated statements of operations. In accordance with SFAS No. 145, the Company has reclassified certain costs incurred in 2001 that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon net loss, but resulted in an increase of $19.6 million to reported interest expense in 2001. Such reclassifications also resulted in an increase of $7.6 million to reported income tax benefit in 2001.

26.    SUBSEQUENT EVENTS

On January 21, 2004 the Company completed a private placement of 1,000,000 shares of restricted common stock to institutional investors for gross proceeds of $15,980,000, before placement fees and offering expenses. The shares were priced at $15.98 per share, which represents a discount against the trading price of the Company’s common stock as of January 9, 2004. These shares have a registration requirement which must be

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective by April 20, 2004 otherwise the Company will be subject to fees of 1% of the amount invested by each investor. The Company was required to use a portion of the proceeds ($4.5 million) to pay down the new Senior Credit Facility in January 2004 and to redeem the note payable due March 31, 2004 (see Note 8) plus accrued interest ($0.5 million). Additionally, a portion of the proceeds was used to pay down $4.0 million of the DDi Europe working capital facility in January 2004.

In connection with the private placement and the anti-dilution provisions of the warrants issued to the lenders under the new Senior Credit Facility and holders of the Senior Accreting Notes (see Note 8), such warrants were adjusted from warrants to purchase 3,051,507 shares and 762,876 shares, respectively to 3,228,364 shares and 807,090 shares of common stock, respectively.

During March 2004, the Company sold land and building related to its Garland, Texas location for $2.0 million cash of which $0.5 million is required to be deposited into an escrow account for 5 years for environmental remediation. The Company incurred closing costs of $0.1 million resulting in net proceeds of $1.5 million. The Company was required to use $0.9 million of the net proceeds to pay down the new Senior Credit Facility.

On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors at a price of $47.40 per share (for an aggregate sales price of $61,000,000 before placement fees and offering expenses). Each share of the preferred stock will initially be convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. The preferred shares bear dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The preferred shares are subject to optional redemption in five years, and are subject to earlier redemption at the option of the holders under certain circumstances.

On March 30, 2004, the Company repaid in full the outstanding balance of the new Senior Credit Facility and related accrued interest and fees using proceeds of $54.8 million from the private placement of preferred stock discussed above and using cash on hand of $14.9 million, including cash classified as restricted as of December 31, 2003. Accordingly, the warrants relating to the Senior Credit Facility were terminated.

On March 30, 2004, immediately after the the Company’s new Senior Credit Facility was paid off, the Company entered into an asset based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. Initially, on March 30, 2004, the Company is able borrow up to $14.9 million. The interest rate at closing is LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans.

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

DDi CORP.

	Predecessor DDi Corp.
	Balance at beginning of period	Charged to income	Increase attributable to acquisitions	Deductions	Balance at end of period
Allowance for Doubtful Accounts
Year ended December 31, 2001	$12,877	$131	$469	$(8,476)	$5,001
Year ended December 31, 2002	$5,001	$612	$105	$(3,618)	$2,100
Eleven months ended November 30, 2003	$2,100	$333	$0	$(515)	$1,918

	Reorganized DDi Corp.
	Balance at beginning of period	Charged to income	Increase attributable to acquisitions	Deductions	Balance at end of year
Allowance for Doubtful Accounts
One month ended December 31, 2003	$1,918	$43	$0	$(138)	$1,823