Form 10-Q
period 2004-03-31
DDI CORP
filed 2004-05-14
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:        ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      ☒  Yes    ☐  No

As of May 5, 2004, DDi Corp. had 26,080,227 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.

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

In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Part 1 — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-Q, some important factors that could cause actual results or outcomes for DDi Corp. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DDi CORP.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	Reorganized DDi Corp.
	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$21,199	$11,202
Cash, cash equivalents and marketable securities - restricted	—	7,500
Accounts receivable, net	48,210	39,140
Inventories	27,428	26,292
Prepaid expenses and other	3,717	2,707
Total current assets	100,554	86,841
Property, plant and equipment, net	70,763	74,918
Debt issuance costs, net	2,150	—
Goodwill	107,200	105,452
Other intangibles, net	21,457	23,376
Other	905	816
Total assets	$303,029	$291,403

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$1,558	$1,439
Revolving credit facilities	26,846	11,809
Accounts payable	32,474	28,687
Accrued expenses and other liabilities	22,501	26,338
Income taxes payable	903	998
Note payable	—	500
Total current liabilities	84,282	69,771
Long-term debt and capital lease obligations	45,209	114,799
Deferred income tax liability	221	533
Notes payable and other	16,125	12,798
Series A mandatorily redeemable preferred stock	2,279	2,066
Total liabilities	148,116	199,967

Series B mandatorily redeemable preferred stock	57,670	—

Stockholders’ equity:
Common stock	26	24
Additional paid-in-capital	151,222	138,661
Deferred compensation	(22,158)	(32,454)
Accumulated other comprehensive income (loss)	228	(152)
Stockholder receivables	(639)	(635)
Accumulated deficit	(31,436)	(14,008)
Total stockholders’ equity	97,243	91,436
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$303,029	$291,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three months ended March 31, 2004	Three months ended March 31, 2003
Net sales	$72,350	$61,661
Cost of goods sold:
Cost of goods sold	58,738	57,198
Non-cash compensation and amortization of intangibles	6,453	—
Restructuring-related inventory impairment	499	—
Total cost of goods sold	65,690	57,198

Gross profit	6,660	4,463

Operating expenses:
Sales and marketing:
Sales and marketing expenses	4,518	4,555
Non-cash compensation	1,432	—
Total sales and marketing	5,950	4,555

General and administration:
General and administration expenses	4,381	4,108
Non-cash compensation	1,426	—
Total general and administration	5,807	4,108

Amortization of intangibles	1,150	—
Restructuring and other related charges	3,933	497
Reorganization charges	940	3,330
Operating loss	(11,120)	(8,027)
Interest expense (net) and other expense (net)	5,986	6,267
Loss before income taxes	(17,106)	(14,294)
Income tax (expense) benefit	(322)	467
Net loss	$(17,428)	$(13,827)

Net loss per share - basic and diluted	$(0.70)	$(0.28)
Weighted average shares used to compute loss per share:
Basic and diluted	24,745,109	49,214,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Reorganized DDi. Corp.	Predecessor DDi Corp.
	Three months ended March 31, 2004	Three months ended March 31, 2003
Net loss	$(17,428)	$(13,827)
Other comprehensive loss:
Foreign currency translation adjustments	380	(712)
Unrealized net gain for the period on interest rate swaps, net of income tax effect	—	291
Unrealized holding loss on marketable securities - available for sale	—	(5)
Comprehensive loss	$(17,048)	$(14,253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flows from operating activities:
Net cash used in operating activities	$(7,978)	$(10,447)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,565)	(2,003)
Proceeds from sale of fixed assets	1,518	20
Purchases of marketable securities	—	(30)
Proceeds from investment in restricted assets	7,500	—
Acquisition related cash outflows	(364)	—
Net cash provided by (used in) investing activities	6,089	(2,013)

Cash flows from financing activities:
Principal payments on long-term debt	(75,211)	(3,808)
Borrowings from revolving credit facility	14,817	—
Net borrowings on DDi Europe Facilities Agreement	3,444	4,314
Payments on other notes payable	(500)	—
Principal payments on capital lease obligations	(727)	(469)
Payment of debt issuance costs	(2,150)	—
Payment of costs related to issuance of preferred stock	(3,329)	—
Proceeds from issuance of preferred stock	61,000	—
Proceeds from issuance of common stock	15,980	—
Costs incurred in connection with the issuance of common stock	(1,456)	—
Issuance of common stock through Employee Stock Purchase Plan	—	4
Proceeds from exercise of stock options	259	—
Net cash provided by financing activities	12,127	41
Effect of exchange rate changes on cash	(241)	(108)
Net increase (decrease) in cash and cash equivalents	9,997	(12,527)

Cash and cash equivalents, beginning of year	11,202	28,934

Cash and cash equivalents, end of period	$21,199	$16,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

Non-cash operating activities:

During the three months ended March 31, 2004, depreciation expense was approximately $3.8 million, non-cash restructuring and reorganization charges were approximately $3.8 million, non-cash compensation expense was approximately $8.5 million and amortization of intangibles was approximately $1.9 million for Reorganized DDi Corp.

During the three months ended March 31, 2003, depreciation expense was approximately $4.7 million and non-cash restructuring and reorganization charges were $1.0 million for Predecessor DDi Corp.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements for DDi Corp. (“DDi Corp.”) include the accounts of its wholly owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)) and the direct and indirect subsidiaries of Intermediate (including DDi Capital Corp. or “DDi Capital” and Dynamic Details Incorporated or “Dynamic Details”).  Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Corp. as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended March 31, 2004 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has historically experienced negative cash flows from operations.  The Company's principal sources of liquidity to fund ongoing operations has been existing cash and cash equivalents.  The Company believes that its cash on hand, cash generated by operations, cash proceeds from its private placements in January and March 2004, the new Dynamic Details asset based revolving credit facility and the DDi Europe facilities agreement will be sufficient to meet its anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months.

Description of Business

The Company is a leading provider of time-critical, technologically advanced, electronics manufacturing services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services to customers on a global basis, from its facilities located across North America and in England.

Fresh Start Accounting

In connection with DDi Corp.’s emergence from bankruptcy, the Company adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh start accounting, a new reporting entity, known as “Reorganized DDi Corp.” or the “Successor Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to “Predecessor DDi Corp.” or the “Predecessor Company” are references to the Company for periods prior to December 1, 2003 and references to the “Successor Company” are references to the Company for periods subsequent to November 30, 2003. The Successor Company’s financial statements are not comparable to the Predecessor Company’s financial statements. Although December 2, 2003, was the date the bankruptcy court approved the Company’s plan of reorganization and December 12, 2003, was the effective date of the plan of reorganization (and the date of the Company’s emergence from bankruptcy), for financial reporting convenience purposes, the Company accounted for the consummation of the plan of reorganization as of November 30, 2003.  The impact of this was not material to these financial statements.  There were no material unsatisfied conditions as of December 2, 2003.

Recently Issued Accounting Standards

In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  The effective date of this interpretation varies based on certain criteria.  The Company is required to apply all of this interpretation no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of this statement had no effect on the Company’s financial position, cash flows or results of operations.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	Reorganized DDi Corp.
	March 31, 2004	December 31, 2003
Raw materials	$13,073	$12,254
Work-in-process	8,885	8,931
Finished goods	5,470	5,107
Total	$27,428	$26,292

NOTE 3. REVOLVING CREDIT FACILITIES, LONG TERM DEBT, AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	Reorganized DDi Corp.
	March 31, 2004	December 31, 2003
Senior Credit Facility, net of unamortized discount of $895 at December 31, 2003	$—	$70,799
Dynamic Details Revolving Credit Facility (a)	14,817	—
16% Capital Senior Accreting Notes, face amount of $17,656, net of unamortized discount of $221 and $229 at March 31, 2004 and December 31, 2003, respectively	18,327	17,427
DDi Europe Facilities Agreement (b)	26,023	25,344
DDi Europe Working Capital Facility (b)	12,029	11,809
Capital lease obligations	2,417	2,668
Sub-total	73,613	128,047
Less: Current maturities	(1,558)	(1,439)
Less: Dynamic Details Revolving Credit Facility	(14,817)	—
Less: DDi Europe Working Capital Facility	(12,029)	(11,809)
Total	$45,209	$114,799

(a)      Interest rates are based on prime rate. The effective interest rate as of March 31, 2004, was 7.00%.

(b)      Interest rates are LIBOR-based. The effective interest rate as of March 31, 2004, was 5.88%.

Senior Credit Facility

In January 2004, the Company was required to use a portion of the proceeds ($4.5 million) from its private placement of common stock (see Note 15) to pay down a portion of the outstanding principal under the Dynamic Details Senior Credit Facility.  On March 30, 2004, the Company repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and the related accrued interest and fees using proceeds from the private placement of its Series B-1 and Series B-2 preferred stock (see Note 6) and cash on hand of $14.9 million, including cash classified as restricted as of December 31, 2003.  In connection with the full repayment and termination of the Dynamic Details Senior Credit Facility, the warrants issued to the lenders under such credit facility were terminated resulting in a charge of $0.9 million through interest expense.

Revolving Credit Facility

On March 30, 2004, immediately after the Dynamic Details’ Senior Credit Facility was paid off, Dynamic Details and the Company’s other North American subsidiaries entered into an asset based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base.  Initially, on March 30, 2004, Dynamic Details was able borrow up to $14.9 million, of which $14.8 million was outstanding at March 31, 2004.  The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans.  Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at March 31, 2004 was 7.0%. The revolving credit facility has covenants which have a limit on the level of capital expenditures and a minimum fixed charge ratio which go into effect for the quarter ending June 30, 2004. The Company incurred debt issuance costs of $2.2 million in connection with obtaining this revolving credit facility and will amortize such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. On April 2, 2004, Dynamic Details repaid the balance outstanding on this facility.

Capital Senior Accreting Notes

DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization.  Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%.  The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business.  The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of March 31, 2004, the Company was in compliance with these covenants. Each holder of the senior discount notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock.  In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares.  The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense.  For the three months ended March 31, 2004, total accretion was $0.008 million, or $8,000.  These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008.  The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi Europe Facilities Agreement

DDi Europe has a separate European debt facility made up of £14.3 million ($26.0 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($17.8 million) for its European operations as of March 31, 2004.  Any amounts drawn under the working capital facility are repayable upon demand by the lender.  The term loan has a maturity date of December 30, 2007.  Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.0 million ($12.5 million) of the working capital facility.  In January 2004, the Company completed a private placement of its common stock (see Note 15), of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of this working capital facility.  As of March 31, 2004, an aggregate of £6.6 million ($12.0 million) was outstanding under this facility.

Note Payable

DDi Corp. issued a note payable of $0.5 million to its independent financial advisor in consideration of their fees related to the consummation of the plan of reorganization.  The note was repaid in January 2004 in connection with proceeds received from a private placement of common stock (see Note 15).

NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share –Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

For the three months ended March 31, 2004, potentially dilutive shares from the exercise of stock options, warrants and Series B-1 and B-2 Convertible Preferred Stock were not included in diluted earnings per share because to do so would be anti-dilutive. For the three months ended 2003, potentially dilutive shares from the exercise of stock options, warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive. The number of potentially dilutive shares of common stock for the three months ended March 31, 2004 and 2003 were 7,162,636 (Reorganized DDi Corp.) and 12,634,670 (Predecessor DDi Corp.), respectively.

NOTE 5. SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated.  The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share.  The Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Preferred Stock (the “Series A Preferred”) and issued such shares to the Company’s former Convertible Subordinated Noteholders.  The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory cash redemption date of January 31, 2009.  The Series A Preferred will only be paid to the extent there is value, as defined in the Certificate of Determination , in DDi Europe beyond what is owed on the DDi Europe Facility Agreement.  As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the Series A Preferred at its estimated fair value of $2 million.  This estimated fair value was based on the valuation of an independent third party.  The Company is accreting the Series A Preferred to the amount expected to be paid at maturity using the effective interest method. Total accretion for the three months ended March 31, 2004 was $0.2 million, with such amount being reflected as interest expense. Total accrued dividends (also recorded as interest expense) were $0.7 million for the three months ended March 31, 2004 and are included in “Notes payable and other” in the accompanying balance sheet.

NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61,000,000 before placement fees and offering expenses.  Each share of the Series B Preferred stock will be initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred was issued.  In addition, the Series B Preferred is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred when required. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years.  In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if Reorganized DDi Corp.’s common stock trades above $20.75 for 30 consecutive trading days.  The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost.  The Company has the option to make dividend and redemption payments using Reorganized DDi Corp.’s common stock if Reorganized DDi Corp.’s shareholders approve such proposal at a future shareholders’ meeting. The Company recorded the redemption value of the Series B Preferred, $61.0 million net of issuance costs of $3.3 million, in the mezzanine section of the balance sheet.

On March 30, 2004, the Company repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees using proceeds of $54.8 million from the private placement of the Series B Preferred (see Note 3).

NOTE 7. STOCK OPTIONS

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, compensation expense is recognized when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. During the three months ended March 31, 2004, the Company recorded compensation expense related to stock options granted of $ 8.5 million.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company’s consolidated financial position or results of operations.

The Company determined its pro forma results below using the alternate fair value method as prescribed by SFAS No. 123. Under the fair value based method of accounting for stock-based employee compensation, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years; and a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net loss and net loss per share would have been as follows (amounts in millions, except per share data):

	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three months ended March 31, 2004	Three months ended March 31, 2003
Net loss:
As Reported – basic and diluted	$(17.4)	$(13.8)
Less: non-cash compensation expenses under FAS 123	(8.8)	(2.8)
Add: non-cash compensation expenses under APB 25, net of tax	8.5	—
Pro Forma	$(17.7)	$(16.6)

Net loss per share – basic and diluted:
As Reported	$(0.70)	$(0.28)
Pro Forma	$(0.72)	$(0.34)

NOTE 8. INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding. Currently, several of the Company's current and former officers and directors are named defendants in several securities class action complaints and other litigation. At this time, management believes the Company will not incur significant costs associated with these matters.

NOTE 9. ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition. In the first quarter of 2004, DDi Europe amended the original sales agreement and replaced it with a settlement in an amount of £1.5 million ($2.7 million) plus related interest to be paid by June 30, 2006 in place of the contingent consideration. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill.

NOTE 10. SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

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

The following table summarizes net sales by geographic area (in thousands):

	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three Months Ended March, 31 2004	Three Months Ended March,31 2003
Net sales:
Domestic	$44,620	$35,817
Europe (a)	24,864	22,794
Other	2,866	3,050
Total	$72,350	$61,661

(a)      Sales to the United Kingdom represent the majority of the sales to Europe.

The following table summarizes long-lived assets by geographic area (in thousands):

	Reorganized DDi Corp.
	March 31, 2004	December 31, 2003
Long-lived assets:
Domestic	$162,507	$167,419
International	39,968	37,143
Total	$202,475	$204,562

NOTE 11. GOODWILL AND INTANGIBLES

The Company operates in one reportable segment (see Note 10). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM purchase transaction in 2000, the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002.

As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $105.4 million and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships in North America and the remaining $1.9 million relates to the backlog in North America. The amount relating to backlog is reported as a component of cost of goods sold.  Amortization related to customer relationships in North America and backlog in North America for the three months ended March 31, 2004, was $1.1 million and $0.8 million, respectively.

In March 2004, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of £1.5 million ($2.7 million) plus related interest to be paid by June 30, 2006. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

Reorganized DDi Corp
Three months ended March 31, 2004
Beginning balance	$105,452
Goodwill increases, primarily due to Kamtronics	1,748
Ending balance	$107,200

NOTE 12. RESTRUCTURING AND OTHER RELATED CHARGES

In the first quarter of 2003, Predecessor DDi Corp. recorded charges totaling $0.5 million, which were classified as “Restructuring and other related charges.”  Such charges primarily represent revision of estimates from previously recorded restructuring charges and consist of $0.2 million in accrued restructuring expenses and $0.3 million in severance and other exit costs.  The accrued restructuring expenses of $0.2 million were related to other exit costs.

In the first quarter of 2004, management and the Reorganized DDi Corp.’s Board of Directors approved a plan to close its operations in Tolworth, England. DDi Corp. recorded charges totaling $4.4 million which were classified as “Restructuring and other related charges” and “Restructuring-related inventory impairment.” The charges represent an inventory impairment of $0.5 million recorded as cost of goods sold, $2.1 million relating to impairment of net property, plant and equipment primarily related to Tolworth’s operations, $0.4 million credit relating to the reduction of capital lease obligations, $0.6 million in severance and other exit costs, $0.2 million related to readying facilities for closure, and $1.4 million in accrued expenses for the quarter.  The accrued restructuring expenses of $1.4 million consist of $0.2 million related to severance and other exit costs as well as $1.2 million related to costs associated with readying facilities for disposition, primarily an estimate of the cost to exit a facility lease.

Total accrued restructuring expenses at March 31, 2004 were $3.4 million.  These accrued restructuring expenses represent $0.3 million in severance and related expenses, $2.2 million in estimated facilities closure costs, $0.7 million in estimated professional fees and $0.2 million in other exit costs.

NOTE 13. REORGANIZATION EXPENSES

During the fourth quarter of 2002, Predecessor DDi Corp. initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $3.3 million for the quarter ended March 31, 2003.  Of these amounts, $2.0 million is related to professional fees and $1.3 million is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”).

Reorganization charges were $0.9 million for the first quarter of 2004 relating to professional fees and other costs associated with the reorganization of Reorganized DDi Corp.’s debt structure of which $0.4 million was included in accrued expenses at March 31, 2004.

NOTE 14. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding losses on marketable securities classified as available-for-sale and unrealized net gains on interest rate swaps and related unrealized net tax impact.

NOTE 15.  PRIVATE PLACEMENT

On January 21, 2004, the Company completed a private placement of 1,000,000 shares of common stock to institutional investors for gross proceeds of $15,980,000, before placement fees and offering expenses of $1.5 million.  The shares of common stock were priced at $15.98 per share, which represented a 6% discount against the trading price of DDi Corp.’s common stock as of January 9, 2004.  The Company was required to use a portion of the proceeds, $4.5 million, to pay down the Senior Credit Facility.  In addition, the Company used certain of the proceeds to pay in full the note payable to the Company’s independent financial adviser plus accrued interest, $0.5 million, and to pay down $4.0 million of the DDi Europe working capital facility.  Each of these payments was made in January 2004.  In connection with the completion of this private placement, the amount of warrants issued to the holders of the Senior Accreting Notes was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares (see Note 3).

NOTE 16. TEXAS LAND SALE

During March 2004, the Company sold land and building related to its Garland, Texas location for $2.0 million cash.  Of that amount, $0.5 million is required to be deposited into an escrow account for 5 years for environmental remediation.  The Company incurred closing costs of $0.1 million resulting in net proceeds of $1.4 million.  The Company was required to use $0.9 million of the net proceeds to pay down the Dynamic Details Senior Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp. provides technologically advanced, time-critical electronics design, development and manufacturing services to original equipment manufacturers and other electronics manufacturing service providers. Operating through our primary operating subsidiaries, Dynamic Details, Incorporated (“Dynamic Details”) and DDi Europe Limited (“DDi Europe”), we target customers that have new product development programs demanding the rapid application of advanced technology and design.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), Dynamic Details and DDi Europe.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Fresh-Start Accounting

In connection with the Company’s emergence from bankruptcy, we have adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh-start accounting, a new reporting entity, known as the “Reorganized Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value.  Accordingly, the consolidated financial statements for the Reorganized Company for the period subsequent to November 30, 2003 will reflect the Company’s emergence from Chapter 11 and have been prepared utilizing the principles of fresh start reporting contained in SOP 90-7. As a result, the reported historical financial statements of the Company for periods prior to December 1, 2003, are not comparable to those of the Reorganized Company.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales

Net sales increased $10.7 million (17%) to $72.4 million for the three months ended March 31, 2004, from $61.7 million for the same period in 2003. The increase in DDi Corp. net sales is due to a continued strengthening of demand in the Company’s North American printed circuit board operations and recent signs of a market recovery for its European operations.

Gross Profit

Gross profit for the first quarter 2004 was $6.7 million (9% of net sales) as compared to $4.5 million (7% of net sales) for the first quarter 2003.  Gross profit for the first quarter included non-cash charges totaling $6.9 million.  First quarter 2004 gross profit increased due to the increase in net sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million (31%) to $6.0 million for the three months ended March 31, 2004, from $4.6 million for the same period in 2003.  The increase resulted from the $1.4 million non-cash compensation sales and marketing charges recorded during the first quarter of 2004.

General and Administration Expenses

General and administration expenses increased $1.7 million (41%) to $5.8 million for the three months ended March 31, 2004, from $4.1 million for the same period in 2003.  The increase was due to the $1.4 million non-cash compensation general and administration charges recorded during the first quarter of 2004.  The increase is also attributable to the increase in net sales for the quarter.

Restructuring and Other Related Charges

Restructuring and related charges, excluding $0.5 million recorded as inventory impairment, were $3.9 million for the three months ended March 31, 2004, compared to $0.5 million for the same period in 2003. Such charges in the current quarter represent a non-cash credit of $0.4 million resulting from a reduction in capital lease obligations, $2.1 million relating to impairment of net property, plant and equipment primarily related to the Company’s European operations, $0.6 million in severance and other exit costs, $0.2 million related to readying facilities for closure, and $1.4 million in accrued expenses for the quarter.  Charges for the three months ended March 31, 2003, represent additional costs incurred in connection with management’s decision in late 2002 to close various facilities, eliminate additional overhead and remove underutilized assets from productive service.

Reorganization Expenses

Reorganization charges for the first quarter of 2004 were $0.9 million relating to professional fees and other costs associated with the reorganization of our debt structure of which $0.4 million was included in accrued expenses at March 31, 2004. Reorganization charges for the first quarter of 2003 were $3.3 million. Such charges represent $2.0 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $1.3 million of costs relating to our Key Employee Retention Plan.

Net Interest Expense

Net interest expense for the first quarter 2004 decreased to $6.0 million, from $6.3 million for the corresponding period in 2003.  The decrease in net interest expense is due principally to the termination of the Company’s 5.25% and 6.25% Convertible Subordinated Notes in December 2003, largely offset by $0.9 million for amortization of warrant discount, $0.5 million for debt administrator fees and $1.0 million for accrued deferred simple interest in the first quarter 2004 which was associated with the termination of the Dynamic Details Senior Credit Facility.

Income Taxes

Net tax expense for the first quarter 2004 was $0.3 million as compared to income tax benefit of $0.5 million for the same period in 2003. Income tax expense in the first quarter of 2004 was net of changes in valuation allowances applied to both U.S. and European deferred tax assets that would otherwise have been recorded for the quarter. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Liquidity and Capital Resources

General

Our principal sources of liquidity to fund ongoing operations has been existing cash and cash equivalents.  We believe that our cash on hand, cash generated by operations, cash proceeds from our private placements in January and March 2004, the new Dynamic Details asset based revolving credit facility and the DDi Europe facilities agreement will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months.

Consolidated Cash Flows

Net cash used in operating activities for the quarter ended March 31, 2004 was $8.0 million, compared to $10.4 million for the quarter ended March 31, 2003. The decrease in net cash used in operating activities is due to growth in sales and timing of accounts receivable collection.

Net cash provided by investing activities for the quarter ended March 31, 2004 was $6.1 million compared to $2.0 million cash used for the quarter ended March 31, 2003. The increase in cash provided by investing activities is due to the restriction of cash and cash equivalents being lifted due to the repayment of the Senior Credit Facility and an increase in proceeds from sales of fixed assets due to the sale of land and building in Garland, Texas during the quarter ended March 31, 2004.

Net cash provided by financing activities for the quarter ended March 31, 2004 was $12.1 million compared to $0.04 million for the quarter ended March 31, 2003. The increase in cash provided by financing activities is due primarily to the proceeds received from the private placements of common and preferred stock during the first quarter of 2004.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2004 were $2.5 million compared to $2.0 million for the quarter ended March 31, 2003. Capital expenditures increased because the Company required slightly more investment in property, plant and equipment in 2004.

Capital Raising Transactions in the Quarter

On January 21, 2004, we issued 1,000,000 shares of common stock to two institutional investors in a private placement for a total gross proceeds of $15,980,000.  Immediately after the closing of that transaction, we used $0.9 million of the proceeds to pay down the Dynamic Details Senior Credit Facility, $4.0 million of the proceeds to pay down the DDi Europe revolving credit facility and $0.8 million of the proceeds to pay our placement agent and advisor.  The remaining proceeds have been, and will continue to be, used for general corporate purposes.

On March 30, 2004, we issued 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors in a private placement at a price of $47.40 per share for an aggregate sales price of $61 million before placement fees and offering expenses (collectively, the “Series B Preferred”).  Each share of the preferred stock will initially be convertible into four shares of Common Stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments.  Immediately after the closing of this transaction, on March 30, 2004, we repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees thereon using proceeds of $54.8 million from the private placement of the Series B Preferred and $14.0 million cash on hand, including $7.5 million in restricted cash which was in an account deposited with the lender of such senior credit facility.

The Series B Preferred bear dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years.  In addition, the holders of the Series B Preferred have the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences.  We also have the right to redeem the Series B Preferred if our common stock trades above $20.75 for 30 consecutive trading days.  The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost.  We have the option to make dividend and redemption payments using our common stock if our shareholders approve such proposal at a future shareholders’ meeting.

Current Indebtedness of the Company

$40 million Revolving Credit Facility

On March 30, 2004, Dynamic Details and our North American subsidiaries entered into a three-year, $40,000,000 asset-based revolving credit facility with General Electric Capital Corporation, as agent and lender.  The interest rate at closing is LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans.  On a go-forward basis, pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans.  Availability under the credit facility is based on the borrower reaching various liquidity and borrowing base tests.  The borrower was required to have initial liquidity (after giving effect to the initial revolving credit advances) of at least $15,000,000.  The credit facility contains customary representations and warranties, covenants and events of default for a facility of this size including, covenants which have a limit on the level of capital expenditures and a minimum fixed charge ratio which go into effect for the quarter ending June 30, 2004.  The credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The asset-based credit facility is secured by the assets of our domestic operating subsidiary, Dynamic Details.  In addition, the common stock of DDi Intermediate, DDi Capital and Dynamic Details is pledged as collateral to secure the credit facility. At March 31, 2004, Dynamic Details was able to borrow up to $14.9 million on this facility, of which $14.8 million was drawn. On April 2, 2004, we repaid this facility and on May 10, 2004, Dynamic Details had available borrowings of $15.5 million.

DDi Europe Facilities Agreement

DDi Europe has a separate European debt facility made up of £14.3 million ($26.0 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($18.2 million) for its European operations as of March 31, 2004. Any amounts drawn under the working capital facility are repayable upon demand by the lender.  Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.0 million ($12.5 million) of the working capital facility. As of March 31, 2004, an aggregate of £6.6 million ($12.0 million) was outstanding under the DDi Europe working capital facility.

DDi Capital Accreting Notes

The DDi Capital 16% senior accreting notes due 2009 were issued in an original principal amount of $17.7 million and will mature on January 1, 2009.  The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee.  The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. The notes mature on January 1, 2009 and are redeemable by DDi Capital. The DDi Capital senior accreting notes may be redeemed at the option of DDi Capital, in whole at any time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date.  We have not redeemed any notes as of December 31, 2003.  Each holder of the senior discount notes also received a warrant to purchase a pro rata portion of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008.  In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares.  The warrants issued to the senior notes holders will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

Series A Mandatorily Redeemable Preferred Stock

In connection with the plan of reorganization, the DDi Corp. issued 1,000,000 shares of its Series A Preferred Stock to its former convertible subordinated noteholders.  The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009.  The Series A Preferred will only be paid to the extent there is value, as defined in the related certificate of determination, in DDi Europe beyond what is owed on the DDi Europe Facility Agreement.

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of March 31, 2004:

Payments Due by Period

(in millions)

	For the Nine Months Ending December 31,	Year Ending December 31,
Commitments	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt (a)	$—	$3.7	$10.9	$11.4	$—	$18.4	$44.4
Series A mandatorily redeemable preferred stock (b)	$—	—	—	—	—	15.0	15.0
Series B mandatorily redeemable preferred stock (b)	$—	—	—	—	—	61.0	61.0
Capital Lease Obligations	1.0	1.4	—	—	—	—	2.4
Operating Leases	6.7	8.7	7.4	6.2	5.3	8.4	42.7
Total Commitments	$7.7	$13.8	$18.3	$17.6	$5.3	$102.8	$165.5

(a)   Amounts include DDi Europe Facilities Agreement and DDi Capital Accreting Notes.

(b)   Amounts payable are due to mandatory redemption feature of the respective preferred stock instrument.

Factors That May Affect Future Results

We recently emerged from a Chapter 11 Bankruptcy reorganization and have a history of losses.

We sought protection under Chapter 11 of the U.S. Bankruptcy Code in August 2003. We incurred net losses of approximately $288.1 million and $85.1 million during the fiscal years ended December 31, 2002 and December 31, 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On December 12, 2003, we emerged from Chapter 11 protection pursuant to our plan of reorganization, under which our equity ownership and capital structure was significantly altered and four new independent directors were elected to our seven-member board. Our return to profitability is not assured and we cannot assure you that we will grow or achieve profitability in the near future, or at all.

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

Although we have a large number of customers, net sales to our largest customer accounted for approximately 6% of our net sales for the three months ended March 31, 2004. Net sales to our ten largest customers accounted for approximately 25% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other established public companies, smaller private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multi-layer printed circuit boards and other electronic assemblies. Some of our principal competitors are less highly–leveraged than us and may have greater financial and operating flexibility.  For us to be competitive in the quick-turn sector, we must maintain a large customer base, a large staff of sales and marketing personnel, considerable engineering resources and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

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

Certain of our current and former officers and directors have been named as defendants in a number of class action and related lawsuits. Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to those class action lawsuits, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, these lawsuits could divert management attention from our day-to-day operations, which could have a material adverse effect on our business.

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

The terms of our indebtedness under our senior credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Substantially all of the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

• to fund our operations beyond March 31, 2005;

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

The trading prices of our old common stock may not have any correlation to the trading price of our new common stock. Between December 12, 2003 and May 5, 2004, the price of our Common Stock on the OTC Bulletin Board has ranged from a high of $19.50 to a low of $8.39 per share. See “Market Price Information and Dividend Policy.”

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

In connection with our plan of reorganization, we issued warrants that were exercisable for 807,090 shares of our common stock as of February 6, 2004. The shares issuable upon exercise of the warrants may increase subject to anti-dilutive rights which we granted to the warrant holders. The warrants are held in an escrow account until December 12, 2005 and are subject to reduction or termination.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Dynamic Details revolving credit facility and DDi Europe Facilities Agreement bear interest at floating rates and the Senior Accreting Notes bear interest at fixed rates.

The Dynamic Details revolving credit facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans.  Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans the effective interest rate at March 31, 2004 was 7.0%.  The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending March 31, 2005, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period.  As of March 31, 2004, three-month U.K. LIBOR was 4.38%.  If three-month U.K. LIBOR increased by 10% to 4.82%, interest expense related to the term loan facility would increase approximately $0.1 million.  The overall effective interest rate for the term loan facilities, as of March 31, 2004, was 5.88%.

A change in interest rates would not have an effect on our interest expense on the Senior Accreting Notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively.  We have foreign currency translation risk equal to our net investment in those operations; however, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made.  Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately ($0.2) million.  We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures.

Based on an evaluation of the effectiveness of DDi Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Act of 1934, as amended), DDi Corp.’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report.  In connection with such evaluation, no change in DDi Corp.’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, DDi Corp.’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 21, 2004, we issued 1,000,000 shares of common stock to two institutional investors for total gross proceeds of $15,980,000.  We paid our placement agent and advisor a placement fee of $728,900 out of the proceeds of the offering. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules.  The purchasers of these securities certified that they were “accredited investors” as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available.  The holders are entitled, under certain circumstances, to require us to register the resale of their common stock under the Securities Act. We filed a registration statement on February 12, 2004 relating to these shares of common stock, which was declared effective on April 19, 2004.

On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61 million before placement fees and offering expenses.  We paid our placement agent and advisor a placement fee of $3,040,000 out of the proceeds of the offering.  We paid off the Dynamic Details Senior Credit Facility in full using $54.8 million of the proceeds from this placement.  We issued the Series B Preferred under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules.  The purchasers of these securities certified that they were “accredited investors,” as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available.  Each share of Series B Preferred will initially be convertible into four shares of common stock at anytime at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments.  The Series B Preferred bear dividends at the rate of 6% per annum, payable commencing March 31, 2005, at our election, either in cash or in common stock.

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

Subject to the shareholder approval requirement discussed below, we have the option to make dividend and redemption payments in either cash or common stock (up to a maximum of 10,000,000 shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If we use our stock to pay dividends or make redemptions, then its stock is valued at a 5% discount to market in making such payments.

Until we obtain stockholder approval, the holders of Series B Preferred are not entitled to receive common stock equal to more than 19.9% of the number of shares of our common stock which were outstanding immediately prior to the issuance of the Series B Preferred and we are not entitled to satisfy dividend and redemption payments using shares of our common stock.  We have submitted these proposals to our shareholders for action at our 2004 Annual Meeting of Stockholders scheduled to the held in May 2004.

We have agreed to register the shares of common stock the holders will receive upon conversion of the Series B Preferred and the shares of common stock used to make dividends and redemption payments.  We filed a registration statement on April 28, 2004 relating to these shares of common stock.

In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred were issued.  In addition, the Series B Preferred is entitled to elect a member of our Board of Directors in the event we fail to redeem the Series B Preferred when required.

The terms of the Series B Preferred prohibit us from taking certain actions without the consent of the majority of the holders of the Series B Preferred, including incurring certain levels of indebtedness, issuing preferred stock that is equal to or senior to the Series B-1 or B-2 Preferred Stock, or issuing certain securities prior the registration of the shares of common stock underlying the Series B Preferred.  The purchasers of the preferred shares have the right to participate in future private placements through March 2005.

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits.

Exhibit No.

Description
3.1	Certificate of Designation of Series B Preferred Stock of DDi Corp. (1)

10.1	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto. (2)

10.2	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof. (2)

10.2	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof. (1)

10.4

Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.,; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time. (1)

10.5

Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

10.6

Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

10.7

Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

10.8

Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.,; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time. (1)

10.9

Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

10.10

Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

10.11

Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement. (1)

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

(1)       Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K and hereby incorporated by reference into this Report.

(2)       Previously filed with the Commission on February 12, 2004 as an exhibit to DDI Corp.’s Registration Statement on Form S-1, Registration No. 333-112786 and hereby incorporated by reference into this Report.

 (b)     Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended March 31, 2004:

(i) On January 22, 2004, DDi Corp. filed a report on Form 8-K dated January 21, 2004 announcing the completion of a private placement of 1,000,000 shares of restricted common stock to institutional investors for gross proceeds of $15,980,000, before placement fees and offering expenses.

(ii) On February 23, 2004, DDi Corp. filed a report on Form 8-K dated February 23, 2004 announcing the date of the next Annual Meeting of Stockholders and the deadlines for Stockholder Proposals and Director Nominations for the 2004 Annual Meeting.

(iii) On March 2, 2004, DDi Corp. filed a report on Form 8-K dated February 26, 2004 announcing the financial results for the fourth quarter and year ended December 31, 2003.

(iv) On March 4, 2004, DDi Corp. filed a report on Form 8-K dated March 3, 2004 announcing that Nasdaq approved its application for a listing on the Nasdaq National Market System.

(v) On March 29, 2004, DDi Corp. filed a report on Form 8-K dated March 26, 2004 announcing revised financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 14, 2004	DDi CORP.

	By:	/s/ Joseph Gisch
Joseph Gisch
Senior Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)