Form 10-Q
period 2004-06-30
DDI CORP
filed 2004-08-16
CIK 1104252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number: 000-30241

DDi CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1576013 (I.R.S. Employer Identification No.)

1220 Simon Circle
Anaheim, California 92806

(Address of principal executive offices) (Zip code)

(714) 688-7200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:☑ Yes       ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No

     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes       ☐ No

     As of August 6, 2004, DDi Corp. had 25,463,119 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended June 30, 2004

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
	Condensed Consolidated Balance Sheets as of June 30, 2004 (Reorganized DDi Corp.) and December 31, 2003 (Reorganized DDi Corp.) (unaudited).	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.)(unaudited).	5
	Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.) (unaudited).	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.)(unaudited).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	29
PART II	OTHER INFORMATION
Item 5.	Legal Proceedings.	30
Item 6.	Submission of Matters to a Vote of Security Holders.	30
Item 7.	Exhibits and Reports on Form 8-K.	30
Signature		31
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

DDi CORP.
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

In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, some important factors that could cause actual results or outcomes for DDi Corp. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

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

DDi CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DDi CORP.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Reorganized DDi Corp.
	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$22,081	$11,202
Cash, cash equivalents and marketable securities — restricted	—	7,500
Accounts receivable, net	50,613	39,140
Inventories	29,625	26,292
Prepaid expenses and other	3,669	2,707

Total current assets	105,988	86,841
Property, plant and equipment, net	68,019	74,918
Debt issuance costs, net	2,001	—
Goodwill	107,140	105,452
Other intangibles, net	20,308	23,376
Other	819	816

Total assets	$304,275	$291,403

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$1,524	$1,439
Revolving credit facilities	25,792	11,809
Accounts payable	35,610	28,687
Accrued expenses and other liabilities	22,296	26,338
Income taxes payable	1,438	998
Note payable	—	500

Total current liabilities	86,660	69,771
Long-term debt and capital lease obligations	44,556	114,799
Deferred income tax liability	229	533
Notes payable and other	15,148	12,798
Series A mandatorily redeemable preferred stock	2,511	2,066

Total liabilities	149,104	199,967

Series B mandatorily redeemable preferred stock	57,949	—

Stockholders’ equity:
Common stock — $0.001 par value, 75,000,000 shares authorized, 25,463,119 shares issued and outstanding at June 30, 2004	26	24
Additional paid-in-capital	151,764	138,661
Deferred compensation	(18,699)	(32,454)
Accumulated other comprehensive income (loss)	64	(152)
Stockholder receivables	(643)	(635)
Accumulated deficit	(35,290)	(14,008)

Total stockholders’ equity	97,222	91,436

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$304,275	$291,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Reorganized	Predecessor	Reorganized	Predecessor
	DDi Corp.	DDi Corp.	DDi Corp.	DDi Corp.
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales	$75,546	$56,223	$147,896	$117,884
Cost of goods sold:
Cost of goods sold	60,118	52,526	118,856	109,724
Non-cash stock based compensation and amortization of intangibles	2,611	—	9,064	—
Restructuring-related inventory impairment	—	1,736	499	1,736

Total cost of goods sold	62,729	54,262	128,419	111,460
Gross profit	12,817	1,961	19,477	6,424
Operating expenses:
Sales and marketing:
Non-cash stock based compensation	427	—	1,859	—
Sales and marketing expenses	4,736	4,846	9,254	9,401

Total sales and marketing	5,163	4,846	11,113	9,401
General and administration:
Non-cash stock based compensation	1,245	—	2,671	—
General and administrative expenses	4,899	4,250	9,280	8,359

Total general and administration	6,144	4,250	11,951	8,359
Amortization of intangibles	1,150	—	2,300	—
Goodwill impairment	—	2,000	—	2,000
Restructuring and other related charges	937	3,298	4,870	3,795
Reorganization charges	218	2,698	1,158	6,028

Operating loss	(795)	(15,131)	(11,915)	(23,159)
Interest expense (net) and other expense (net)	2,372	11,615	8,358	17,882

Loss before income taxes	(3,167)	(26,746)	(20,273)	(41,041)
Income tax (expense) benefit	(687)	609	(1,009)	1,076

Net loss	(3,854)	(26,137)	(21,282)	(39,965)
Less: Series B preferred stock dividends and accretion	(1,370)	—	(1,370)	—

Net loss allocable to common stock	$(5,224)	$(26,137)	$(22,652)	$(39,965)

Net loss per share — basic and diluted	$(0.21)	$(0.53)	$(0.90)	$(0.81)

Weighted average shares used to compute loss per share:
Basic and diluted	25,452,392	49,215,889	25,098,750	49,214,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Reorganized	Predecessor	Reorganized	Predecessor
	DDi. Corp.	DDi Corp.	DDi. Corp.	DDi Corp.
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss	$(3,854)	$(26,137)	$(21,282)	$(39,965)
Other comprehensive loss:
Foreign currency translation adjustments	(164)	1,124	216	412
Unrealized net loss for the period on interest rate swaps, net of income tax effect	—	(456)	—	(165)
Reclassification adjustment for loss on interest rate swap included in net loss	—	5,621	—	5,621
Unrealized holding gain on marketable securities — available for sale	—	9	—	4

Comprehensive loss	$(4,018)	$(19,839)	$(21,066)	$(34,093)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Reorganized	Predecessor
	DDi Corp.	DDi Corp.
	Six months	Six months
	ended	ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,282)	$(39,965)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,581	9,422
Amortization of debt issuance costs and discount	1,088	1,576
Amortization of intangible assets	3,068	—
Non-cash stock based compensation	12,817	5,118
Non-cash and accrued restructuring and other related charges	4,403	6,325
Loss on sale of fixed assets	163	5
Goodwill impairment	—	2,000
Series A preferred stock accrued dividends	1,250	—
Series A preferred stock accretion	445	—
Interest income on stockholder receivables	(9)	(9)
Deferred income taxes	(331)	(706)
Restructuring related inventory impairment	499	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,449)	6,521
Increase in prepaid expenses and other	(936)	(333)
(Increase) decrease in inventory	(3,759)	2,062
Increase (decrease) in accounts payable	7,220	(3,918)
Increase (decrease) in accrued expenses and other	(5,450)	1,623
Increase (decrease) in income tax payable	992	(777)

Net cash used in operating activities	(3,690)	(11,056)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,455)	(3,330)
Proceeds from sale of fixed assets	1,509	79
Purchases of marketable securities – available for sale	—	(56)
Proceeds from the release of restricted cash	7,500	—
Cash outflows related to acquisition earnout	(1,002)	—

Net cash provided by (used in) investing activities	3,552	(3,308)

Cash flows from financing activities:
Principal payments on capital leases	(1,018)	(1,642)
Principal payments on debt	(75,211)	(3,808)
Net borrowings on Europe Facilities Agreement	3,132	5,577
Borrowings on revolving credit facility	14,201	—
Payment of debt issuance costs	(2,150)	—
Payments on other notes payable	(500)	—
Proceeds from issuance of preferred stock	61,000	—
Proceeds from issuance of common stock	15,980	—
Costs incurred in connection with the issuance of common stock	(1,356)	—
Costs incurred in connection with series B preferred stock	(3,424)	—
Issuance of common stock through Employee Stock Purchase Plan	—	23
Proceeds from exercise of stock options	382	—

Net cash provided by financing activities	11,036	150

Effect of exchange rate changes on cash	(19)	(197)

Net increase (decrease) in cash and cash equivalents	10,879	(14,411)
Cash and cash equivalents, beginning of year	11,202	28,934

Cash and cash equivalents, end of period	$22,081	$14,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Corp. as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended June 30, 2004 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Description of Business

The Company is a leading provider of time-critical, technologically advanced, electronics manufacturing services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services to customers on a global basis, from its facilities located across North America and in England.

Fresh Start Accounting

In connection with DDi Corp.’s emergence from bankruptcy, the Company adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh start accounting, a new reporting entity, known as “Reorganized DDi Corp.” or the “Successor Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to “Predecessor DDi Corp.” or the “Predecessor Company” are references to the Company for periods prior to December 1, 2003 and references to the “Successor Company” are references to the Company for periods subsequent to November 30, 2003. The Successor Company’s financial statements are not comparable to the Predecessor Company’s financial statements. Although December 2, 2003, was the date the bankruptcy court approved the Company’s plan of reorganization and December 12, 2003, was the effective date of the plan of reorganization (and the date of the Company’s emergence from bankruptcy), for financial reporting convenience purposes, the Company accounted for the consummation of the plan of reorganization as of November 30, 2003. The impact of this was not material to these financial statements. There were no material unsatisfied conditions to the plan of reorganization as of December 2, 2003.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this statement had no effect on the Company’s financial position or results of operations.

In April 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earning per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company has incurred net operating losses during the three and six months ended June 30, 2004 and June 30, 2003, respectively, therefore the effect would be anti-dilutive.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	Reorganized DDi Corp.
	June 30,	December 31,
	2004	2003
Raw materials	$15,049	$12,254
Work-in-process	8,745	8,931
Finished goods	5,831	5,107

Total	$29,625	$26,292

NOTE 3. REVOLVING CREDIT FACILITIES, LONG TERM DEBT, AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	Reorganized DDi Corp.
	June 30,	December 31,
	2004	2003
Senior Credit Facility, net of unamortized discount of $895 at December 31, 2003	$—	$70,799
Dynamic Details Revolving Credit Facility (a)	13,500	—
16% Capital Senior Accreting Notes, face amount of $18,394, net of unamortized discount of $217 and $229 at June 30, 2004 and December 31, 2003, respectively	18,177	17,427
DDi Europe Facilities Agreement (b)	25,756	25,344
DDi Europe Working Capital Facility (b)	12,292	11,809
Capital lease obligations	2,147	2,668

Sub-total	71,872	128,047
Less: Current maturities	(1,524)	(1,439)
Less: Dynamic Details Revolving Credit Facility	(13,500)	—
Less: DDi Europe Working Capital Facility	(12,292)	(11,809)

Total	$44,556	$114,799

(a)	Interest rates are based on prime rate. The effective interest rate as of June 30, 2004, was 7.25%.

(b)	Interest rates are LIBOR-based. The effective interest rate as of June 30, 2004, was 6.54%.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Senior Credit Facility

In January 2004, the Company was required to use a portion of the proceeds ($4.5 million) from its private placement of common stock (see Note 15) to pay down a portion of the outstanding principal under the Dynamic Details Senior Credit Facility. On March 30, 2004, the Company repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and the related accrued interest and fees using proceeds from the private placement of its Series B-1 and Series B-2 preferred stock (see Note 6) and cash on hand of $14.9 million, including cash previously classified as restricted as of December 31, 2003. In connection with the full repayment and termination of the Dynamic Details Senior Credit Facility, the warrants previously issued to the lenders under the Dynamic Details Senior Credit Facility were terminated resulting in interest expense of $0.9 million during the quarter ended March 31, 2004.

Revolving Credit Facility

On March 30, 2004, immediately after the Dynamic Details’ Senior Credit Facility was paid off, Dynamic Details and the Company’s other North American subsidiaries entered into an asset based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of June 30, 2004, the Company was able to borrow up to $20.3 million against the revolving credit facility of which $13.5 million was drawn. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at June 30, 2004 was 7.25%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio which went into effect during the current quarter. The Company was in compliance with these covenants as of June 30, 2004. The Company incurred debt issuance costs of $2.2 million in connection with obtaining this revolving credit facility and will amortize such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. As of June 30, 2004, a total of $0.2 million of debt issuance costs had been amortized. On July 2, 2004, Dynamic Details repaid the amount drawn and, accordingly as of that date, had the full $20.3 million available.

Capital Senior Accreting Notes

On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Pursuant to the terms of its indenture, interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basisstarting June 15, 2004. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled interest payment date per the note indenture, of $18.4 million. On June 15, 2004, DDi Capital paid $0.7 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of June 30, 2004, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three and six months ended June 30, 2004, total accretion was $4,000 and $12,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi Europe Facilities Agreement

DDi Europe has a separate debt facility made up of £14.3 million ($25.8 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($18.1 million) for its European operations as of June 30, 2004. Any amounts drawn

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

under the working capital facility are payable upon demand by the lender. The term loan has a maturity date of December 30, 2007. Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.4 million ($13.4 million) of the working capital facility. In January 2004, the Company completed a private placement of its common stock (see Note 15), of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of this working capital facility. As of June 30, 2004, an aggregate of £6.8 million ($12.3 million) was outstanding under this working capital facility. The Company continues to work with the Bank of Scotland to address the near and long-term liquidity needs of its European business.

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

For the three and six months ended June 30, 2004, potentially dilutive shares from the exercise of stock options, warrants and Series B-1 and B-2 Convertible Preferred Stock were not included in diluted earnings per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2003, potentially dilutive shares from the exercise of stock options, warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive. The number of potentially dilutive shares of common stock for the three months ended June 30, 2004 and 2003 were 3,103,523 (Reorganized DDi Corp.) and 12,626,486 (Predecessor DDi Corp.), respectively, and for the six months ended June 30, 2004 and 2003, were 5,133,080 (Reorganized DDi Corp.) and 12,628,162 (Predecessor DDi Corp.), respectively.

NOTE 5. SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. On December 12, 2003, the Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Preferred Stock (the “Series A Preferred”) and issued such shares to the Company’s former Convertible Subordinated Noteholders. The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory cash redemption date of January 31, 2009. The Series A Preferred will only be paid to the extent there is value, as defined in the Certificate of Determination , in DDi Europe beyond what is owed on the DDi Europe Facility Agreement. As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the Series A Preferred at its estimated fair value of $2 million. This estimated fair value was based on the valuation of an independent third party. The Company is accreting the Series A Preferred to the amount expected to be paid at maturity using the effective interest method. Total accretion for the six months ended June 30, 2004 was $0.4 million, with such amount being reflected as interest expense. Total accrued dividends (also recorded as interest expense) were $0.6 million and $1.1 million for the three and six months ended June 30, 2004; respectively, and are included in “Notes payable and other” in the accompanying balance sheet. The Series A Preferred must be redeemed by the Company on the later of January 31, 2009 or the date on which all obligations unde rthe DDi Europe facility Agreement have been paid in full. The Series A Preferred is subject to redemption at the option of the holders upon certain changes in control. The holders of the Series A Preferred will vote as a class and have the right to direct Reorganized DDi to elect four directors to the board of directors of DDi Europe. The holders of the Series A Preferred are also entitled to 1/100 of one vote for each share of Series A Preferred held.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before placement fees and offering expenses. Each share of the Series B Preferred is initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred was issued. In addition, the Series B Preferred is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred when required. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years. In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if Reorganized DDi Corp.’s common stock trades above $20.75 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using Reorganized DDi Corp.’s common stock. The Company recorded the redemption value of the Series B Preferred, $61.0 million net of issuance costs of $3.3 million, in the mezzanine section of the balance sheet as of March 31, 2004 in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Company will amortize the $3.3 million of related debt issuance costs using the effective interest method based on the Series B Preferred holders’ redemption option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance. For the three months ended June 30, 2004, $0.4 million of debt issuance costs have been amortized.

On March 30, 2004, the Company repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees using proceeds of $54.8 million from the private placement of the Series B Preferred (see Note 3).

NOTE 7. STOCK OPTIONS

In connection with the Company’s emergence from Chapter 11 bankruptcy, on December 19, 2003, Reorganized DDi Corp. adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. DDi has reserved an aggregate of 600,000 shares of common stock of Reorganized DDi Corp. for issuance under the 2003 Directors Plan. The directors of the Company approved the grant of options to purchase 500,000 shares of common stock of the Company to the Company’s five non-employee directors (each receiving a grant of 100,000 options) at $5 per share on December 19, 2003 subject to the approval of the Directors’ Plan by the shareholders of the Company. On May 26, 2004, the shareholders approved the Directors Plan and, accordingly, the grant of these shares. The vesting on these shares is 40% immediately upon approval of grant by shareholders and 20% each year thereafter on December 19th of each year from 2004 through 2006. The Company is recording compensation expense related to these options.

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, compensation expense is recognized when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. During the three and six months ended June 30, 2004, the Company recorded compensation expense related to stock options granted of $ 4.3 million and $12.8 million, respectively.

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

The Company determined its pro forma results below using the alternate fair value method as prescribed by SFAS No. 123. Under the fair value based method of accounting for stock-based employee compensation, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years, a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

determined consistent with SFAS No. 123, DDi Corp.’s net loss and net loss per share would have been as follows (amounts in millions, except per share data):

	Reorganized	Predecessor	Reorganized	Predecessor
	DDi Corp.	DDi Corp.	DDi Corp.	DDi Corp.
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss:
As Reported – basic and diluted	$(5.2)	$(26.1)	$(22.7)	$(40.0)
Less: non-cash compensation expenses under FAS 123	(5.8)	(4.1)	(16.5)	(4.1)
Add: non-cash compensation expenses under APB 25, net of tax	4.3	—	12.8	—

Pro Forma	(6.7)	$(30.2)	(26.4)	$(44.1)
Net loss per share — basic and diluted:
As Reported	$(0.21)	$(0.53)	$(0.90)	$(0.81)
Pro Forma	$(0.26)	$(0.61)	$(1.05)	$(0.90)

NOTE 8. INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding. Currently, several of the Company’s current and former officers and directors are named defendants in a securities class action lawsuit. At this time, management believes that the Company will not incur significant costs associated with these matters.

NOTE 9. ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition. In the first quarter of 2004, DDi Europe amended the original sales agreement and replaced it with a settlement in an amount of £1.5 million ($2.7 million) plus related interest to be paid by June 30, 2006 in place of the contingent consideration. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill. In the three and six months ended June 30, 2004 approximately $0.3 million and $0.5 million, respectively, of additional consideration was paid.

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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

geographical areas, domestic (U.S.A.) and international. Revenues are attributed to the country to which the product is sold. Revenues by product and service are not reported as it is impracticable to do so.

The following table summarizes net sales by geographic area (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor
	DDi Corp.	DDi Corp.	DDi Corp.	DDi Corp.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales:
Domestic	$45,666	$33,349	$90,286	$71,090
Europe (a)	25,913	20,760	50,777	41,453
Other	3,967	2,114	6,833	5,341

Total	$75,546	$56,223	$147,896	$117,884

(a)	Sales to the United Kingdom represent the majority of the sales to Europe.

The following table summarizes long-lived assets by geographic area (in thousands):

	Reorganized DDi Corp.
	June 30,	December 31,
	2004	2003
Long-lived assets:
Domestic	$159,743	$167,419
International	38,544	37,143

Total	$198,287	$204,562

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

As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $105.4 million and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships in North America and the remaining $1.9 million relates to the backlog in North America. Amortization related to customer relationships in North America for the three months and six months ended June 30, 2004, was $1.1 million and $2.3 million, respectively. Amortization related to backlog in North America for the three and six months ended June 30, 2004, was $0 million and $0.8 million, respectively, and is reported as a component of cost of goods sold.

In March 2004, the Company amended the contingent consideration relating to the acquisition of Kamtronics (see Note 9) and replaced it with a settlement of £1.5 million ($2.7 million) plus related interest to be paid by June 30, 2006. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

Reorganized
DDi Corp
Six months ended
June 30,
2004
Beginning balance	$105,452
Goodwill increases, primarily due to Kamtronics	1,688

Ending balance	$107,140

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

In the second quarter of 2003, Predecessor DDi Corp. recorded charges totaling $5.0 million relating to the sale of the Company’s Dallas-based electronics enclosure operations and management’s plan to down-size its Anaheim, California and Virginia facilities. Such charges consisted of $1.7 million relating to impairment of inventory which were reflected as a component of cost of goods sold, $1.0 million relating to impairment of net property, plant and equipment primarily related to the Dallas-based electronics enclosure operations the Company sold, $0.3 million in estimated facilities closure costs, $0.1 million in other exit costs, $0.6 million in severance charges and $1.3 million in accrued restructuring expenses.

In the first quarter of 2004, the Company closed its operations in Tolworth, England. In connection therewith, DDi Corp. recorded charges totaling $4.4 million which were classified as “Restructuring and other related charges” and ‘Restructuring-related inventory impairment.” The charges represented an inventory impairment of $0.5 million recorded as cost of goods sold, $2.1 million relating to impairment of net property, plant and equipment primarily related to Tolworth’s operations, $0.4 million credit relating to the reduction of capital lease obligations, $0.6 million in severance and other exit costs, $0.2 million in estimated facilities closure costs, and $1.4 million in accrued expenses for the quarter. The accrued restructuring expenses of $1.4 million consist of $0.2 million related to severance and other exit costs as well as $1.2 million related to costs associated with readying facilities for disposition, primarily an estimate of the cost to exit a facility lease.

“Restructuring and other related charges” recorded in the second quarter of 2004 totaled $0.9 million. Such charges consist of $0.6 million relating to impairment of net property, plant and equipment primarily related to the closure of the Tolworth operations in Europe, $0.1 million in severance costs, $0.1 million in estimated facilities closure costs and $0.1 million in other exit costs.

Total accrued restructuring expenses at June 30, 2004 were $2.1 million. These accrued restructuring expenses represent $0.1 million in severance and related expenses, $1.9 million in estimated facilities closure costs, and $0.1 million in other exit costs. The Company expects to pay these accrued amounts through 2005.

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

In the second quarter of 2003, the Company recorded reorganization charges of $2.7 million. Of these amounts, $1.9 million was related to professional fees and $0.8 million is related to personnel retention costs under the KERP.

Reorganization charges in the first quarter of 2004 were $0.9 million relating to professional fees and other costs associated with the reorganization of Reorganized DDi Corp.’s debt structure.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

In the second quarter of 2004, the Company recorded reorganization charges of $0.2 million. These amounts were primarily related professional fees and costs associated with the KERP.

Total accrued reorganization expenses at June 30, 2004 were $0.2 million. These accrued reorganization expenses primarily represent the personnel retention costs under the KERP. The Company expects to pay these amounts in the third quarter of 2004.

NOTE 14. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding gains on marketable securities classified as available-for-sale and unrealized net gains on interest rate swaps and related unrealized net tax impact.

NOTE 15. PRIVATE PLACEMENT

On January 21, 2004, the Company completed a private placement of 1,000,000 shares of common stock to institutional investors for gross proceeds of $15,980,000, before placement fees and offering expenses of $1.5 million. The shares of common stock were priced at $15.98 per share, which represented a 6% discount against the trading price of DDi Corp.’s common stock as of January 9, 2004. The Company was required to use a portion of the proceeds, $4.5 million, to pay down the then outstanding Dynamic Details Senior Credit Facility. In addition, the Company used certain of the proceeds to pay in full the note payable to the Company’s independent financial adviser plus accrued interest, $0.5 million, and to pay down $4.0 million of the DDi Europe working capital facility. Each of these payments was made in January 2004. In connection with the completion of this private placement, the amount of warrants issued to the holders of the Senior Accreting Notes was adjusted, pursuant to the anti-dilution provisions of the warrants. (see Note 3).

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

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this statement had no effect on the Company’s financial position or results of operations.

In April 2004, the Emerging Issues Task Force (“EITF’) issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earning per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company has incurred net operating losses during the three and six months ended June 30, 2004 and June 30, 2003, respectively, therefore the effect would be anti-dilutive.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net Sales

Net sales increased $19.3 million (34%) to $75.5 million for the three months ended June 30, 2004, from $56.2 million for the same period in 2003. The increase in net sales was due to strengthening in demand experienced in our North American operations and European operations, a focus on higher technology products and increases in pricing. Higher pricing is the result of shorter delivery requirements, higher layer counts and other high-technology features.

Overall, revenue mix remained consistent with proportional growth in both PCB operations and assembly services. Geographically, the mix was also fairly constant with Europe contributing approximately one-third of net sales for the second consecutive quarter.

In terms of the percentage of our net sales attributable to each of the principal end markets that we served, communication and networking was 45% of net sales in the second quarter of 2004 compared with 37% in the second quarter of 2003. The increase in net sales in the communication and networking markets was due primarily to increased activity in wireless applications, both infrastructure and handsets. Medical, test and industrial was 22% of net sales in the second quarter of 2004, compared with 24% for the same period of 2003. High end computing was 16% of net sales, compared with 17% for the first quarter of 2003. Military and aerospace was 1% of net sales for the first quarter of 2004, as compared to 15% for the same period last year.

Gross Profit

Gross profit for the three months ended June 30, 2004 was $12.8 million (17% of net sales) as compared to $2.0 million (4% of net sales) for the second quarter 2003. Gross profit for the second quarter of 2004 increased due to increases in net sales resulting principally from increased demand, our shift of focus to higher technology products and our ability to better leverage our operating resources. Gross profit included non-cash stock based compensation charges and amortization of intangibles totaling $2.6 million and restructuring related imventory impairment of $1.7 million for the three months ended June 30, 2004 and 2003, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million (8%) to $5.2 million for the three months ended June 30, 2004, from $4.8 million for the same period in 2003. The increase resulted from the $0.4 million non-cash compensation sales and marketing charges and the increase in net sales recorded in the three months ended June 30, 2004 offset by decreases in sales and marketing expenses in our European operations resulting from cost control efforts.

General and Administration Expenses

General and administration expenses increased $1.8 million (42%) to $6.1 million for the three months ended June 30, 2004, from $4.3 million for the same period in 2003. The increase was due to the $1.2 million non-cash compensation general and administration charges recorded during the three months ended June 30, 2004 and the $0.6 million increase in professional fees and costs attributable to the Sarbanes-Oaxley Section 404 certification project.

Restructuring and Other Related Charges

Restructuring and related charges were $0.9 million for the three months ended June 30, 2004, compared to $5.0 million for the same period in 2003. Such charges in the current quarter primarily relate to the Company’s European operations. During the second quarter of 2004, the Company closed its Tolworth facility incurring the following charges: (a) $0.6 million relating to impairment of net property, plant and equipment; (b) $0.1 million in severance and other exit costs; and (c) $0.2 million related to readying facilities for closure. In the second quarter of 2003, Predecessor DDi Corp. recorded charges totaling $5.0 million. Such charges related to the sale of the Company’s Dallas-based electronics enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces and consisted of (a) $1.7 million relating to impairment of inventory which were reflected as a component of cost of goods sold; (b) $1.0 million relating to impairment of net property, plant and equipment; (c) $0.3 million in estimated facilities closure costs; (d) $0.1 million in other exit costs; (e) $0.6 million in severance charges; and (f) $1.3 million in accrued restructuring expenses

Reorganization Expenses

Reorganization charges for the second quarter of 2004 were $0.2 million relating to professional fees and other costs associated with the reorganization of our debt structure and costs relating to our Key Employee Retention Program. Reorganization charges for the second quarter of 2003 were $2.7 million. Such charges represent $1.9 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.8 million of costs relating to our Key Employee Retention Program.

Net Interest Expense

Net interest expense for the second quarter 2004 decreased to $2.4 million, from $11.6 million for the corresponding period in 2003. The decrease in net interest expense is due principally to the termination of the Company’s 5.25% and 6.25% Convertible Subordinated Notes in December 2003, the repayment of the Dynamic Details Senior Credit Facility in March 2004 and the termination of the swap agreement related to the Dynamic Details Senior Credit Facility in June 2003.

Income Taxes

Net tax expense for the second quarter 2004 was $0.7 million as compared to income tax benefit of $0.6 million for the same period in 2003. Income tax expense in the second quarter of 2004 was net of changes in valuation allowances applied to both U.S. and European deferred tax assets that would otherwise have been recorded for the quarter. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net Sales

Net sales increased $30.0 million (25%) to $147.9 million for the six months ended June 30, 2004, from $117.9 million for the same period in 2003. The increase in net sales was due to strengthening in demand experienced in our North American operations and European operations, a focus on higher technology products and increases in pricing. Higher pricing is the result of shorter delivery requirements, higher layer counts and other high-technology features.

Gross Profit

Gross profit for the six months ended June 30, 2004 was $19.5 million (13% of net sales) as compared to $6.4 million (5% of net sales) for the same period in 2003. Gross profit for the six months ended June 30, 2004 increased due to the increases in pricing resulting principally from increased demand, our shift of focus to higher technology products and our ability to better leverage our operating resources. Gross profit included non-cash stock based compensation charges and amortization of intangibles totaling $9.6 million and restructuring related inventory impairment $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million (18%) to $11.1 million for the six months ended June 30, 2004, from $9.4 million for the same period in 2003. The increase resulted from the $1.9 million non-cash sales and marketing charges recorded in the first quarter of 2004, partially offset by improved operational efficiencies.

General and Administration Expenses

General and administration expenses increased $3.6 million (43%) to $12.0 million for the six months ended June 30, 2004, from $8.4 million for the same period in 2003. The increase was due to the $2.7 million non-cash compensation charges recorded during the six months ended June 30, 2004 and the $0.6 million increase in professional fees and costs attributable to the Sarbanes-Oxley Section 404 certification project.

Restructuring and Other Related Charges

Restructuring and related charges were $4.9 million for the six months ended June 30, 2004, compared to $3.8 million for the same period in 2003. Restructuring charges for the six months ended June 30, 2004 relate primarily to the closure of the Tolworth operations in Europe and consisted of (a) $2.7 million of impairment of net property, plant and equipment; (b) $0.7 million of severance costs; (c) $0.4 million of facilities closure costs; (d) $0.5 million of impaired inventory charges; and (e) $1.4 million in accrued charges, all offset by a $0.4 million credit resulting from a reduction in capital lease obligations in the first quarter of 2004. Restructuring charges for the six months ended June 30, 2003 represent the costs associated with the sale of certain assets of the Company’s Dallas-based electronic enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces.

Reorganization Expenses

Reorganization charges for the six months ended June 30, 2004 were $1.2 million. Such charges represent $1.1 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.1 million of costs relating to our Key Employee Retention Plan. Reorganization charges for the six months ended June 30, 2003 were $6.0 million. These charges represented $3.9 million of costs relating to professional fees incurred in connection with efforts to effect a plan of reorganization to deleverage the Company’s capital structure and $2.1 million of costs relating to our Key Employee Retention Program.

Net Interest Expense

Net interest expense for the six months ended June 30, 2004 decreased to $8.4 million, from $17.9 million for the corresponding period in 2003. The decrease in net interest expense is due principally to the termination of the Company’s 5.25% and 6.25% Convertible Subordinated Notes in December 2003, the repayment of the Dynamic Details Senior Credit Facility and the termination of the swap interest agreement related to the Dynamic Details Senior Credit Facility in June 2003.

Income Taxes

Net tax expense for the six months ended June 30, 2004 was $1.0 million as compared to income tax benefit of $1.1 million for the same period in 2003. Income tax expense in the six months ended June 30, 2004 was net of changes in valuation allowances applied to both U.S. and European deferred tax assets that would otherwise have been recorded for the quarter. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Liquidity and Capital Resources

General

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents. We believe that our cash on hand, cash generated by operations, cash proceeds from our private placements in January and March 2004 and the new Dynamic Details asset based revolving credit facility (expanded in second quarter of 2004 to include Canadian operations) will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months for our North American operations.

With the increase in net sales attributable to DDi Europe during the three months ended June 30, 2004, the business of DDi Europe has experienced an increased demand for working capital. As of July 31, 2004, DDi Europe had substantially drawn on the total amount of funds practically available under the DDi Europe Revolving Credit Facility which is described below under the caption “Current Indebtedness of the Company – DDi Europe Facilities Agreement.” Due to restrictions set forth in the Dynamic Details Revolving Credit Facility and the Indenture with the Senior Accreting Noteholders, we may not be able to make additional cash contributions to help the working capital needs of DDi Europe. For the six months period ended June 30, 2004, we contributed $4.3 million in working capital funds to DDi Europe. To the extent that DDi Europe is unable to generate cash sufficient to fund its operations and we are unable to make additional cash contributions, DDi Europe must seek alternative funding sources or take steps to restructure its operations. See also “Factors That May Affect Future Results” for further discussion of the risks associated with this matter.

Consolidated Cash Flows

Net cash used in operating activities for the six months ended June 30, 2004 was $3.6 million, compared to $11.1 million for the six months ended June 30, 2003. The decrease in net cash used in operating activities is due to growth in sales and gross profit.

Net cash provided by investing activities for six months ended June 30, 2004 was $3.6 million compared to $3.3 million cash used for the six months ended June 30, 2003. The increase in cash provided by investing activities is due to the lifting of the restriction of cash and cash equivalents resulting from the repayment of the Senior Credit Facility and an increase in proceeds from sales of fixed assets due to the sale of land and building in Garland, Texas during the quarter ended March 31, 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 was $10.9 million compared to $0.2 million for the six months ended June 30, 2003. The increase in cash provided by financing activities is due primarily to the proceeds received from borrowings on the new asset-based revolving credit facility.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2004 were $4.6 million compared to $3.3 million for the six months ended June 30, 2003. Capital expenditures increased because the Company required more investment in property, plant and equipment in 2004 primarily associated with technology-related improvements.

Capital Raising Transactions in the six months ended June 30, 2004

On January 21, 2004, we issued 1,000,000 shares of our common stock to two institutional investors in a private placement for a total gross proceeds of $15,980,000. Immediately after the closing of that transaction, we used $0.9 million of the proceeds to pay down the Dynamic Details Senior Credit Facility, $4.0 million of the proceeds to pay down the DDi Europe revolving credit facility and $0.8 million of the proceeds to pay our placement agent and advisor. The remaining proceeds have been, and will continue to be, used for general corporate purposes.

On March 30, 2004, we issued 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors in a private placement at a price of $47.40 per share for an aggregate sales price of $61 million before placement fees and offering expenses (collectively, the “Series B Preferred”). Each share of the Series B Preferred is initially convertible into four shares of our common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments. Immediately after the closing of this transaction, on March 30, 2004, we repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees thereon using proceeds of $54.8 million from the private placement of the Series B Preferred and $14.0 million cash on hand, including $7.5 million in restricted cash which was in an account deposited with the lender of such senior credit facility.

The Series B Preferred bear dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. We also have the right to redeem the Series B Preferred if our common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved the motion to allow us to have the option to make dividend and redemption payments using our common stock.

Current Indebtedness of the Company

$40 million Revolving Credit Facility

On March 30, 2004, Dynamic Details and our North American subsidiaries entered into a three-year, $40,000,000 asset-based revolving credit facility with General Electric Capital Corporation, as agent and lender. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. The interest rate at closing is LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. On a go-forward basis, pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at June 30, 2004 was 7.25%. Availability under the credit facility is based on Dynamic Details reaching various liquidity and borrowing base tests. Dynamic Details was required to have initial liquidity (after giving effect to the initial revolving credit advances) of at least $15.0 million. The credit facility contains customary representations and warranties, covenants and events of default for a facility of this size including covenants which have a limit on the level of capital expenditures and a minimum fixed charge ratio which went into effect in the current quarter. Dynamic Details’ ability to pay dividends to us is limited under the asset-based revolving credit facility. The credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The asset-based credit facility is secured by the assets of our domestic operating subsidiary, Dynamic Details. In addition, the common stock of DDi Intermediate, DDi Capital and Dynamic Details is pledged as collateral to secure the credit facility. At June 30, 2004, Dynamic Details was able to borrow up to $20.3 million on this facility, of which $13.5 million was drawn. On July 2, 2004, we repaid the amount drawn and, accordingly as of that date, had the full $20.3 million available.

DDi Europe Facilities Agreement

DDi Europe has a separate European debt facility made up of £14.3 million ($25.8 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($18.1 million) for its European operations. Any amounts drawn under the working capital facility are repayable upon demand by the lender. Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.4 million ($13.4 million) of the working capital facility. As of June 30, 2004, an aggregate of £6.8 million ($12.3 million) was outstanding under the DDi Europe working capital facility. As of July 31, 2004, DDi Europe had substantially drawn the full £7.4 million practically available under that facility.

DDi Capital Accreting Notes

The DDi Capital 16% senior accreting notes due 2009 were issued in an original principal amount of $17.7 million and will mature on January 1, 2009. The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee. The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basisstarting June 15, 2004. On June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash pursuant to the note indenture due to the decrease in DDi Capital’s leverage ratio. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled interest payment date per the note indenture, of $18.4 million. On June 15, 2004, DDi Capital paid $0.7 million in interest. The notes mature on January 1, 2009 and are redeemable by DDi Capital. The DDi Capital senior accreting notes may be redeemed at the option of DDi Capital, in whole at any time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We have not redeemed any notes as of June 30, 2004. Each holder of the senior accreting notes also received a warrant to purchase a pro rata portion of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes. DDi Capital’s ability to pay dividends to us and the ability of DDi Capital and its subsidiaries (including Dynamic Details) to enter into other transactions with us and our subsidiaries is limited under an indenture relating to the senior accreting notes.

Series A Mandatorily Redeemable Preferred Stock

In connection with the plan of reorganization, the DDi Corp. issued 1,000,000 shares of its Series A Preferred Stock to its former convertible subordinated noteholders. The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of the later of January 31, 2009 or the date that all obligations under the DDi Europe Facility Agreement are paid in full. All accrued dividends on the Series A Preferred Stock must be paid before any DDi Europe assets may be used to pay dividends on shares of our common stock. The Series A Preferred will only be paid to the extent there is value, as defined in the related certificate of determination, in DDi Europe beyond what is owed on the DDi Europe Facility Agreement.

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of June 30, 2004:

Payments Due by Period
(in millions)

	For the Six Months
	Ending December 31,	Year Ending December 31,
Commitments	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt (a)	$—	$3.6	$10.8	$11.3	$—	$18.2	$43.9
Series A mandatorily redeemable preferred stock (b)	$—	—	—	—	—	15.0	15.0
Series B mandatorily redeemable preferred stock (b)	$—	—	—	—	—	61.0	61.0
Capital Lease Obligations	$1.1	1.0	—	—	—	—	2.1
Operating Leases	4.5	8.7	7.4	6.2	5.3	8.5	40.6

Total Commitments	$5.6	$13.3	$18.2	$17.5	$5.3	$102.7	$162.6

(a)	Amounts include DDi Europe Facilities Agreement and DDi Capital Accreting Notes.

(b)	Amounts payable are due to mandatory redemption feature of the respective preferred stock instrument.

Factors That May Affect Future Results

We have had a history of losses and our return to profitability is not assured.

We incurred net losses of approximately $288.1 million and $85.1 million during the fiscal years ended December 31, 2002 and December 31, 2001, respectively. We sought protection under Chapter 11 of the U.S. Bankruptcy Code in August 2003. On December 12, 2003, we emerged from Chapter 11 protection pursuant to our plan of reorganization, under which our equity ownership and capital structure was significantly altered and for new independent directors were elected to our seven-member board. Our return to profitability is not assured and we cannot assure you that we will grow or achieve profitability in the near future, or at all.

The terms of our lending arrangements may restrict our financial and operational flexibility.

The terms of our indebtedness under our Dynamic Details asset based revolver restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Europe, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Substantially all of the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement.

DDi Europe may not be able to generate cash or otherwise arrange for additional funds sufficient to fund its operations, in which case it may be compelled to restructure its operations.

With the increase in net sales attributable to DDi Europe during the three months ended June 30, 2004, the business of DDi Europe has experienced an increase demand for working capital. As of July 31, 2004, DDi Europe had substantially drawn on the total amount of funds practically available under the DDi Europe Revolving Credit Facility. Due to restrictions set forth in the Dynamic Details Revolving Credit Facility and the Indenture with the Senior Accreting Noteholders, we may not be able to make additional cash contributions to help the working capital needs of DDi Europe. For the six months period ended June 30, 2004, we contributed $4.3 million in working capital funds to DDi Europe. To the extent that DDi Europe is unable to generate cash sufficient to fund its operations and we are unable to make additional cash contributions, DDi Europe must seek alternative funding sources or take steps to restructure its operations. There is no guarantee that DDi Europe will be able to generate cash sufficient to fund its operations or to acquire other funds. Further, in the event that DDi Europe is compelled to seek funds from the Bank of Scotland in excess of the £7.4 million credit guideline prescribed by the Bank of Scotland, the Bank of Scotland could refuse such attempt to borrow up to the maximum borrowing limit of £10.0 million and could take measures to protect its collateral, including appointment of a receiver or initiation of insolvency proceedings. Such actions could have a material adverse effect upon the value of our common stock. We continue to work with the Bank of Scotland to address the short and long-term liquidity needs of DDi Europe.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

•	to fund our operations beyond June 30, 2005;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

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

Although we have a large number of customers, net sales to our largest customer accounted for approximately 7% of our net sales for the six months ended June 30, 2004. Net sales to our ten largest customers accounted for approximately 29% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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

Two of our officers and directors are named defendants in a securities class action lawsuit, which could divert management attention and result in substantial indemnification costs.

Certain of our current and former officers and directors have been named as defendants in a securities class action lawsuit. Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to this class action lawsuit, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, this lawsuit could divert management attention from our day-to-day operations, which could have a material adverse effect on our business.

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

The trading price of our common stock may be subject to wide fluctuations and volatility.

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

In addition, limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Dynamic Details revolving credit facility and DDi Europe Facilities Agreement bear interest at floating rates and the Senior Accreting Notes bear interest at fixed rates.

The Dynamic Details revolving credit facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at June 30, 2004 was 7.25%. The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending March 31, 2005, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of June 30, 2004, six-month U.K. LIBOR was 5.04%. If six-month U.K. LIBOR increased by 10% to 5.54%, interest expense related to the term loan facility would increase approximately $0.1 million. The overall effective interest rate for the term loan facilities, as of June 30, 2004, was 6.54%.

All other financial instruments of the Company bear fixed rates of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations; however, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately ($0.6) million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with the above-referenced evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Legal Proceedings

In October and November 2003, several class action complaints were filed against certain of our current and former officers and directors in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the Securities Exchange Act of 1934 (“Exchange Act”). In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against similar parties, but also adding causes of action under the Securities Act of 1933 (“Securities Act”) in connection with the Company’s February 2001 public offering of common stock. The latter complaint also named as defendants a private investment firm and the underwriters of the secondary offering.

On December 16, 2003, a federal district court judge consolidated the Central District of California actions into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). On May 21, 2004, the Court appointed as Lead Plaintiffs Paul Poppe, LeRoy Schneider, and Rand Skolmick. On July 26, 2004, the Lead Plaintiffs filed a consolidated amended complaint on behalf of all persons or entities who purchased Company common stock between December 19, 2000 and April 29, 2002, including those who acquired Company common stock pursuant to, or traceable to, its February 14, 2001 public offering of common stock. The consolidated amended complaint seeks unspecified damages and alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period, including reported and projected financial results in connection with the registration statement and prospectus for the public offering. Neither the Company nor any of it subsidiaries were named as a defendant in this consolidated amended complaint.

Pursuant to a November 12, 2003 scheduling order, the Defendants will respond to this complaint on or before September 9, 2004. The Company believes the claims are without merit and that the action will be defended vigorously. However, there can be no assurance that the defendants will succeed in defending or settling this action. The Company cannot ensure that the action will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Item 6. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of DDi Corp. was held on May 26, 2004 for the purpose of (a) electing seven directors to the Board of Directors (b) voting on a proposal to approve the potential issuance of more than 19.9% of the shares of the Company’s common stock (i) upon conversion of the Series B-1 and Series B-2 Preferred Stock of the Company; (ii) as payment for dividends on the Series B-1 and Series B-2 Preferred Stock of the Company; and (iii) upon redemption of the Series B-1 and Series B-2 Preferred Stock of the Company, all in accordance with the Company’s Certificate of Designation of Series B Preferred Stock; (c) voting on a proposal to approve the Company’s 2003 Directors Equity Incentive Plan; and (d) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

     Robert J. Amman, David Blair, Robert Guezuraga, Jay B. Hunt, Andrew E. Lietz, Bruce D. McMaster and Carl R. Vertuca, Jr. were elected to serve as directors of the Company for one-year terms expiring at the 2005 Annual Meeting of Stockholders.

     The tabulation of the votes cast for the election of Messrs. Amman, Blair, Guezuraga, Hunt, Lietz, McMaster and Vertuca was as follows:

	Votes For	Votes Withheld
Robert J. Amman	24,296,351	15,670
David Blair	24,401,108	10,913
Robert Guezuraga	24,356,241	55,780
Jay B. Hunt	24,361,006	51,015
Andrew E. Lietz	24,360,996	51,025
Bruce D. McMaster	22,411,133	2,000,888
Carl R. Vertuca, Jr.	24,396,343	15,678

     The proposal to approve the potential issuance of more than 19.9% of the shares of the Company’s common stock (i) upon conversion of the Series B-1 and Series B-2 Preferred Stock of the Company; (ii) as payment for dividends on the Series B-1 and Series B-2 Preferred Stock of the Company; and (iii) upon redemption of the Series B-1 and Series B-2 Preferred Stock of the Company, all in accordance with the Company’s Certificate of Designation of Series B Preferred Stock, was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
10,351,021	2,082,151	78,109	10,417,432

     The proposal to approve the Company’s 2003 Directors Equity Incentive Plan was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
11,916,905	2,571,910	210	8,439,688

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
24,405,208	6,078	135	0

Item 7. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
10.1	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.

10.2	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.

10.3	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.

10.4	Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.

10.5	Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.

10.6	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.

10.7	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.

10.8	Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The following Current Reports on Form 8-K were filed in the quarterly period ended June 30, 2004:

     (i) On April 7, 2004, DDi Corp. filed a report on Form 8-K dated March 31, 2004 announcing the completion of a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to certain institutional investors for gross proceeds of $61,000,000 before placement fees and offering expenses.

     (ii) On April 27, 2004, DDi Corp. filed a report on Form 8-K dated April 27, 2004 announcing the issuance of a press release for the quarterly period ending March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 13, 2004	DDi CORP.
	By:	/s/ Joseph Gisch
Joseph Gisch
Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.

10.2	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.

10.3	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.

10.4	Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.

10.5	Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.

10.6	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.

10.7	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.

10.8	Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.