Form 10-Q
period 2004-09-30
DDI CORP
filed 2004-11-12
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

As of November 5, 2004, DDi Corp. had 25,463,119 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended September 30, 2004

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2004 (Reorganized DDi Corp.) and December 31, 2003 (Reorganized DDi Corp.) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.) (unaudited)	5

	Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (Reorganized DDi Corp.) and 2003 (Predecessor DDi Corp.) (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signature		33

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

In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, some important factors that could cause actual results or outcomes for DDi Corp. or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;

•	our ability to sustain historical margins as the industry develops;

•	increased competition;

•	increased costs;

•	our ability to retain key members of management;

•	our ability to satisfactorily address the adverse liquidity position related to DDi Europe;

•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

•	other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DDi CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	Reorganized DDi Corp.
	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$7,894	$11,202
Cash, cash equivalents and marketable securities - restricted	—	7,500
Accounts receivable, net	48,431	39,140
Inventories	29,727	26,292
Prepaid expenses and other	4,013	2,707

Total current assets	90,065	86,841
Property, plant and equipment, net	65,924	74,918
Debt issuance costs, net	1,969	—
Goodwill	99,356	105,452
Other intangibles, net	19,158	23,376
Other	715	816

Total assets	$277,187	$291,403

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$4,203	$1,439
Revolving credit facilities	13,101	11,809
Accounts payable	34,040	28,687
Accrued expenses and other liabilities	23,576	26,338
Income taxes payable	1,377	998
Note payable	—	500

Total current liabilities	76,297	69,771
Long-term debt and capital lease obligations	41,472	114,799
Deferred income tax liability	187	533
Notes payable and other	13,866	12,798
Series A mandatorily redeemable preferred stock	2,768	2,066

Total liabilities	134,590	199,967

Series B mandatorily redeemable preferred stock	58,441	—

Stockholders’ equity:
Common stock - $0.001 par value, 75,000,000 shares authorized, 25,463,119 and 23,749,926 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	26	24
Additional paid-in-capital	151,328	138,661
Deferred compensation	(14,688)	(32,454)
Accumulated other comprehensive income (loss)	235	(152)
Stockholder receivables	(648)	(635)
Accumulated deficit	(52,097)	(14,008)

Total stockholders’ equity	84,156	91,436

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$277,187	$291,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Reorganized DDi Corp.	Predecessor DDi Corp.	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Net sales	$72,247	$59,445	$220,143	$177,329
Cost of goods sold:
Cost of goods sold	63,121	52,864	181,977	162,588
Non-cash stock based compensation and amortization of intangibles	2,580	—	11,644	—
Restructuring-related inventory impairment	—	—	499	1,736

Total cost of goods sold	65,701	52,864	194,120	164,324

Gross profit	6,546	6,581	26,023	13,005

Operating expenses:
Sales and marketing:
Non-cash stock based compensation	638	—	2,497	—
Sales and marketing expenses	4,471	4,233	13,725	13,634

Total sales and marketing	5,109	4,233	16,222	13,634

General and administration:
Non-cash stock based compensation	760	—	3,431	—
General and administrative expenses	5,759	4,180	15,039	12,539

Total general and administration	6,519	4,180	18,470	12,539

Amortization of intangibles	1,150	—	3,450	—
Goodwill impairment	7,252	427	7,252	2,427
Restructuring and other related charges	273	(800)	5,143	2,995
Reorganization charges	—	2,257	1,158	8,285

Operating loss	(13,757)	(3,716)	(25,672)	(26,875)
Loss on interest rate swap termination	—	—	—	5,621
Interest expense (net) and other expense (net)	2,740	4,427	11,098	16,688

Loss before reorganization proceeding expenses and income taxes	(16,497)	(8,143)	(36,770)	(49,184)
Reorganization proceeding expenses	—	4,299	—	4,299

Loss before income taxes	(16,497)	(12,442)	(36,770)	(53,483)
Income tax (expense) benefit	(310)	267	(1,319)	1,343

Net loss	(16,807)	(12,175)	(38,089)	(52,140)
Less: Series B preferred stock dividends and accretion	(1,332)	—	(2,702)	—

Net loss allocable to common stock	$(18,139)	$(12,175)	$(40,791)	$(52,140)

Net loss per share - basic and diluted	$(0.71)	$(0.25)	$(1.62)	$(1.06)

Weighted average shares used to compute loss per share:
Basic and diluted	25,463,119	49,526,136	25,221,087	49,319,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Reorganized DDi. Corp.	Predecessor DDi Corp.	Reorganized DDi. Corp.	Predecessor DDi Corp.
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net loss	$(16,807)	$(12,175)	$(38,089)	$(52,140)
Other comprehensive loss:
Foreign currency translation adjustments	171	99	387	511
Unrealized net loss for the period on interest rate swaps, net of income tax effect	—	—	—	(165)
Reclassification adjustment for loss on interest rate swap included in net loss	—	—	—	5,621
Unrealized holding loss on marketable securities - available for sale	—	(8)	—	(4)

Comprehensive loss	$(16,636)	$(12,084)	$(37,702)	$(46,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Reorganized DDi Corp.	Predecessor DDi Corp.
	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flows from operating activities:
Net loss	$(38,089)	$(52,140)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,443	14,122
Amortization of debt issuance costs and discount	1,290	2,180
Amortization of intangible assets	4,218	—
Non-cash stock based compensation	16,796	—
Amortization of deferred swap income	—	5,118
Non-cash and accrued restructuring and other related charges	4,151	6,081
Loss on sale of fixed assets	166	62
Goodwill impairment	7,252	2,427
Series A preferred stock accrued dividends	1,813	—
Series A preferred stock accretion	702	—
Interest income on stockholder receivables	(13)	(13)
Deferred income taxes	(351)	(1,297)
Restructuring related inventory impairment	499	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,155)	2,859
(Increase) decrease in prepaid expenses and other	(1,173)	435
(Increase) decrease in inventory	(3,755)	2,024
Increase (decrease) in accounts payable	5,096	(1,449)
Increase (decrease) in accrued expenses and other	(4,415)	2,102
Increase in income tax payable	820	261

Net cash used in operating activities	(2,705)	(17,228)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,189)	(4,346)
Proceeds from sale of fixed assets	1,514	81
Purchases of marketable securities – available for sale	—	(63)
Proceeds from sale of marketable securities – available for sale	—	175
Proceeds from the release of restricted cash	7,500	1,892
Cash outflows related to acquisition earn out	(1,275)	(750)

Net cash provided by (used in) investing activities	1,550	(3,011)

Cash flows from financing activities:
Principal payments on capital leases	(1,318)	(1,966)
Principal payments on debt	(74,507)	(3,808)
Net borrowings on Europe Facilities Agreement	4,029	5,247
Payment of debt issuance costs	(2,318)	(1,286)
Payments on other notes payable	(500)	—
Proceeds from issuance of Series B preferred stock	61,000	—
Proceeds from issuance of common stock	15,980	—
Costs incurred in connection with the issuance of common stock	(1,356)	—
Costs incurred in connection with issuance of Series B preferred stock	(3,344)	—
Issuance of common stock through Employee Stock Purchase Plan	—	23
Proceeds from exercise of stock options	382	—

Net cash used in financing activities	(1,952)	(1,790)

Effect of exchange rate changes on cash	(201)	(132)

Net decrease in cash and cash equivalents	(3,308)	(22,161)

Cash and cash equivalents, beginning of year	11,202	28,934

Cash and cash equivalents, end of period	$7,894	$6,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Corp. and its subsidiaries as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended September 30, 2004 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

DDi Europe Operations

As of September 30, 2004, DDi Europe had substantially drawn on the total amount of funds practically available under the DDi Europe revolving credit facility. Substantially all of the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement. Due to restrictions set forth in the Dynamic Details revolving credit facility and the DDi Capital senior accreting notes, the Company is not able to make additional cash contributions to address the working capital needs of DDi Europe without the consent of our North American lenders and the Senior Accreting Noteholders. After considering its alternatives, the Board of Directors of DDi Corp. has concluded that the valuation of DDi Europe does not justify the Company to make further investment. Accordingly, to the extend that DDi Europe is unable to generate cash sufficient to fund its operations or restructure its credit facility with its lender, DDi Europe must seek alternative funding sources (including, but not limited to, seeking funds from the lender in excess of the £7.4 million working capital credit limit practically imposed by the lender) and/or take steps to restructure its operations. If its lender, in an attempt to protect its collateral, makes a demand for payment and DDi Europe does not have sufficient funds on hand to make the payment, the lender would have the right to exercise its remedies under the DDi Europe credit facility, including the right to have a receiver appointed for DDi Europe or to commence insolvency proceedings. In that event, based upon the current valuation, there would not likely be sufficient funds to satisfy the obligations under the Series A preferred stock (which look solely to DDi Europe value) or provide any funds to the Company. Such action by the lender could have an adverse effect upon the value of the Company’s common stock as well as upon our customers’ and vendors’ willingness to do business with the Company’s UK-based operations. There is no guarantee that DDi Europe will be able to generate cash sufficient to fund its operations or to seek other forms of capital or debt. DDi Europe comprises $75.1 million (34%) in net sales, $6.3 million (24%) in gross profit and $18.7 million (50%.) in net loss of DDi Corp’s consolidated statement of operations for the nine months ended September 30, 2004. In addition, DDi Europe comprises $34.7 million (39%) in total in total current assets, $61.7 million (22%) in total assets and $71.9 million (53%) in total liabilities of DDi Corp’s consolidated balance sheet as of September 30, 2004.

Recently Issued Accounting Standards

In April 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earning per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and is required to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company has incurred net operating losses during the three and nine months ended September 30, 2004 and September 30, 2003, respectively, therefore the effect would be anti-dilutive.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. Adoption of EITF 04-8 would not have an impact on reported EPS for any of the periods presented.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	Reorganized DDi Corp.
	September 30, 2004	December 31, 2003
Raw materials	$13,131	$12,254
Work-in-process	9,495	8,931
Finished goods	7,101	5,107

Total	$29,727	$26,292

NOTE 3. REVOLVING CREDIT FACILITIES, LONG TERM DEBT, AND CAPITAL LEASES

Long-term debt and capital lease obligations consist of the following (in thousands):

	Reorganized DDi Corp.
	September 30, 2004	December 31, 2003
Senior Credit Facility, net of unamortized discount of $895 at December 31, 2003	$—	$70,799
16% Capital Senior Accreting Notes, face amount of $18,394 at September 30, 2004 and $17,656 at December 30, 2003, respectively, net of unamortized discount of $208 and $229 at September 30, 2004 and December 31, 2003, respectively	18,186	17,427
DDi Europe Facilities Agreement (a)	25,643	25,344
DDi Europe Working Capital Facility (a)	13,101	11,809
Capital lease obligations	1,846	2,668

Total	58,776	128,047
Less: Current maturities of long-term debt	(4,203)	(1,439)
Less: DDi Europe Working Capital Facility	(13,101)	(11,809)

Total non-current liabilities	$41,472	$114,799

(a)	Interest rates are LIBOR-based. The effective interest rate as of September 30, 2004, was 6.55%.

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

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

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

Revolving Credit Facility

On March 30, 2004, immediately after the Dynamic Details’ Senior Credit Facility was paid off, Dynamic Details and the Company’s other North American subsidiaries entered into an asset based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of September 30, 2004, the Company was able to borrow up to $18.1 million against the revolving credit facility of which no amounts were drawn as of that date. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at September 30, 2004 was 7.75%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company was in compliance with these covenants as of September 30, 2004. The Company incurred debt issuance costs of $2.3 million in connection with obtaining this revolving credit facility and will amortize such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. As of September 30, 2004, a total of $0.4 million of debt issuance costs has been amortized.

Capital Senior Accreting Notes

On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Pursuant to the terms of its indenture, interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled interest payment date per the note indenture, of $18.4 million. As of September 15, 2004, DDi Capital paid $1.3 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets other than in the ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of September 30, 2004, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three and nine months ended September 30, 2004, total warrant accretion was $8,000 and $20,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi Europe Facilities Agreement

DDi Europe has a separate debt facility made up of £14.3 million ($25.7 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($18.0 million) for its European operations as of September 30, 2004. Any amounts drawn under the working capital facility are payable upon demand by the lender. The term loan has a maturity date of December 30, 2007. Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.4 million ($13.3 million) of the working capital facility. In January 2004, the Company completed a private placement of its common stock (see Note 15), of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of this working capital facility. As of September 30, 2004, an aggregate of £7.3 million ($13.1 million) was outstanding under this working capital facility. To the extent that DDi Europe is unable to generate cash sufficient to fund its operations, DDi Europe must seek alternative funding sources or take steps to restructure its operations.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

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

For the three and nine months ended September 30, 2004, potentially dilutive shares from the exercise of stock options and warrants and the issuance of Series B-1 and B-2 Convertible Preferred Stock were not included in diluted earnings per share because to do so would be anti-dilutive. For the three and nine months ended September 30, 2003, potentially dilutive shares from the exercise of stock options, warrants and the conversion of the convertible subordinated debt were not included in diluted earnings per share because to do so would be anti-dilutive. The number of potentially dilutive shares of common stock for the three months ended September 30, 2004 and 2003 were 2,729,229 (Reorganized DDi Corp.) and 12,616,856 (Predecessor DDi Corp.), respectively, and for the nine months ended September 30, 2004 and 2003, were 2,526,284 (Reorganized DDi Corp.) and 12,823,662 (Predecessor DDi Corp.), respectively.

NOTE 5. SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. On December 12, 2003, the Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Preferred Stock (the “Series A Preferred”) and issued such shares to the Company’s former Convertible Subordinated Noteholders. The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory cash redemption date of January 31, 2009. The Series A Preferred will only be paid to the extent there is value, as defined in the Certificate of Determination, in DDi Europe beyond what is owed on the DDi Europe Facility Agreement. As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the Series A Preferred at its estimated fair value of $2 million. This estimated fair value was based on the valuation of an independent third party. The Company is accreting the Series A Preferred to the amount expected to be paid at maturity using the effective interest method. Total accretion for the three and nine months ended September 30, 2004 was $0.3 million and $0.7 million, respectively; with such amount being reflected as interest expense. Total accrued dividends (also recorded as interest expense) were $0.6 million and $1.7 million for the three and nine months ended September 30, 2004; respectively, and are included in “Notes payable and other” in the accompanying balance sheet. The Series A Preferred must be redeemed by the Company on the later of January 31, 2009 or the date on which all obligations under the DDi Europe Facilities Agreement have been paid in full. The Series A Preferred is subject to redemption at the option of the holders upon certain changes in control. The holders of the Series A Preferred will vote as a class and have the right to direct Reorganized DDi to elect four directors to the board of directors of DDi Europe. The holders of the Series A Preferred are also entitled to 1/100 of one vote for each share of Series A Preferred held.

NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before placement fees and offering expenses. Each share of the Series B Preferred is initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred was issued. In addition, the Series B Preferred is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred when required. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years. In addition, the holders of the Series B Preferred have the option to

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if Reorganized DDi Corp.’s common stock trades above $20.75 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using Reorganized DDi Corp.’s common stock. The Company recorded the redemption value of the Series B Preferred, $61.0 million net of issuance costs of $3.3 million, in the mezzanine section of the balance sheet as of March 31, 2004 in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Company will amortize the $3.3 million of related debt issuance costs using the effective interest method based on the Series B Preferred holders’ redemption option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of September 30, 2004, a total of $0.9 million of debt issuance costs has been amortized.

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

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, compensation expense is recognized when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. During the three and nine months ended September 30, 2004, the Company recorded compensation expense related to stock options granted of $4.0 million and $16.8 million, respectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, the implementation of SFAS No. 148 has not had an effect on the Company’s consolidated financial position or results of operations.

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

	Reorganized DDi Corp.	Predecessor DDi Corp.	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net loss allocable to common stock:
As Reported – basic and diluted	$(18.1)	$(12.2)	$(40.8)	$(52.1)
Less: non-cash compensation expenses under FAS 123	(4.4)	(5.8)	(20.9)	(5.8)
Add: non-cash compensation expenses under APB 25	4.0	—	16.8	—

Pro Forma	(18.5)	$(18.0)	(44.9)	$(57.9)
Net loss per share - basic and diluted:
As Reported	$(0.71)	$(0.25)	$(1.62)	$(1.06)
Pro Forma	$(0.73)	$(0.35)	$(1.78)	$(1.17)

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

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

NOTE 9. ACQUISITION OF KAMTRONICS LIMITED

On October 24, 2002, DDi Europe completed the acquisition of Kamtronics Limited (“Kamtronics”), a market leader in sourcing printed circuit boards for European customers, based in Calne, England, for approximately $4.2 million plus contingent consideration based on earnings in each of the two years following the date of acquisition. The total purchase price has been allocated to underlying assets acquired and liabilities assumed based upon their respective fair market value at the date of acquisition. In the first quarter of 2004, DDi Europe amended the original sales agreement and replaced it with a settlement amount plus related interest to be paid by June 30, 2006 in place of the contingent consideration. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill.

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

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

The following table summarizes net sales by geographic area (in thousands):

	Reorganized DDi Corp.	Predecessor DDi Corp.	Reorganized DDi Corp.	Predecessor DDi Corp.
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net sales:
Domestic	$42,382	$33,329	$132,668	$104,419
Europe (a)	25,589	22,787	76,366	64,246
Other	4,276	3,329	11,109	8,664

Total	$72,247	$59,445	$220,143	$177,329

(a)	Sales to the United Kingdom represent the majority of the sales to Europe.

The following table summarizes long-lived assets by geographic area (in thousands):

	Reorganized DDi Corp.
	September 30, 2004	December 31, 2003
Long-lived assets:
Domestic	$156,834	$167,419
International	30,288	37,143

Total	$187,122	$204,562

NOTE 11. GOODWILL AND INTANGIBLES

The Company operates in one reportable segment (see Note 10). The Company separately monitors the financial performance of its North American and European operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the North American and European operations its reporting units for the assignment of goodwill. The Company’s European operations consist of entities acquired in conjunction with the MCM Electronics purchase transaction in 2000, the Thomas Walter purchase transaction in 2001 and the Kamtronics purchase transaction in 2002.

As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $105.4 million and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships in North America and the remaining $1.9 million relates to the backlog in North America. Amortization related to customer relationships in North America for the three months and nine months ended September 30, 2004, was $1.1 million and $3.5 million, respectively. Amortization related to backlog in North America for the nine months ended September 30, 2004, was $0.8 million and was reported as a component of cost of goods sold.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

In March 2004, the Company amended the contingent consideration relating to the acquisition of Kamtronics (see Note 9) and replaced it with a settlement amount plus related interest to be paid by June 30, 2006. As of March 31, 2004, additional consideration of $1.4 million was accrued and capitalized as additional purchase price to goodwill.

A business valuation for DDi Europe was conducted by an independent third party using public Company comparables, transactional comparables and discounted cash flow analyses in October 2004. Due to business valuation that indicated the book value of goodwill was in excess of its fair value at September 30, 2004, the Company calculated and recorded a goodwill impairment charge of $7.3 million, which represents 100% impairment of DDi Europe goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

Reorganized DDi Corp
Nine months ended September 30, 2004
Beginning balance	$105,452
Goodwill increase, primarily due to Kamtronics	1,183
Goodwill impairment, related to DDi Europe	(7,279)

Ending balance	$99,356

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

“Restructuring and other related charges” recorded in the third quarter of 2003 totaled ($0.8) million for DDi Corp. Such charges consist of a non-cash credit of $0.8 million resulting principally from a reduction in estimated net lease exit costs recorded as part of its operational restructuring initiatives undertaken in 2002.

In the first quarter of 2004, the Company closed its operations in Tolworth, England. In connection therewith, DDi Corp. recorded charges totaling $4.4 million which were classified as “Restructuring and other related charges” and ‘Restructuring-related inventory impairment.” The charges represented an inventory impairment of $0.5 million recorded as cost of goods sold, $2.1 million relating to impairment of net property, plant and equipment primarily related to Tolworth’s operations, $0.4 million credit relating to the reduction of capital lease obligations, $0.6 million in severance and other exit costs, $0.2 million in estimated facilities closure costs, and $1.4 million in accrued expenses for the quarter. As of March 31, 2004, the accrued restructuring expenses of $1.4 million consist of $0.2 million related to severance and other exit costs as well as $1.2 million related to costs associated with readying facilities for disposition, primarily an estimate of the cost to exit a facility lease.

“Restructuring and other related charges” recorded in the second quarter of 2004 totaled $0.9 million. Such charges consist of $0.6 million relating to impairment of net property, plant and equipment primarily related to the closure of the Tolworth operations in Europe, $0.1 million in severance costs, $0.1 million in estimated facilities closure costs and $0.1 million in other exit costs.

“Restructuring and other related charges” recorded in the third quarter of 2004 totaled $0.3 million. Such charges consist of $0.3 million in severance costs, ($0.3) million in estimated facilities closure costs due to revision of prior estimates and $0.3 million adjustment of prior period estimated professional fees relating to restructuring costs.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

Total accrued restructuring expenses at September 30, 2004 were $1.9 million. These accrued restructuring expenses represent $0.2 million in severance and related expenses, $1.6 million in estimated facilities closure costs, and $0.1 million in other exit costs. The Company expects to pay these accrued amounts through 2005.

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

In the third quarter of 2003, the Company recorded reorganization charges of $2.3 million. Of these amounts, $1.6 million was related to professional fees and other costs associated with the reorganization. The charges also included $0.7 million relating to personnel retention costs under the Dynamic Details KERP and was included in accrued expenses at September 30, 2003.

Reorganization charges in the first quarter of 2004 were $0.9 million relating to professional fees and other costs associated with the reorganization of Reorganized DDi Corp.’s debt structure.

In the second quarter of 2004, the Company recorded reorganization charges of $0.2 million. These amounts were primarily related professional fees and costs associated with the KERP.

In the third quarter of 2004, the Company did not record any reorganization charges.

NOTE 14. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss consists of net loss plus the effect of foreign currency translation adjustments, unrealized holding loss on marketable securities classified as available-for-sale and unrealized net gains on interest rate swaps and related unrealized net tax impact.

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

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

NOTE 17. SUBSEQUENT EVENTS

On October 8, 2004, the Company announced that it has taken further steps to lower the cost structure of manufacturing operations. The Company plans to transfer a portion of its customer orders from its Milpitas manufacturing facility to DDi facilities in Toronto and Virginia which have lower production costs. This action by the Company will result in a workforce reduction of up to 175 employees at the Company’s Milpitas manufacturing facility, partially offset by the expected addition of a small number employees across DDi’s other facilities.

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

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force (“EITF’) issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earning per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earning of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earning per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is require to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company has incurred net operating losses during the three and nine months ended September 30, 2004 and September 30, 2003, respectively, therefore the effect would be anti-dilutive.

In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. Adoption of EITF 04-8 would not have an impact on reported EPS for any of the periods presented.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales

Net sales increased $12.8 million (22%) to $72.2 million for the three months ended September 30, 2004, from $59.4 million for the same period in 2003. The increase in net sales was due to strengthening in demand, a focus on higher technology products and increases in pricing. Higher pricing is the result of shorter delivery requirements, higher layer counts and other high-technology features.

Overall, revenue mix remained consistent with proportional growth in both PCB operations and assembly services. Geographically, the mix was also fairly constant with Europe contributing approximately one-third of net sales for the third consecutive quarter.

On a sequential basis, however, net sales decreased by 4%, from $75.5 million reported for the second quarter 2004. The decrease in net sales from the second quarter was due to weakness in the North American PCB market. Average pricing for quick-turn orders (those with lead-times of 10 days or less) was relatively flat, but unit demand fell, as compared to the second quarter 2004. For longer-lead orders, average pricing and unit volume both declined. On average, pricing declined 7% from the second quarter 2004.

Communication and networking was 44% of net sales in the third quarter of 2004 compared with 38% in the third quarter of 2003. The increase in net sales in the communication and networking markets was due primarily to increased activity in wireless applications, both infrastructure and handsets. Medical, test and industrial was 22% of net sales in the third quarter of 2004, compared with 20% for the same period of 2003. High end computing was 15% of net sales, compared with 17% for the third quarter of 2003. Military and aerospace was 11% of net sales for the third quarter of 2004, as compared to 18% for the same period last year. The decrease in net sales in the military and aerospace markets was due primarily to the completion of defense projects in the third quarter of 2003.

Gross Profit

Gross profit for the three months ended September 30, 2004 was $6.5 million (9% of net sales) as compared to $6.6 million (11% of net sales) for the third quarter 2003. Excluding non-cash stock based compensation charges and amortization of intangibles totaling $2.6 million, the gross profit increased $2.5 million. The increase is due to higher level of net sales.

On a sequential basis, third quarter 2004 gross profit, excluding non-cash stock based compensation charges and amortization of intangibles, of $9.1 million, or 13% of net sales, decreased from $15.4 million, or 20% of net sales, in the second quarter due to the decrease in net sales and relatively higher cost structure. In October 2004, the Company announced that it has taken further steps to lower the cost structure of its manufacturing operations. The Company is transferring a portion of its customer orders from one North American facility to other North American facilities with lower production costs. This action by the Company will result in a net workforce reduction of up to 175 employees. As a result of this workforce reduction, the Company expects a cash restructuring charge of approximately $1 million to be incurred in the fourth quarter of 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million (21%) to $5.1 million for the three months ended September 30, 2004, from $4.2 million for the same period in 2003. The increase resulted from the $0.6 million non-cash compensation sales and marketing charges and the increase in net sales recorded in the three months ended September 30, 2004.

General and Administration Expenses

General and administration expenses increased $2.3 million (56%) to $6.5 million for the three months ended September 30, 2004, from $4.2 million for the same period in 2003. The increase was primarily due to the $0.8 million non-cash compensation general and administration charges recorded during the three months ended September 30, 2004, the $1.1 million increase in professional fees and costs attributable to the Sarbanes-Oxley Section 404 certification project.

Goodwill Impairment

Goodwill impairment was $7.3 million for the three months ended September 30, 2004, compared to $0.4 million for the same period in 2003. The impairment charge for 2004 was incurred because DDi Europe’s book value of goodwill was in excess of its fair value. This was determined by a business valuation based on public company comparables, transactional comparables and discounted cash flow analyses conducted by an independent third party.

Restructuring and Other Related Charges

Restructuring and related charges were $0.3 million for the three months ended September 30, 2004, compared to ($0.8) million for the same period in 2003. Such charges represent $0.3 million in severance costs, $0.3 million in other exit costs and ($0.3) million related to revision of prior estimates relating to readying facilities for closure. In the third quarter of 2003, Predecessor DDi Corp. recorded charges totaling ($0.8) million. Such charges represent a non-cash credit of $0.8 million resulting principally from a reduction in estimated net lease exit costs recorded as part of operational restructuring initiatives undertaken in 2002.

Reorganization Expenses

There were no reorganization expenses in the third quarter of 2004. Reorganization charges for the third quarter of 2003 were $2.3 million. Such charges represent $1.6 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.7 million of costs relating to our Key Employee Retention Program.

Net Interest Expense

Net interest expense for the third quarter 2004 decreased to $2.7 million, from $4.4 million for the corresponding period in 2003. The decrease in net interest expense is due principally to the termination of the Company’s 5.25% and 6.25% Convertible Subordinated Notes in December 2003 and the repayment of the Dynamic Details Senior Credit Facility in March 2004, partially offset by Series A preferred stock dividends.

Income Taxes

Net tax expense for the third quarter 2004 was $0.3 million as compared to income tax benefit of $0.3 million for the same period in 2003. Income tax expense in the third quarter of 2004 was net of changes in valuation allowances applied to both U.S. and European deferred tax assets that would otherwise have been recorded for the quarter. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Sales

Net sales increased $42.8 million (24%) to $220.1 million for the nine months ended September 30, 2004, from $177.3 million for the same period in 2003. The increase in net sales was due to strengthening in demand experienced, a focus on higher technology products and increases in pricing. Higher pricing is the result of shorter delivery requirements, higher layer counts and other high-technology features.

Gross Profit

Gross profit for the nine months ended September 30, 2004 was $26.0 million (12% of net sales) as compared to $13.0 million (7% of net sales) for the same period in 2003. Gross profit for the nine months ended September 30, 2004 increased due to the increases in pricing resulting principally from increased demand, our shift of focus to higher technology products and our ability to better leverage our operating resources. Gross profit included non-cash stock based compensation charges and amortization of intangibles totaling $11.6 million for the nine months ended September 30, 2004 and restructuring related inventory impairment of $0.5 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.6 million (19%) to $16.2 million for the nine months ended September 30, 2004, from $13.6 million for the same period in 2003. The increase resulted from the $2.5 million non-cash sales and marketing charges recorded throughout 2004.

General and Administration Expenses

General and administration expenses increased $6.0 million (47%) to $18.5 million for the nine months ended September 30, 2004, from $12.5 million for the same period in 2003. The increase was primarily due to $3.4 million non-cash compensation charges recorded during the nine months ended September 30, 2004 and $1.7 million increase in professional fees and costs attributable to the Sarbanes-Oxley Section 404 certification project.

Goodwill Impairment

Goodwill impairment was $7.3 million for the nine months ended September 30, 2004, compared to $2.4 million for the same period in 2003. The impairment charge for 2004 was incurred because DDi Europe’s book value of goodwill was in excess of its fair value. This was determined by a business valuation based on public company comparables, transactional comparables and discounted cash flow analyses conducted by an independent third party.

Restructuring and Other Related Charges

Restructuring and related charges were $5.6 million for the nine months ended September 30, 2004, compared to $3.0 million for the same period in 2003. Restructuring charges for the nine months ended September 30, 2004 relate primarily to the closure of the Tolworth operations in Europe and consisted of (a) $2.7 million of impairment of net property, plant and equipment; (b) $1.3 million of severance and other exit costs; (c) $0.1 million of facilities closure costs; and (d) $1.4 million in accrued charges, (e) $0.5 million inventory impairment, all offset by a $0.4 million credit resulting from a reduction in capital lease obligations in the first quarter of 2004. Restructuring charges for the nine months ended September 30, 2003 represent the costs associated with the sale of certain assets of the Company’s Dallas-based electronic enclosure operations and the down-sizing of its Virginia and Anaheim, California workforces.

Reorganization Expenses

Reorganization charges for the nine months ended September 30, 2004 were $1.2 million. Such charges represent $1.1 million of costs relating to professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure and $0.1 million of costs relating to our Key Employee Retention Plan. Reorganization charges for the nine months ended September 30, 2003 were $8.3 million. These charges represented $5.5 million of costs relating to professional fees incurred in connection with efforts to effect a plan of reorganization to deleverage the Company’s capital structure and $2.8 million of costs relating to our Key Employee Retention Program.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2004 decreased to $11.1 million, from $16.7 million for the corresponding period in 2003. The decrease in net interest expense is due principally to the termination of the Company’s 5.25% and 6.25% Convertible Subordinated Notes in December 2003, the repayment of the Dynamic Details Senior Credit Facility and the termination of the swap interest agreement related to the Dynamic Details Senior Credit Facility in April 2003.

Income Taxes

Net tax expense for the nine months ended September 30, 2004 was $1.3 million as compared to income tax benefit of $1.3 million for the same period in 2003. Income tax expense in the nine months ended September 30, 2004 was net of changes in valuation allowances applied to both U.S. and European deferred tax assets that would otherwise have been recorded for the quarter. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Liquidity and Capital Resources

General

North American Operations

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents. We believe that our cash on hand, including cash generated by operations in the third quarter of 2004 and cash proceeds from our private placements in January and March 2004 as well as the Dynamic Details asset based revolving credit facility (expanded in second quarter of 2004 to include Canadian operations) will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months for our North American operations.

European Operations

DDi Europe remains constrained with respect to liquidity. During the second and third quarters of 2004, DDi Europe has experienced an increased demand for working capital. DDi Europe has a separate debt facility with a European lender which consists of £14.3 million (U.S. $25.7 million) in terms loans and a working capital facility which has a maximum borrowing limit of £10.0 million (U.S. $18.0 million). Any amounts drawn on the working capital facility are payable upon demand by the lender. In addition to the maximum borrowing limit, the European lender has stated its desire that DDi Europe not draw down more than £7.4 million (U.S. $13.3 million) on the working capital facility, based upon current and expected market conditions. As of October 31, 2004, DDi Europe had drawn substantially all of the available amounts under the term loan portion of the credit facility and £7.2 million (U.S. $13.1million) on the working capital facility. The lender is fully secured by the assets of DDi Europe, including the stock of its operating subsidiaries.

In addition to DDi Europe’s above-referenced borrowing constraints under its credit facility, DDi Corp. also has constraints in its ability to provide funds to DDi Europe. We are restricted from using funds from borrowings under our North American revolving credit facility to provide funds to DDi Europe and we are restricted under the indenture relating to the DDi Capital Senior Accreting Notes from using cash from North American operations to provide funds to DDi Europe, unless we obtain the consent of our North American lender and the holders of the Senior Accreting Notes, respectively. During the nine month period ended September 30, 2004, DDi Corp. contributed $4.8 million (£2.7 million) to DDi Europe to reduce its outstanding borrowings under the European working capital facility. Of that amount, $4.0 million was derived from our offering of shares of our common stock and the remainder was derived from cash on hand at DDi Corp.

Recently, we have retained an investment banking firm to perform a valuation of DDi Europe. The Board of Directors also has sought the advice from another investment banking firm in connection with exploring alternatives. After considering its alternatives, the Board of Directors of DDi Corp. has concluded that the valuation of DDi Europe does not justify our making further investment in DDi Europe. Accordingly, to the extent that DDi Europe is unable to generate cash sufficient to fund its operations or restructure its credit facility with its lender, DDi Europe must seek alternative funding sources or take steps to restructure its operations. If its lender in an attempt to protect its collateral makes a demand for payment and DDi Europe does not have sufficient funds on hand to make the payment, the lender would have the right to exercise its remedies under the DDi Europe credit facility, including the right to have a receiver appointed for DDi Europe or to commence insolvency proceedings. In that event, based upon the current valuation, there would not likely be sufficient funds to satisfy the obligations under the Series A preferred stock (which look solely to DDi Europe value) or provide any funds to us. We believe that such action by the lender could have an adverse effect upon the value of the Company’s common stock as well as upon our customers’ and vendors’ willingness to do business with our UK-based operations. We continue to work with the European lender to address the short and long term liquidity needs of DDi Europe, although there are no assurance that such discussions will be successful. See also “Factors That May Affect Future Results” for further discussion of the risks associated with this matter.

DDi Europe comprises $75.1 million (34%) in net sales, $6.3 million (24%) in gross profit and $18.7 million (50%) of net loss of DDi Corp’s consolidated income statement for the nine months ended September 30, 2004. In addition, DDi Europe comprises $34.7 million (39%) in total current assets, $61.7 million (22%) in total assets and $71.9 million (53%) in total liabilities of DDi Corp’s consolidated balance sheet as of September 30, 2004.

Consolidated Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2004 was $2.7 million, compared to $17.2 million for the nine months ended September 30, 2003. The decrease in net cash used in operating activities is due to growth in sales and gross profit.

Net cash provided by investing activities for the nine months ended September 30, 2004 was $1.6 million compared to $3.0 million cash used for the nine months ended September 30, 2003. The increase in cash provided by investing activities is due to the lifting of the restriction of cash and cash equivalents resulting from the repayment of the Senior Credit Facility and an increase in proceeds from sales of fixed assets due to the sale of land and building in Garland, Texas during the quarter ended March 31, 2004 offset by the increase in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2004 was $2.0 million compared to $1.8 million for the nine months ended September 30, 2003. The increase in cash used in financing activities is due primarily to more payment of debt issuance costs in 2004.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2004 were $6.2 million compared to $4.3 million for the nine months ended September 30, 2003. Capital expenditures increased because the Company required more investment in property, plant and equipment in 2004 primarily associated with technology-related improvements.

Capital Raising Transactions in the nine months ended September 30, 2004

On January 21, 2004, we issued 1,000,000 shares of our common stock to two institutional investors in a private placement for a total gross proceeds of $15,980,000. Immediately after the closing of that transaction, we used $4.5 million of the proceeds to pay down the Dynamic Details Senior Credit Facility, $4.0 million of the proceeds to pay down the DDi Europe revolving credit facility and $0.8 million of the proceeds to pay our placement agent and advisor. The remaining proceeds have been, and will continue to be, used for general corporate purposes.

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

The Series B Preferred bear dividends at the rate of 6% per annum, payable quarterly, in cash or in common stock, commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. We also have the right to redeem the Series B Preferred if our common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved the motion to allow us to have the option to make dividend and redemption payments using our common stock provided that we may use no more than 10 million shares of common stock in aggregate for such redemption payments.

Current Indebtedness of the Company

$40 million Revolving Credit Facility

On March 30, 2004, immediately after the Dynamic Details’ Senior Credit Facility was paid off, Dynamic Details and the Company’s other North American subsidiaries entered into an asset based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of September 30, 2004, the Company was able to borrow up to $18.1 million against the revolving credit facility of which no amounts were drawn as of that date. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at September 30, 2004 was 7.75%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company was in compliance with these covenants as of September 30, 2004. The Company incurred debt issuance costs of $2.3 million in connection with obtaining this revolving credit facility and will amortize such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. As of September 30, 2004, a total of $0.4 million of debt issuance costs had been amortized.

DDi Europe Facilities Agreement

DDi Europe has a separate debt facility made up of £14.3 million ($25.7 million) in term loans and a working capital facility having a maximum borrowing limit of £10.0 million ($18.0 million) for its European operations as of September 30, 2004. Any amounts drawn under the working capital facility are payable upon demand by the lender. The term loan has a maturity date of December 30, 2007. Based upon current and expected market conditions for the DDi Europe operations, the European lender had stated its desire that DDi Europe not draw down more than £7.4 million ($13.3 million) of the working capital facility. In January 2004, the Company completed a private placement of its common stock (see Note 15), of which $4.0 million (approximately £2.4 million) was used to reduce the drawn balance of this working capital facility. As of September 30, 2004, an aggregate of £7.3 million ($13.1 million) was outstanding under this working capital facility. The Company continues to work with the its lender to address the near and long-term liquidity needs of its European business.

DDi Capital Accreting Notes

On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Pursuant to the terms of its indenture, interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled interest payment date per the note indenture, of $18.4 million. As of September 15, 2004, DDi Capital paid $1.3 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of September 30, 2004, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004 (see Note 15), the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three and nine months ended September 30, 2004, total accretion was $8,000 and $20,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

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

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of September 30, 2004:

Payments Due by Period

(in millions)

	For the Nine Months Ending December 31, 2004	Year Ending December 31,
Commitments		2005	2006	2007	2008	Thereafter	Total
Long-Term Debt (a)	$—	$3.6	$10.8	$11.2	$—	$18.2	$43.8
Series A mandatorily redeemable preferred stock (b)	$—	—	—	—	—	15.0	15.0
Series B mandatorily redeemable preferred stock (b)	$—	—	—	—	—	61.0	61.0
Capital Lease Obligations	$0.4	1.3	0.2	—	—	—	1.9
Operating Leases	2.2	8.7	7.4	6.2	5.3	8.4	38.2

Total Commitments	$2.6	$13.6	$18.4	$17.4	$5.3	$102.6	$159.9

(a)	Amounts include DDi Europe Facilities Agreement and DDi Capital Accreting Notes.
(b)	Amounts payable are due to mandatory redemption feature of the respective preferred stock instrument.

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

The terms of our indebtedness under our Dynamic Details asset-based revolver restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests.

DDi Europe may not be able to restructure its operations to generate cash or otherwise arrange for additional funds sufficient to fund its operations, in which case its lender may be compelled to exercise its remedies to protect its collateral, including the appointment of a receiver or the commencement of an insolvency proceeding.

As of October 31, 2004, DDi Europe had substantially drawn on the total amount of funds practically available under the DDi Europe Revolving Credit Facility. Substantially all of the assets of DDi Europe are pledged as security under the DDi Europe facilities agreement. Due to restrictions set forth in the Dynamic Details Revolving Credit Facility and the Indenture with the Senior Accreting Noteholders, we are not able to make additional cash contributions to address the working capital needs of DDi Europe without the consent of our North American lenders and the Senior Accreting Noteholders. After considering its alternatives, the Board of Directors of DDi Corp. has concluded that the valuation of DDi Europe does not justify our making further investment. Accordingly, to the extent that DDi Europe is unable to generate cash sufficient to fund its operations or restructure its credit facility with its lender, DDi Europe must seek alternative funding sources (including, but not limited to, seeking funds from the lender in excess of the £7.4 million working capital credit limit practically imposed by the lender) and/or taking steps to restructure its operations. If its lender, in an attempt to protect its collateral, makes a demand for payment and DDi Europe does not have sufficient funds on hand to make the payment, the lender would have the right to exercise its remedies under the DDi Europe credit facility, including the right to have a receiver appointed for DDi Europe or to commence insolvency proceedings. In that event, based upon the current valuation, there would not likely be sufficient funds to satisfy the obligations under the Series A preferred stock (which look solely to DDi Europe value) or provide any funds to us. Such action by the lender could have an adverse effect upon the value of the Company’s common stock as well as upon our customers’ and vendors’ willingness to do business with our UK-based operations. There is no guarantee that DDi Europe will be able to generate cash sufficient to fund its operations or to seek other forms of capital or debt.

DDi Europe comprises $75.1 million (34%) in net sales, $6.3 million (24%) in gross profit and $18.7 million (50%) in net loss of DDi Corp’s consolidated income statement for the nine months ended September 30, 2004. In addition, DDi Europe comprises $34.7 million (39%) in total current assets, $61.7 million (22%) in total assets and $71.9 million (53%) in total liabilities of DDi Corp’s consolidated balance sheet as of September 30, 2004.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

•	to fund our operations beyond September 30, 2005;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

If the demand for our customers’ products decline, demand for our products will be similarly affected. Such decline will also adversely affect the price that we are able to charge for our products. Such declines in demand will adversely affected our revenues, gross margins and operating performance.

Our customers that purchase printed circuit board engineering and manufacturing services from us are subject to their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. A downturn, or any other event leading to additional excess capacity will negatively impact our pricing, revenues, gross margins and operating performance. We cannot accurately predict the continued demand for our customers’ products and the demands of our customers for our products and services. As a result of this uncertainty, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Although we have a large number of customers, net sales to our largest customer accounted for approximately 6% of our net sales for the nine months ended September 30, 2004. Net sales to our ten largest customers accounted for approximately 29% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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

The Dynamic Details revolving credit facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at September 30, 2004 was 7.75%. The DDi Europe Facilities Agreement bears interest based on three-month U.K. LIBOR plus a margin of 1.50%. Based upon our anticipated utilization of the DDi Europe revolving credit facility through the period ending March 31, 2005, a 10% change in interest rates is not expected to materially affect the interest expense to be incurred on this facility during such period. As of September 30, 2004, nine-month U.K. LIBOR was 5.05%. If nine-month U.K. LIBOR increased by 10% to 5.56%, interest expense related to the term loan facility would increase approximately $0.1 million. The overall effective interest rate for the term loan facilities, as of September 30, 2004, was 6.55%.

All other financial instruments of the Company bear fixed rates of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of DDi Europe and of our Canadian operations are denominated in British pounds and Canadian dollars, respectively. We have foreign currency translation risk equal to our net investment in those operations; however, since nearly all of our sales are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately ($0.4) million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In October and November 2003, several class action complaints were filed against certain of our current and former officers and directors in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the Securities Exchange Act of 1934 (“Exchange Act”). In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against similar parties, but also adding causes of action under the Securities Act of 1933 (“Securities Act”) in connection with the Company’s February 2001 secondary offering. The latter complaint also named as defendants a private investment firm and the underwriters of the secondary offering.

On December 16, 2003, a federal district court judge consolidated the Central District of California actions into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). On May 21, 2004, the Court appointed as Lead Plaintiffs Paul Poppe, LeRoy Schneider, and Rand Skolmick. On July 26, 2004, Lead Plaintiffs filed a consolidated amended complaint on behalf of all persons or entities who purchased Company common stock between December 19, 2000 and April 29, 2002, including those who acquired Company common stock pursuant to, or traceable to, its February 14, 2001 secondary offering. The consolidated amended complaint seeks unspecified damages and alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period, including reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. Neither the Company nor any of it subsidiaries were named as a defendant in this consolidated amended complaint.

Pursuant to a June 13, 2004 scheduling order, the defendants responded to the consolidated amended complaint on September 9, 2004 with a motion to dismiss. The plaintiffs filed their opposition on October 25, 2004. The defendants will file the reply in support of the motion to dismiss on or before November 24, 2004. The hearing is scheduled for January 10, 2005. The Company and the defendants believe the claims are without merit and the action will be defended vigorously. However, there can be no assurance that the defendants will succeed in defending or settling this action. The Company cannot ensure that the action will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Item 5. Other Information

On September 1, 2004 we adopted a Severance Plan for Key Employees Effective December 19, 2004 (the “2004 Severance Plan”). Under the 2004 Severance Plan, our senior executives and key employees (“Participants”), including each of our executive officers, may be entitled to receive a severance payment in the event the Participant’s employment is terminated by us without cause or the Participant voluntarily terminates his or her employment for good reason, as defined in the Severance Plan, before December 19, 2006. Under the Severance Plan, the size of severance payment that would be due to an executive upon termination ranges from 6 months salary to 24 months salary, depending on the Participant’s position with us. Under the Severance Plan, Bruce McMaster, our Chief Executive Officer, would be entitled to 24 months salary under the Severance Plan and each of our other executive officers would be entitled to 12 months salary. The Severance Plan also provides that we will pay or reimburse COBRA premiums made by a Participant who timely elects to receive COBRA coverage for health insurance under our group health insurance plan, for the period of time commencing with the Participant’s termination date and ending with the earlier of (a) the last day of the applicable severance term for which the Participant is entitled to receive a severance payment, and (b) the date upon which the Participant becomes eligible to participate in the health insurance plan of a subsequent employer without limitation for pre-existing conditions.

Item 6. Exhibits

(a)	Exhibits.

Exhibit No.	Description

10.1	DDi Corp. Severance Plan for Key Employees Effective December 19, 2004

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 11, 2004	DDi CORP.

	By:	/s/ Joseph Gisch
Joseph Gisch
Senior Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial Officer)