Form 10-K
period 2004-12-31
DDI CORP
filed 2005-03-16
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-30241

DDi CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle, Anaheim, California (Address of principal executive offices)	92806 (Zip Code)
(714) 688-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $160,168,589 (computed using the closing price of $8.23 per share of Common Stock on June 30, 2004, as reported by the Nasdaq Stock Market).
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑          No ☐.
      As of March 1, 2005, DDi Corp. had 25,658,078 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-K

      You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our” and “DDi Corp.” refer specifically to DDi Corp. and its consolidated subsidiaries.
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
Overview
      We provide time-critical, technologically advanced printed circuit board engineering and manufacturing, and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis — with lead times as short as 24 hours. We have approximately 1,100 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 40 to 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and highly scalable manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.
      From 2000 through 2002, we acquired several companies and facilities in Europe, which we operated under DDi Europe Limited, a wholly-owned subsidiary of DDi Corp. On February 9, 2005, the Company announced the discontinuation of its European business and the placement of DDi Europe into administration. The Company’s Board of Directors had concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi Europe credit facilities. As a result, the Company’s financial statements reflect DDi Europe as a discontinued operation. The Company anticipates the disposition of DDi Europe to be completed in the first quarter of 2005. The disposal of DDi Europe will be accretive to the Company’s earnings and the Company expects to record a non-cash gain on disposition. All other references to operating results and statistical information reflect the operations of DDi Corp. and its subsidiaries, excluding DDi Europe.
      DDi Corp.’s predecessor corporation was incorporated in California in 1978. In 1991, new management, led by our current Chief Executive Officer, Bruce D. McMaster, began to focus primarily on the time-critical segment of the electronics manufacturing services industry. In April 2000, in conjunction with the closing of DDi Corp.’s initial public offering, DDi Corp. was reincorporated in Delaware. We operate in one reportable business segment through our primary operating subsidiary, Dynamic Details, Incorporated, or Dynamic Details.
Industry Background
      Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and demand highly complex and sophisticated manufacturing capabilities. By contrast, printed circuit boards used in non-wireless consumer electronic products are generally less complex and have less sophisticated manufacturing capability requirements.
      We see several significant trends within the printed circuit board manufacturing industry, including:

•	Increasing customer demand for quick-turn production and integrated solutions. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers to develop new products in shorter periods of time. In response to these pressures, original equipment manufacturers look to high-end printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing and assembly services to reduce time to market.

•	Increasing complexity of electronic equipment. Original equipment manufacturers are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, original equipment manufacturers rely on high-end printed circuit board manufacturers who can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.
      Henderson Ventures, an independent market research firm, estimated that the global market for printed circuit boards was $38 billion in 2004, with North American rigid printed circuit boards representing just over $5 billion of that total. Henderson estimates that the North American rigid circuit board market is expected to grow to $5.8 billion by 2008. Since 2000, it is estimated that as much as 40 percent of the North American circuit board manufacturing capacity was eliminated through plant closures. Further reductions in capacity are expected to occur over time, though at a slower pace. We believe the plant closures create opportunities for increased market share and improved pricing for manufacturers such as ourselves that pioneer advanced technological capabilities and have sufficient available production capacity.
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
      Our customers benefit from the following:

•	Time-Critical Services. We specialize in providing time-critical, or quick-turn, printed circuit board engineering, manufacturing and other value-added services. Our engineering, fabrication, assembly and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Approximately 50% of our net printed circuit board sales in 2004 were generated from services delivered in 10 days or less, and we fill some of our customers’ orders in as little as 24 hours.

•	Customized Engineering Solutions. We are actively involved in the early stages of our customers’ product development cycles. This positions us at the leading edge of technical innovation in the engineering of complex printed circuit boards. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs.

•	Advanced Manufacturing Technologies. We maintain a strong commitment to research and development and focus on enhancing existing capabilities as well as developing new technologies. We are consistently among the first to adopt advances in printed circuit board manufacturing technology. For example, we believe that we were the first, and remain one of only a few, printed circuit board manufacturers in North America to manufacture printed circuits boards utilizing stacked microvia, or SMVtm, technology. We continue to lead the domestic industry in advancing this technology.

Our Strategy
      Our goal is to be the leading provider of technologically advanced, time-critical printed circuit board engineering, manufacturing and other value-added services. To achieve this goal, we intend to:
      Focus on time-critical services. We focus primarily on the quick-turn segment of the printed circuit board industry. We target the time-critical services market because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics over the past 4 years for time-critical services have been more stable than those of the volume production market and that these services are more resistant to pricing pressure and commoditization.
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
      For the years ended December 31, 2003 and 2004, quick-turn orders, defined as orders with delivery requirements of 10 days or less, represented approximately 50% of our net printed circuit board sales.

Value-Added Services

•	Assembly Services. We complement our quick-turn printed circuit board fabrication business with time-critical printed circuit board assembly services. We also build, configure and test electronic products and assemblies. These services provide significant value to our customers by accelerating their new products’ time to market.

•	Transition Services. We provide our customers with seamless access to volume printed circuit board manufacturing capabilities located in Asia. Through a single purchase order, our customers can place an order for prototype work to be manufactured domestically and volume production, which we procure on their behalf, from Asia-based manufacturers.
Manufacturing Technologies and Processes
      The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer numeric controlled (CNC) mechanical and laser drilling and routing, automated plating and process controls and achievement of controlled impedance.
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
      We provide a number of advanced technologies which allows us to manufacture complex printed circuit boards with higher numbers of layers and increased functionality and quality, including the following:

•	Laser Direct Imaging. Laser direct imaging is a new process that allows us to increase board density by direct writing onto photoresist with a high-precision laser technology. The system is also equipped with a vision system that enables accurate image placement.

•	Blind or Buried Vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias.

•	Microvias. We are a leading supplier of advanced microvia products. Microvias are small vias with diameters generally between .003 and .008 inches after laser drilling. Traditional microvias allow for higher densities than standard through hole drilling and can be used to reduce layer count, board size or increase the amount of components on a fixed area. The fabrication of printed circuit boards with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a smaller given surface area. These products can be delivered in as little as 3 days.

•	Stacked Microvias (SMV™). Stacked microvias are microvias filled with solid copper that can be stacked, connecting as many as six layers sequentially. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMVtm technology provides solutions for next generation technologies that include high Input/ Output count, .65mm, .5mm, .4mm and .25mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a standard microvia that is limited to 1 or 2 layer deep routing. We believe that we remain one of only a few printed circuit board manufacturers that currently offers fabrication of printed circuit boards utilizing stacked microvias.

•	Buried passives. Buried passive technology involves embedding the capacitor and resistor elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board, leaving more surface area for active components. We have offered buried resistor products since the early 1990’s. This technology is used in the high speed interconnect space as well as single chip or multichip modules, memory and high speed switches. This process is used to eliminate surface mount resistors and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitance layers since the mid 1990’s. The buried capacitance layers are currently used mostly as a noise reduction method.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order. We are able to provide .002 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1. We are currently developing a solution to provide a 20:1 aspect ratio technology.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.001 inches up to 0.062 inches.

•	Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost reduced package. We currently use 48 different materials and are preparing to add “Green” or Halogen-free materials and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration. The addition of “Green” materials and materials capable of surviving “lead-free” assembly processes is to address the continuing environmental concerns surrounding the industry as a whole.

      We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9002 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MILPRF-55110 and MILPRF-31032 certified. These certifications require that we meet certain military standards related to production and quality control.
Our Customers and Markets
      We have one of the broadest customer bases in the printed circuit board industry. We measure customers as those companies that have placed at least one order with us in the preceding 6-month period. As of December 31, 2004, we had over 1,100 customers, comprised of original equipment manufacturers and electronics manufacturing services providers representing a wide range of end-user markets. These end markets consist of leading communications and networking, medical, test and industrial instruments, high-end computing, and military and aerospace equipment markets. During 2004, sales to our largest customer accounted for less than 9% of our net sales. During 2003 and 2004, sales to our ten largest customers accounted for approximately 31% and 35% of our net sales, respectively.

      We sell to original equipment manufacturers both directly and through electronic manufacturing service companies. The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended
	December 31,

End Markets(1)(2)	2002	2003	2004

Communications/ Networking	44%	37%	41%
Medical/ Test/ Industrial	15	18	21
High-end Computing	24	26	22
Military/ Aerospace	7	9	6
Other	10	10	10

Total	100%	100%	100%

(1)	Sales to electronic manufacturing services providers are classified by the end markets of their customers.

(2)	Statistical information for all periods presented have been reclassified to exclude results of DDi Europe.
      We operate in one reportable business segment and in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located. The financial information for segment reporting and geographic areas is included in Note 2 to the Consolidated Financial Statements under the caption “Segment Reporting.”
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
      In order to build strong relationships with our clients through personal contacts, each customer is serviced by one individual member of the sales staff for all PCB fabrication services across all facilities. We have developed a comprehensive database and allocation process to coordinate calling and cross-selling efforts.
      We market our development and manufacturing services through an internal sales force. In addition, approximately 39% of our net sales in 2004 were generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards.
Research and Development
      We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies and integrating them across all of our campuses. Our close involvement with our customers in the early stages of their product development positions us at the leading edge of technical innovation in the design and manufacture of quick-turn and complex printed circuit boards. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues and to align our technology roadmap with that of our turn key customers. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as a part of costs of goods sold.

Patents and Other Intellectual Property
      Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and do not believe that the patents are critical to protecting our core intellectual property. We believe our business depends instead on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. In support of our research and development, we regularly enter into joint technology development agreements with certain of our suppliers to innovate our processes. Typically we maintain exclusive rights to use such processes for a period of time in our field. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes.
Our Suppliers
      Our raw materials inventory is small relative to sales and must be regularly and rapidly replenished. We use just-in-time procurement practices to maintain raw materials inventory at low levels. Because we provide primarily lower-volume quick-turn services, this inventory policy does not hamper our ability to complete customer orders. Although we have preferred suppliers for some raw materials, multiple sources exist for all materials. We are evaluating all of our suppliers and creating strategic relationships where appropriate. Adequate amounts of all raw materials have been available in the past, and we believe this will continue in the foreseeable future. As part of our strategy to migrate the risk of a long-term supply shortage, we have expanded our evaluation of suppliers to include those domiciled in Asia.
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
      To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.
Employees
      As of December 31, 2004, we had approximately 1,200 employees in North America, none of whom are represented by unions. Of these employees, approximately 73% were involved in manufacturing, 13% were involved in engineering, 8% were involved in administration and other capacities and approximately 6% were involved in sales. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.
Available Information
      Our Internet Address is www.ddiglobal.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Executive Officers Of DDi Corp.
      The following table sets forth the executive officers of DDi Corp., their ages as of March 11, 2005, and the positions currently held by each person:

Name	Age	Office

Bruce D. McMaster	43	President, Chief Executive Officer and Director
Mikel H. Williams	48	Senior Vice President and Chief Financial Officer
Bradley Tesch	40	Chief Operations Officer
Timothy J. Donnelly	45	Vice President, General Counsel and Secretary
      The President, Chief Executive Officer and Chief Financial Officer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.
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
      Mikel H. Williams has served as Chief Financial Officer since November 2004. Before joining the Company, Mr. Williams served as the sole member of Constellation Management Group, LLC providing strategic, operational and financial/capital advisory consulting services to companies in the telecom, software and high-tech industries from May to November 2004; and as Chief Operating Officer of LNG Holdings, a European telecommunications company where he oversaw the restructuring and sale of the business from June 2002 to December 2003. Prior to that, from November 1996 to June 2001, Mr. Williams held the following executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe: Senior Vice President, Ebone Sales from December 2000 through June 2001; President, GTS Broadband Services from August 2000 through November 2000; President, GTS Wholesale Services from January 2000 through July 2000; and prior thereto, Vice President, Finance of Global TeleSystems, Inc. Mr. Williams began his career as a certified public accountant in the State of Maryland working as an auditor for PricewaterhouseCoopers.
      Bradley Tesch has served as Chief Operations Officer since March 2004. From October 2001 to March 2004, Mr. Tesch served as Vice President, Value Add for the Company’s Dynamic Details Incorporated, Silicon Valley subsidiary. From June 1997 to August 2001, Mr. Tesch served as Vice President of Operations for Hi Tech Manufacturing which later became SMTC (“Hi Tech”), a provider of electronic manufacturing services. From August 1990 to June 1997, Mr. Tesch served as Hi Tech’s Director of Engineering/ Manufacturing. Prior to that, Mr. Tesch was a manufacturing process engineer for AT&T Manufacturing and a member of the technical staff at Bell Laboratories.
      Timothy J. Donnelly has served as our Vice President, General Counsel & Secretary since 2000. Prior to joining us, Mr. Donnelly was the Assistant General Counsel of Rockwell International Corporation from 1991 to 2000 and was an associate attorney at the law firm of Latham & Watkins LLP from 1986 through 1990.
      There are no arrangements or understandings pursuant to which any of the persons listed in the table above was selected as executive officers.

Item 2.	Properties.
      As of February 22, 2005, we leased approximately 437,000 square feet of building space in locations throughout North America primarily for product assembly and manufacturing facilities for quick-turn printed circuit boards. Our lease agreements expire at various dates through the year 2011. These leases represent a commitment of $3.7 million per year through 2011.
      Our significant facilities are as follows:

		Square Feet
Location	Function	(Approx.)

Sterling, Virginia	Quick-turn printed circuit boards	100,000
Anaheim, California	Quick-turn printed circuit boards	97,000
Milpitas, California	Quick-turn printed circuit boards	73,000
Tempe, Arizona	Quick-turn printed circuit boards	49,000
Toronto, Canada	Quick-turn printed circuit boards	43,000
San Jose, California	Assembly	62,000
Longmont, Colorado	Assembly	13,000

Total		437,000

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

Item 3.	Legal Proceedings.
      In October and November 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. Named as defendants in these complaints are Bruce D. McMaster, our President and Chief Executive Officer, Joseph P. Gisch, our former Chief Financial Officer, Charles Dimick, former Chairman of our Board of Directors, Gregory Halvorson, our former Vice President of Operations, and John Peters, our former Vice President of Sales and Marketing. Neither DDi Corp. nor any of its subsidiaries was named in this lawsuit. The complaints seek unspecified damages and allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period. In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against the same parties and seeking unspecified damages, but also adding causes of action under the Securities Act of 1933 in connection with the Company’s February 2001 secondary offering. This complaint alleges that the defendants misrepresented and/or failed to disclose material facts about the Company’s reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. This complaint also added former directors David Dominik, Steven Pagliuca, Steven Zide and Mark Benham as defendants, as well as Bain Capital, Inc. and the underwriters of the February 2001 offering. On December 16, 2003, a federal district court judge consolidated the Central District of California actions in to a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). On May 21, 2004, the Court appointed as Lead Plaintiffs Paul Poppe, LeRoy Schneider, and Rand Skolmick. On July 26, 2004, Lead Plaintiffs filed a consolidated amended complaint on behalf of all persons or entities who purchased Company common stock between December 19, 2000 and April 29, 2002, including those who acquired Company common stock pursuant to, or traceable to, its February 14, 2001 secondary offering. The consolidated amended complaint seeks unspecified damages and alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period, including reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. Neither the Company nor any of it subsidiaries were named as a defendant in this consolidated amended complaint.
      Pursuant to a June 13, 2004 scheduling order, the defendants responded to the consolidated amended complaint on September 9, 2004 with a motion to dismiss. The plaintiffs filed their opposition on October 25, 2004. The defendants filed a reply in support of the motion to dismiss in November 2004. On January 7, 2005, without the necessity of oral argument, the Court entered an Order Denying in Part and Granting in Part Defendants’ Motions to Dismiss the Consolidated Amended Complaint. The Court’s Order denied the motions to dismiss to the extent they relied upon statutes of limitations arguments. The Court’s Order granted the motions to dismiss on the grounds that the Consolidated Amended Complaint failed to adequately allege any materially false or misleading representations or omissions. The Court’s Order also granted Defendants’ motions to the extent the Consolidated Amended Complaint inappropriately relied upon the group pleading or group published information doctrine. As a consequence of this, the totality of plaintiffs’ claims were dismissed with leave to file a Second Amended Consolidated Complaint. The plaintiffs filed a Second Amended Complaint on February 22, 2005. The defendants are in the process of briefing a motion to dismiss this complaint in accordance with the Court-ordered schedule. We believe the claims are without merit and that the action will be defended vigorously. However, there can be no assurance that the defendants will succeed in defending or settling this action. We cannot assure you that the action will not have a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for the Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	Reorganized		Predecessor
	DDi Corp.		DDi Corp.
	Common Stock		Common Stock

	High	Low	High	Low

Fiscal Year Ended December 31, 2003:
First Quarter	—	—	$0.27	$0.08
Second Quarter	—	—	$0.15	$0.05
Third Quarter	—	—	$0.07	$0.01
Fourth Quarter (through December 12, 2003)	—	—	$0.23	$0.02
Fourth Quarter (from December 12, 2003)	$15.00	$11.50	—	—
Fiscal Year Ending December 31, 2004:
First Quarter	$19.50	$9.10	—	—
Second Quarter	$12.00	$6.13	—	—
Third Quarter	$8.05	$4.90	—	—
Fourth Quarter	$5.25	$2.43	—	—
Fiscal Year Ending December 31, 2005:			—	—
First Quarter (through March 1, 2005)	$3.27	$2.25	—	—
      The number of common stockholders of record as of March 1, 2005 was 67.

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
      Our asset-based revolving credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. Under the terms of the Certificate of Determination for our Series B Preferred Stock, all accrued dividends on our Series B Preferred must be paid before any dividends are declared or paid on shares of our Common Stock. In addition, the debt instruments of our subsidiaries restrict our ability to pay dividends and restrict our subsidiaries’ ability to pay dividends to us. Dynamic Details’ ability to pay dividends is limited under its revolving credit facility. DDi Capital’s ability to pay dividends is limited under an indenture dated December 12, 2003 among DDi Capital and Wilmington Trust Co. as trustee. See “Description of Indebtedness and Outstanding Preferred Stock” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K and Note 8 and Note 10 to the Notes to Consolidated Financial Statements.
Equity Compensation Plan Information
      Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” and that information is incorporated herein by reference.

Item 6.	Selected Financial Data.
      The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2000, 2001 and 2002, for the eleven months ended November 30, 2003, for the one month ended December 31, 2003 and for the year ended December 31, 2004. The selected financial data of all prior periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of DDi Europe as a discontinued operation. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth below.

	Predecessor DDi Corp.				Reorganized DDi Corp.

	Years Ended December 31,			Eleven Months	One Month	Year
				Ended	Ended	Ended
	2000	2001	2002	Nov. 30, 2003	Dec. 31, 2003	Dec. 31, 2004

	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$448.4	$284.7	$185.6	$145.0	$14.6	$189.0
Cost of goods sold	274.7	209.2	171.0	128.3	11.3	151.5
Non-cash compensation and amortization of intangibles(a)	—	—	—	—	6.9	12.6
Restructuring-related inventory impairment(b)	—	3.7	3.4	1.7	—	—

Total cost of goods sold	274.7	212.9	174.4	130.0	18.2	164.1
Gross profit (loss)	173.7	71.8	11.2	15.0	(3.6)	24.9
Operating expenses:
Sales and marketing:
Sales and marketing	38.7	25.4	19.7	13.5	1.1	14.6
Non-cash compensation(a)	—	—	—	—	1.0	2.4

Total sales and marketing	38.7	25.4	19.7	13.5	2.1	17.0

	Predecessor DDi Corp.				Reorganized DDi Corp.

	Years Ended December 31,			Eleven Months	One Month	Year
				Ended	Ended	Ended
	2000	2001	2002	Nov. 30, 2003	Dec. 31, 2003	Dec. 31, 2004

	(In millions, except per share data)
General and administration:
General and administration	30.4	14.4	10.5	8.5	0.6	12.4
Non-cash compensation(a)	—	—	—	—	1.5	4.1
Officer’s severance(c)	—	—	—	—	—	0.7

Total general and administration	30.4	14.4	10.5	8.5	2.1	17.2
Amortization of intangibles(f)	19.5	17.7	—	—	0.4	4.6
Goodwill impairment	—	—	128.7	2.0	—	—
Restructuring and other related charges(b)	—	75.8	25.3	3.9	0.4	0.9
Reorganization expenses(d)	—	—	2.1	7.4	0.5	0.8

Operating income (loss)	85.1	(61.5)	(175.1)	(20.3)	(9.1)	(15.6)
Interest rate swap valuation	—	10.0	—	—	—	—
Loss on interest rate swap termination	—	—	—	5.6	—	—
Interest expense and other expense, net	49.9	39.1	19.9	16.3	0.8	7.6
Reorganization items:
Gain on extinguishment of debt	—	—	—	(120.4)	—	—
Fresh start accounting adjustments	—	—	—	(115.2)	—	—
Reorganization proceeding expenses(e)	—	—	—	14.0	1.1	—

Income (loss) from continuing operations before income taxes	35.2	(110.6)	(195.0)	179.4	(11.0)	(23.2)
Income tax benefit (expense)	(18.0)	22.8	(17.0)	(0.1)	—	(2.0)

Income (loss) from continuing operations	17.2	(87.8)	(212.0)	179.3	(11.0)	(25.2)
Net income (loss) from discontinued operations, net of tax	3.0	2.7	(76.1)	(14.9)	(3.0)	(20.7)

Net income (loss)	20.2	(85.1)	(288.1)	164.4	(14.0)	(45.9)
Series B preferred stock dividends and accretion	—	—	—	—	—	(4.0)
Priority distribution due shares of Class L common stock	(4.4)	—	—	—	—	—

Net income (loss) allocable to common stock	$15.8	$(85.1)	$(288.1)	$164.4	$(14.0)	$(49.9)

Net income (loss) per share of common stock from continuing operations (basic)	$0.54	$(1.84)	$(4.40)	$3.63	$(0.46)	$(1.15)
Net income (loss) per share of common stock from continuing operations (diluted)	$0.51	$(1.84)	$(4.40)	$3.02	$(0.46)	$(1.15)
Income (loss) per share of common stock (basic)	$0.50	$(1.79)	$(5.98)	$3.33	$(0.59)	$(1.97)
Income (loss) per share of common stock (diluted)	$0.47	$(1.79)	$(5.98)	$2.78	$(0.59)	$(1.97)
Weighted average shares outstanding (basic)	31,781,536	47,381,516	48,175,353	49,357,100	23,749,926	25,287,763
Weighted average shares outstanding (diluted)	33,520,447	47,381,516	48,175,353	61,791,671	23,749,926	25,287,763
Other Financial Data:
Depreciation	$16.7	$17.1	$16.1	$12.4	$0.9	$9.9
Capital expenditures	24.0	24.7	8.0	3.9	0.1	4.4
Net cash provided by (used in) operating activities from continuing operations	54.9	45.3	(7.6)	(12.2)	5.6	3.6
Net cash provided by (used in) investing activities from continuing operations	(58.6)	(67.4)	1.0	(2.6)	0.7	4.2
Net cash provided by (used in) financing activities from continuing operations	49.8	(16.0)	22.0	(6.2)	(0.1)	12.7

	Predecessor DDi Corp.			Reorganized DDi Corp.

	December 31,
				December 31,	December 31,
	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (including restricted)	$61.8	$45.5	$38.4	$18.7	$23.5
Working capital (deficit) from continuing operations	94.4	66.7	(220.2)	25.6	20.9
Total assets from continuing operations	482.0	349.5	151.8	228.8	226.7
Total debt, including current maturities	306.9	256.6	288.9	90.5	35.1
Stockholders’ equity (deficit)	136.4	122.5	(163.9)	91.4	77.1

(a)	The 2003 non-cash compensation charges reflect periodic charges related to the grant of options to purchase an aggregate of 1,958,022 shares of our common stock and the authorization to issue 1,037,500 shares of restricted common stock under our 2003 Management Equity Incentive Plan in connection with our plan of reorganization. In 2004, options to purchase 323,300 shares of our common stock were granted that resulted in additional non-cash compensation charges.

(b)	The 2001 restructuring and related charges represent the charge recorded in the fourth quarter of 2001 in connection with the approved plan to downsize and consolidate facilities and to effect changes in senior management. The 2002 restructuring and related charges represent the charges recorded in June, September and December 2002 in connection with the approved plan to close our Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations. In addition to these facility closures during 2002, management and DDi Corp.’s board of directors also approved a plan in 2002 to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, Japan, and to scale down our Anaheim, California facility. The restructuring and related charges for the eleven months ended November 30, 2003, represent the streamlining of manufacturing facilities, increasing operating efficiencies and the revision of estimates from previously recorded restructuring charges. The charges recorded in the one month ended December 31, 2003, also represent revision of estimates from previously recorded restructuring charges. The 2004 restructuring and related charges represent costs related to lowering the cost structure of our manufacturing operations.

(c)	The 2004 officer’s severance represents charges recorded in the fourth quarter of 2004 related to the severance agreement entered into with the former Chief Financial Officer.

(d)	The 2002 reorganization expenses represent the charges recorded in the fourth quarter of 2002 primarily comprised of personnel retention costs under the Dynamic Details Key Employee Retention Program, or KERP, and professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure. The reorganization expenses for the eleven months ended November 30, 2003, for the one month ended December 31, 2003, and for the year ended December 31, 2004 consist of professional fees incurred in connection with our efforts to effect a plan of reorganization to deleverage our capital structure as well as charges related to personnel retention costs under the Dynamic Details KERP. These amounts do not relate to the bankruptcy.

(e)	During the eleven months ended November 30, 2003, the Company recorded reorganization charges relating to the Chapter 11 proceedings of $14.0 million. These charges consist of $8.8 million related to professional fees directly associated with the Chapter 11 proceedings, $6.2 million related to the write-off of debt issuance costs, and a non-cash credit of $1.0 million related to the reversal of interest expense. In the month of December the Company recorded reorganization charges relating to the Chapter 11 proceedings of $1.1 million which consist of $0.1 million related to the write-off of debt issuance costs and $1.0 million related to professional fees directly associated with the Chapter 11 proceedings.

(f)	A factor that affected our comparability of information after 2001 was our implementation of SFAS No. 142 on January 1, 2002, which required that goodwill no longer be amortized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We provide time-critical, technologically advanced printed circuit board engineering, manufacturing and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis and delivering technologically advanced solutions — with lead times as short as 24 hours. We have approximately 1,100 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 40 to 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions to customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building lasting client relationships. Our engineering capabilities and highly scalable manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers on a global basis.
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
      The following is a summary of some of the transactions that were consummated on or about the effective date of our plan of reorganization:

•	Treatment of Our Pre-Bankruptcy Equity. All of our pre-bankruptcy equity securities were cancelled.

•	Treatment of Our Pre-Bankruptcy Debt. All of our pre-bankruptcy documents evidencing or creating any indebtedness were canceled or satisfied in full and discharged.

•	Issuance of Common Stock. We issued an aggregate of 23,500,000 shares of our common stock to the holders of our old convertible subordinated notes. We issued 249,926 shares of common stock to the holders of our pre-bankruptcy common stock.

•	Issuance of Series A Preferred Stock. We issued an aggregate of 1,000,000 shares of our Series A preferred stock to the holders of our old convertible subordinated notes.

•	Issuance of Warrants. We issued warrants to purchase an aggregate of 3,814,383 shares of our common stock to the lenders under our new senior credit facility and to holders of our old senior discount notes.

•	Management and Director Stock Options. We granted options to purchase an aggregate of 2,620,434 shares of our common stock under our 2003 Management Equity Incentive Plan.

•	Senior Accreting Notes. DDi Capital issued $17.7 million of its 16% senior accreting notes due 2009.

•	New Senior Credit Facility. The rights of the lenders under Dynamic Details $65.9 million senior credit facility were modified, exchanged and restated as provided in a $72.9 million senior credit facility.
Fresh-Start Accounting
      In connection with the Company’s emergence from bankruptcy, we have adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh-start accounting, a new reporting entity, known as the “Successor Company”, is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the consolidated financial statements for the Successor Company for the period from December 1, 2003 to December 31, 2003, and all subsequent periods, reflect the Company’s emergence from Chapter 11 and have been prepared utilizing the principles of fresh start reporting contained in SOP 90-7. As a result, the reported historical financial statements of the Company for periods prior to December 1, 2003, as presented in this Annual Report on Form 10-K, are not comparable to those of the Successor Company.
Discontinuation of European Business
      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Pursuant to the actions of the Administrators, DDi Europe will undergo a restructuring that will have the effect of the Company no longer having U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for approximately £20.1 million (approximately U.S.$37.2 million). The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied approximately £19.6 million (approximately U.S.$36.2 million) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving approximately £2.0 million (approximately U.S.$3.7 million) outstanding under the DDi Europe credit facilities. The Administrators will seek the sale or other disposition of the remaining assets of DDi Europe, including the businesses of the remaining operating subsidiaries of DDi Europe not transferred to eXception. The proceeds from the disposition of the remaining assets will be applied to satisfy the remaining £2.0 million outstanding under the DDi Europe credit facilities. To the extent that the net proceeds of such assets is less than £2.0 million, the eXception Group will pay any deficiency. Accordingly, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of Financial Accounting Standards Board (“FASB”) Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the accompanying Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash

Flows. Assets and liabilities of DDi Europe have been classified as held for sale under current assets, non-current assets, current liabilities and non-current liabilities, respectively.
      All other references to operating results and statistical information reflect the ongoing operations of DDi Corp. and its subsidiaries, excluding DDi Europe, (collectively, the Company). In addition to the elimination of DDi Europe from the ongoing operations of the Company, the Company’s Series A Preferred Stock, the underlying liability of which depends solely on the value of DDi Europe, has been written down to its estimated fair market value of zero as of December 31, 2004, and the related estimated liability for accrued but unpaid dividends has been reversed in full in the quarter ended December 31, 2004 and included in discontinued operations in the Company’s Consolidated Statement of Operations.
Key Financial Indicators
      The key financial indicators used by management to measure financial performance of our business include net sales and adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, non-cash compensation, goodwill impairment, restructuring and reorganization expenses, officer’s severance expense, loss on interest rate swap termination, fresh start accounting adjustments and gain or loss on extinguishment of debt).
      Factors that tend to drive net sales include customers’ time-to-market and advanced technology requirements. Our management examines these factors to determine whether we have been successful in our strategy of (i) focusing on time-critical and technologically advanced services; (ii) maintaining our large and diverse customer base; and (iii) successfully attracting new customers and markets.
      We believe that adjusted EBITDA is an important factor of our business because it reflects trends in operating performance. This financial measure is commonly used in our industry. It is also used by our lenders to determine components of covenant compliance. Growth in adjusted EBITDA is driven by higher gross profit and cost containment in selling, general and administration expenses.
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
      We believe our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:

•	fresh-start accounting;

•	valuation of long-lived assets;

•	goodwill impairment;

•	inventory obsolescence;

•	allowance for doubtful accounts;

•	income taxes;

•	litigation and other contingencies; and

•	discontinued operation.
      Fresh-start accounting — Upon emerging from the Chapter 11 proceedings, we were required to adopt fresh-start accounting in accordance with SOP 90-7, effective November 30, 2003. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. Through fresh-start accounting, we recorded assets and liabilities at their fair values resulting in a write-up of fixed assets by approximately $4.0 million. We also recorded additional goodwill of $99.8 million and other intangibles consisting of backlog and customer relationships of approximately $24.9 million and deferred lease liabilities of $8.1 million relating to over-market leases.
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
      Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets. If the carrying value may not be recoverable then an asset impairment may be recorded. In our 2001, 2002 and the eleven months ended November 30, 2003 Consolidated Statements of Operations, we recorded impairments of long-lived assets resulting from plant closures of $66.9 million, $15.8 million and $1.8 million, respectively.
      Goodwill impairment — We assess the potential impairment of goodwill at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value may not be recoverable then an impairment of goodwill may be recorded. In our 2002 Consolidated Statements of Operations, we recorded impairments of goodwill resulting from the decline of our market capitalization and in the eleven months ended November 30, 2003 we recorded impairment of goodwill due to the fact we were negotiating with our convertible subordinated noteholders, senior discount noteholders and the lenders of our senior credit facility to implement a plan of reorganization and based on business valuations that indicated the book value of goodwill was in excess of its fair value.
      Inventory obsolescence — We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized then an inventory impairment may be recorded. In our 2001, 2002 and the eleven months ended November 30, 2003 Consolidated Statements of Operations, we recorded restructuring-related inventory impairments resulting from plant closures and reduction of plant capacity and headcount. In addition to evaluations of the market value in connection with significant activities, we regularly monitor potential inventory obsolescence and, when necessary, reduce the carrying amount of our inventory to its market value.
      Receivables and Allowance for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We review our allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
      Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. In our 2002, eleven months ended November 30, 2003 and year ended December 31, 2004 Consolidated Statements of Operations, we recorded tax expense to establish valuation allowances against our federal and state deferred tax assets based upon management’s expectation that the deferred tax assets would likely not be realized. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded.
      Litigation and other contingencies — Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations, cash flows or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.
      Discontinued operation — We placed DDi Europe into administration on February 9, 2005 and pursuant to the actions of the Administrators, DDi Europe will undergo a restructuring that has the effect of the Company no longer having any continuing involvement in the operations of DDi Europe after February 9, 2005. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation. The operations and cash flows of DDi Europe have been eliminated from the operations of the Company as the result of the disposal transaction. Among other factors taken into consideration, the Company’s Board of Directors had concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. We estimated that the DDi Europe assets are likely worth no more than the amount of outstanding secured indebtedness prior to DDi Europe being placed into administration; therefore, the Company expects that administration will leave DDi Corp. with no residual value in the UK-based business. To arrive at our conclusion, we relied significantly on estimates and judgments relating to the values of our UK-based assets and the future earnings of our UK-based business. If different estimates and valuations were used, they would result in different valuations which would impact our estimate of the expected cash expenses to be incurred relative to the disposition of our European operations.
Results of Operations and Other Financial Data
      As required by fresh start accounting, the 2003 year results have been separately presented under the heading “Predecessor DDi” for the period from January 1, 2003 through November 30, 2003 and “Reorganized DDi” for the period from December 1, 2003 through December 31, 2003. The total operating results for the fiscal year ended December 31, 2003, can be derived by adding the amounts under the columns for the eleven months ended November 30, 2003 and the one month ended December 31, 2003. Management believes comparisons of the full fiscal years are the most appropriate method of analyzing and evaluating our financial results. Accordingly, the financial discussions below compare the year ended December 31, 2003, derived by adding the results of Predecessor DDi for the eleven month period ended November 30, 2003 to the results of Reorganized DDi for the one month period ended December 31, 2003, with the year ended December 31, 2004 and the year ended December 31, 2002.

      The following table sets forth Consolidated Statements of Operations Data and Other Financial Data for the year ended December 31, 2002, and the eleven months ended November 30, 2003 for Predecessor DDi Corp. and the one month ended December 31, 2003, and the year ended December 31, 2004 for Reorganized DDi Corp. The results of operations and other financial data of all prior periods presented have been reclassified to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and capital expenditures of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Consolidated Statements of Operations Data. In addition, the data for the eleven months ended November 30, 2003 and the one month ended December 31, 2003 for Predecessor DDi Corp. and Reorganized DDi Corp., respectively, has been combined in one column to present the results for the full year ended December 31, 2003 (in millions):

				Combined
				Predecessor
				DDi Corp. &
			Reorganized	Reorganized	Reorganized
	Predecessor DDi Corp.		DDi Corp.	DDi Corp.	DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended	Year Ended

	December 31,	November 30,	December 31,	December 31,	December 31,
	2002	2003	2003	2003	2004

Consolidated Statements of Operations Data:
Net sales	$185.6	$145.0	$14.6	$159.6	$189.0
Cost of goods sold	171.0	128.3	11.3	139.6	151.5
Non-cash compensation and amortization of intangibles	—	—	6.9	6.9	12.6
Restructuring related inventory impairment	3.4	1.7	—	1.7	—

Total cost of goods sold	174.4	130.0	18.2	148.2	164.1
Gross profit (loss)	11.2	15.0	(3.6)	11.4	24.9
Operating expenses:
Sales and Marketing:
Sales and marketing	19.7	13.5	1.1	14.6	14.6
Non-cash compensation	—	—	1.0	1.0	2.4

Total sales and marketing	19.7	13.5	2.1	15.6	17.0
General and Administration:
General and administration	10.5	8.5	0.6	9.1	12.4
Non-cash compensation	—	—	1.5	1.5	4.1
Officer’s severance	—	—	—		0.7

Total general and administration	10.5	8.5	2.1	10.6	17.2
Amortization of intangibles	—	—	0.4	0.4	4.6
Goodwill impairment	128.7	2.0	—	2.0	—
Restructuring and related charges	25.3	3.9	0.4	4.3	0.9
Reorganization expenses	2.1	7.4	0.5	7.9	0.8

Operating loss	(175.1)	(20.3)	(9.1)	(29.4)	(15.6)
Interest rate swap valuation	—	—	—	—	—
Loss on interest rate swap termination	—	5.6	—	5.6	—
Interest expense and other expense, net	19.9	16.3	0.8	17.1	7.6

				Combined
				Predecessor
				DDi Corp. &
			Reorganized	Reorganized	Reorganized
	Predecessor DDi Corp.		DDi Corp.	DDi Corp.	DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended	Year Ended

	December 31,	November 30,	December 31,	December 31,	December 31,
	2002	2003	2003	2003	2004

Reorganization items:
Gain on extinguishment of debt	—	(120.4)	—	(120.4)	—
Fresh start accounting adjustments	—	(115.2)	—	(115.2)	—
Reorganization proceeding expenses	—	14.0	1.1	15.1	—

Income (loss) from continuing operations before income taxes	(195.0)	179.4	(11.0)	168.4	(23.2)
Income tax expense	(17.0)	(0.1)	—	(0.1)	(2.0)

Income (loss) from continuing operations	(212.0)	179.3	(11.0)	168.3	(25.2)
Net loss from discontinued operations, net of tax	(76.1)	(14.9)	(3.0)	(17.9)	(20.7)

Net income (loss)	(288.1)	164.4	(14.0)	150.4	(45.9)
Series B preferred stock dividend and accretion	—	—	—	—	(4.0)

Net income (loss) available to common stockholders	$(288.1)	$164.4	$(14.0)	$150.4	$(49.9)

Other Financial Data:
Depreciation	$16.1	$12.4	$0.9	$13.3	$9.9
Capital expenditures	$8.0	$3.9	$0.1	$4.1	$4.4
      The following table sets forth Consolidated Statements of Operations Data and Other Financial Data expressed as a percentage of net sales for the year ended December 31, 2002, and the eleven months ended November 30, 2003 for Predecessor DDi Corp. and the one month ended December 31, 2003 and the year ended December 31, 2004 for Reorganized DDi Corp. In addition, the data for the eleven months ended November 30, 2003 and the one month ended December 31, 2003 for Predecessor DDi Corp. and Reorganized DDi Corp., respectively, has been combined in one column to present the results for the full year ended December 31, 2003:

				Combined
				Predecessor
				DDi Corp. &
			Reorganized	Reorganized	Reorganized
	Predecessor DDi Corp.		DDi Corp.	DDi Corp.	DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended	Year Ended

	December 31,	November 30,	December 31,	December 31,	December 31,
	2002	2003	2003	2003	2004

Consolidated Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.1	88.4	77.4	87.5	80.1
Non-cash compensation and amortization of intangibles	—	—	47.3	4.3	6.7
Restructuring related inventory impairment	1.9	1.2	—	1.1	—

Total cost of goods sold	94.0	89.6	124.7	92.9	86.8
Gross profit (loss)	6.0	10.4	(24.7)	7.1	13.2
Operating expenses:
Sales and Marketing:
Sales and marketing	10.6	9.3	7.6	9.1	7.6
Non-cash compensation	—	—	6.8	0.6	1.3

Total sales and marketing	10.6	9.3	14.4	9.7	8.9

				Combined
				Predecessor
				DDi Corp. &
			Reorganized	Reorganized	Reorganized
	Predecessor DDi Corp.		DDi Corp.	DDi Corp.	DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended	Year Ended

	December 31,	November 30,	December 31,	December 31,	December 31,
	2002	2003	2003	2003	2004

General and Administration:
General and administration	5.7	5.9	4.1	5.7	6.6
Non-cash compensation	—	—	10.3	0.9	2.2
Officer’s severance	—	—	—	—	0.4

Total general and administration	5.7	5.9	14.4	6.6	9.2
Amortization of intangibles	—	—	2.7	0.3	2.4
Goodwill impairment	69.3	1.4	—	1.3	—
Restructuring and related charges	13.6	2.7	2.7	2.7	0.5
Reorganization expenses	1.1	5.1	3.4	4.9	0.4

Operating loss	(94.3)	(14.0)	(62.3)	(18.4)	(8.2)
Loss on interest rate swap termination	—	3.9	—	3.5	—
Interest expense and other expense, net	10.7	11.2	5.5	10.7	4.0
Reorganization items:
Gain on extinguishment of debt	—	(83.0)	—	(75.4)	—
Fresh start accounting adjustments	—	(79.5)	—	(72.2)	—
Reorganization proceeding expenses	—	9.6	7.5	9.5	—

Income (loss) from continuing operations before income taxes	(105.0)	123.8	(75.3)	105.5	(12.2)
Income tax expense	(9.2)	(0.1)	—	(0.1)	(1.1)

Income (loss) from continuing operations	(114.2)	123.7	(75.3)	105.4	(13.3)
Net loss from discontinued operations, net of tax	(41.0)	(10.3)	(20.6)	(11.2)	(11.0)

Net income (loss)	(155.2)	(113.4)	(95.9)	94.2	(24.3)
Series B preferred stock dividend and accretion	—	—	—	—	(2.1)

Net income (loss) available to common stockholders	(155.2)%	(113.4)%	(95.9)%	94.2%	(26.4)%

Other Financial Data:
Depreciation	8.7%	8.6%	6.2%	8.3%	5.2%
Capital expenditures	4.3%	2.7%	0.7%	2.6%	2.3%
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Net sales increased $29.4 million to $189.0 million in 2004, from $159.6 million in 2003. The increase resulted from strengthened end market demand for our PCB products reflected in an increase of 12% in average selling prices and an increase in complementary assembly-related sales of $13.7 million, due both to an increase in demand from existing customers and to gaining significant new customers. The increase in net sales from 2003 occurred primarily in the communications/networking and medical/test/industrial end segments.
      We have recorded non-cash compensation expense as a component of total cost of goods sold, total sales and marketing expense, and total general and administration expenses in both 2003 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The higher level of non-cash compensation charges in 2004 reflects the fact that the vesting period of the associated equity grants commenced in the fourth quarter 2003. Though the expense recognized in 2003 includes the impact of the immediate vesting of certain stock options, the 2004 period incorporates a greater portion of the overall vesting period associated with the grants. The impact of non-cash compensation expense to the results of operations in each period is discussed more fully below.

      Gross profit increased $13.5 million to $24.9 million in 2004, from $11.4 million in 2003. Gross profit for 2004 reflected amortization of intangibles totaling $0.8 million. Gross profit for 2003 reflected amortization of intangibles totaling $1.1 million and restructuring-related inventory impairments totaling $1.7 million. Gross profit for both periods also included non-cash compensation charges ($11.8 million in 2004 and $5.8 million in 2003). The increase in gross profit resulted principally from the higher level of sales, the majority of which was led by improvements in PCB pricing.
      Total sales and marketing expenses increased $1.4 million to $17.0 million in 2004, from $15.6 million in 2003. The increase in total sales and marketing expenses is due to an increase of $1.4 million in non-cash compensation. Other sales and marketing expenses decreased slightly from 2003 to 2004 despite the higher level of net sales, due to operational restructuring initiatives undertaken in mid-2003 and to continued cost control. Total general and administration expenses increased $6.6 million to $17.2 million in 2004, from $10.6 million in 2003. The increase in total general and administration expenses is due to: (i) an increase of $2.6 million in non-cash compensation charges; (ii) Sarbanes-Oxley Section 404 compliance costs of $2.1 million in 2004; (iii) $0.7 million in 2004 severance costs relating to the departure of our former Chief financial Officer; and (iv) an increase in other professional fees of approximately $1.0 million, resulting from strategic reviews of our capital structure undertaken in 2004.
      Amortization of intangibles (other than such amounts included in the determination of gross profit, as discussed above) was $4.6 million in 2004, as compared to $0.4 million in 2003. The increase is due to the recording of such costs for the full year 2004, whereas the 2003 amortization reflects only the period subsequent to the adoption of fresh start accounting. Amortization of intangibles will be $4.6 million for years 2005 through 2007 and $4.2 million in 2008.
      In 2004, our results include restructuring and other related charges of $0.9 million, related to an operational realignment effected in October 2004. Such costs relate to severance, as we aligned our headcount with current demand for our products and optimized the work allocation amongst our facilities. We anticipated an annualized payroll cost savings of between $6 and $7 million as a result of this initiative. To date, it appears that the expected benefit of the initiative is being realized. Factors such as future demand will affect the extent to which we continue to realize the expected benefits of the realignment. In 2003, we recorded charges totaling $4.0 million related to streamlining our manufacturing facilities and otherwise increasing operational efficiencies. The impact of the 2003 restructuring initiatives on our gross profit and operating expenses are reflected in our 2003 and 2004 results of operations and are discussed more fully herein.
      In 2004, our results also included $0.8 million of costs related to the completion of our financial restructuring. Expenses related to our financial restructuring in 2003 totaled $23.3 million consisting of $8.2 million of reorganization expenses and $15.1 million of reorganization proceeding expenses. The 2003 expenses are comprised primarily of professional fees, personnel retention costs under the Dynamic Details Key Employee Retention Program, or KERP, and the writeoff of debt issue costs associated with the extinguishment of the Company’s former subordinated bond debt.
      In 2003, we terminated our interest rate swap agreement under our Dynamic Details senior credit facility resulting in a realized loss of $5.6 million.
      In 2003, we recorded a gain of $115.2 million due to fresh start accounting adjustments relating to our emergence from Chapter 11 bankruptcy and a gain of $120.4 million resulting from the extinguishment of debt in connection with the completion of our financial restructuring.
      Net interest expense for 2004 decreased $9.5 million to $7.6 million, from $17.1 million in 2003. The decrease is due primarily to the termination of the Company’s 5.25% and 6.25% convertible subordinated notes in 2003 and the repayment of our former senior term loans.
      Income tax expense increased to $2.0 million in 2004, from $0.1 million in 2003. The provision for taxes in each period differs from the expected tax when applying the U.S. statutory rate due primarily to the recording of valuation allowances in each period and to the recording in 2003 of a nontaxable gain on the extinguishment of debt and fresh-start accounting adjustments, partially offset by non-deductible goodwill impairments in 2003.

      Our European operations, DDi Europe, were placed into administration in February 2005. Because the DDi Europe credit facilities look solely to the UK assets as security and those assets are estimated to be worth no more than the amount of the outstanding secured indebtedness, we expect that the administration will leave DDi Corp. with no residual value in the UK-based businesses. We are reporting the results of operations relating to DDi Europe as discontinued operations. In addition, our Series A preferred stock, the underlying value of which depends solely on the value of DDi Europe, has been written down to its estimated fair market value of zero as of December 31, 2004, and the liability for accrued but unpaid dividends has been reversed in full in the quarter ended December 31, 2004 for a benefit recorded of $5.4 million which was included in discontinued operations. We reported net losses from discontinued operations of $20.7 million in 2004 and $17.9 million in 2003, representing the net losses associated with our European operations in each period.
      In 2004, we reported $4.0 million of Series B preferred stock dividends and accretion. Of this amount, $2.7 million represented accrued dividends and the remaining $1.3 million represented amortization of the cost of issuing this security. See Current Indebtedness and Outstanding Preferred Stock of the Company below.
      We reported a net loss available to common stockholders of $49.9 million in 2004, as compared to net income to common stockholders of $150.4 million in 2003. The decrease was primarily the result of: (i) the $120.4 million gain on the extinguishment of debt resulting from the extinguishment of debt in connection the completion of our financial restructuring; (ii) the $115.2 million adjustment for fresh start accounting; (iii) an increase in losses from discontinued operations; and (iv) an increase in non-cash compensation costs of $10.1 million. The impact of the foregoing items was partially offset by: (i) the increase in net sales; (ii) the reduction in net interest and other expense; (iii) the 2003 loss on the interest rate swap termination; and (iv) the reduction in costs associated with the completion of our financial restructuring.
Summary of 2003 Results
      During 2003, we successfully implemented the terms of a plan of reorganization with our lenders through negotiations regarding a consensual restructuring of our obligations. We incurred expenses of $8.2 million during 2003 associated with the negotiations for the plan of reorganization, primarily professional fees, which are classified as “Reorganization charges.” We also incurred expenses directly associated with the bankruptcy proceedings, primarily professional fees and the write-off of debt issuance costs associated with the extinguishment of the 5.25% and 6.25% convertible subordinated notes, to implement the plan of reorganization of $15.1 million which are classified as “Reorganization proceeding expenses.”
      As a result of the transactions consummated through the plan of reorganization, we recorded a gain of $115.2 million due to fresh start accounting adjustments and a gain on extinguishment of debt of $120.4 million for the exchange of common stock for debt to the holders of our 5.25% and 6.25% convertible subordinated notes. We recorded a liability relating to the Series A preferred stock issued at its estimated fair market value of $2.0 million which bears a 15% annual dividend rate on the face value of $15 million which is recorded to interest expense. In addition, the warrants issued to the lenders under our new senior credit facility and to holders of our new capital senior accreting notes are accounted for as a debt discount. We recorded the warrants at an aggregate estimated fair market value of approximately $1.2 million at November 30, 2003 and use the effective interest rate method to accrete the debt value to face at maturity through interest expense. Lastly, the grant of restricted stock and options in connection with our 2003 Management Equity Incentive Plan resulted in non-cash compensation expense totaling $8.3 million.
Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
      Net sales decreased $26.0 million to $159.6 million in 2003, from $185.6 million in 2002. The decrease in net sales is primarily attributable to the disposition of several non-core operations in the latter part of 2002, which reduced sales by approximately $21.5 million. The remainder of the decrease in net sales was due principally to a reduced emphasis on the generation of turnkey assembly sales, due to our desire to minimize working capital demand during our financial restructuring.

      Gross profit increased $0.2 million to $11.4 million in 2003, from $11.2 million in 2002. The increase in gross profit is due to the benefits of operational restructuring initiatives undertaken in the fourth quarter 2002 and the second quarter 2003 and to a reduction of $1.7 million in restructuring related inventory impairment charges. The foregoing items were partially offset by non-cash compensation charges of $5.7 million and amortization of intangibles totaling $1.2 million in 2003.
      Total sales and marketing expenses decreased $4.1 million to $15.6 million in 2003, from $19.7 million in 2002. The decrease in total sales and marketing expenses reflects our continued cost control efforts and, to a lesser extent, a reduction in commissions due to the decrease in net sales. Partially offsetting the foregoing items were non-cash compensation charges of $1.0 million in 2003. Total general and administration expenses increased $0.1 million to $10.6 million in 2003, from $10.5 million in 2002. The increase in total general and administration expenses reflects non-cash compensation charges of $1.5 million in 2003, the impact of which was nearly offset by the benefits of continued cost control.
      We recorded goodwill impairments of $2.0 million in 2003 and $128.7 million in 2002 (see Note 24 to the Consolidated Financial Statements), in each case as the result of the fact that book value was in excess of the fair value of goodwill.
      In 2003, our results include net restructuring and other related charges of $4.3 million primarily related to streamlining our manufacturing facilities and otherwise increasing operating efficiencies, and revisions of estimates from previously recorded restructuring charges. In 2002, we recorded restructuring and other related charges of $25.3 million related to closure of certain facilities and streamlining of other manufacturing facilities.
      Our results also include costs related to the completion of our financial restructuring totaling $23.3 million in 2003 and $2.1 million in 2002.
      In 2003, we terminated our interest rate swap agreement under our Dynamic Details senior credit facility resulting in a realized loss of $5.6 million.
      In 2003, we recorded a gain of $115.2 million due to fresh start accounting adjustments relating to our emergence from Chapter 11 bankruptcy and a gain of $120.4 million resulting from the extinguishment of debt in connection with the completion of our financial restructuring.
      Net interest expense for 2003 decreased $2.8 million to $17.1 million, from $19.9 million in 2003. The decrease in net interest expense is due substantially to the termination of periodic interest charges on the Company’s 5.25% and 6.25% convertible subordinated notes on August 20, 2003 (the date of the filing of the DDi Corp. and DDi Capital Corp. voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code), partially offset by net non-cash credits recorded in 2002 in connection with the modification of the Dynamic Details interest rate swap agreement.
      In 2003, the Company recorded a net tax expense of $0.1 million. This expense was less than the expected tax expense when applying the U.S. statutory rate, due to a nontaxable gain on extinguishment of debt and fresh-start accounting adjustments, partially offset by a non-deductible goodwill impairment, reorganization expenses, and an increase in valuation allowances. In 2002, we recorded net tax expense of $17.0 million. This expense was greater than the expected tax provision when applying the U.S. statutory rate, as a result of the impact of substantial non-deductible items (primarily the goodwill impairment) and the recording of valuation allowances relating to federal and state deferred tax assets, including certain state tax credits.
      We reported losses from discontinued operations of $17.9 million in 2003 and $76.1 million in 2002, representing the net losses associated with our European operations in each period. The European losses in 2002 include a charge of $70.3 relating to the impairment of goodwill.
      We reported net income available to common stockholders of $150.4 million in 2003, as compared to a net loss to common stockholders of $288.1 million in 2002. The increase was primarily the result of: (i) the $120.4 million gain on the extinguishment of debt; (ii) the $115.2 million adjustment for fresh start accounting; (iii) the higher level of goodwill impairment in 2002; (iv) a decrease in losses from discontinued

operations; and (v) the decrease in restructuring and related charges. The impact of the foregoing items was partially offset by: (i) the decrease in net sales; (ii) the 2003 loss on the interest rate swap termination; and (iv) the increase in costs associated with the completion of our financial restructuring.
Quarterly Financial Information
      The following tables present selected quarterly financial information for (i) Predecessor DDi Corp. for each of the seven quarters ended September 30, 2003 and two months ended November 30, 2003 and one month ended December 31, 2003 and (ii) Reorganized DDi Corp. for each of the four quarters ended December 31, 2004. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Predecessor DDi Corp.								Reorganized DDi Corp.

	Three Months Ended							Two	One
								Months	Month
	Mar.	June	Sept.	Dec.	Mar.	June	Sept.	Ended	Ended	Mar.	June	Sept.	Dec.
	31,	30,	30,	31,	31,	30,	30,	Nov. 30,	Dec. 31,	31,	30,	30,	31,
	2002	2002	2002	2002	2003	2003	2003	2003	2003	2004	2004	2004	2004

	(In millions)
Net sales	$47.0	$47.3	$44.9	$46.4	$41.1	$35.8	$38.2	$29.8	$14.6	$48.1	$49.9	$47.1	$44.0
Other cost of goods sold	42.9	42.3	39.2	46.6	38.0	33.6	33.4	23.2	11.3	36.7	37.5	40.6	36.7
Non-cash compensation and amortization of intangibles	—	—	—	—	—	—	—	—	6.9	5.7	2.5	2.3	2.1
Restructuring-related inventory impairment	—	3.4	—	—	—	1.7	—	—	—	—	—	—	—

Total cost of goods sold	42.9	45.7	39.2	46.6	38.0	35.3	33.4	23.2	18.2	42.4	40.0	42.9	38.8

Gross profit (loss)	$4.1	$1.6	$5.7	$(0.2)	$3.1	$.5	$4.8	$6.6	$(3.6)	$5.7	$9.9	$4.2	$5.2

      The quarterly financial information provided above does not present net income (loss) and related per share data. Such information is not presented because it does not allow for meaningful comparisons among quarters. Data fluctuates greatly from quarter to quarter due to the changes in our net interest expense as a result of the reduction in debt with the use of proceeds from our debt and equity offerings, variability in our restructuring and related charges and reorganization expenses and the closure or sale of facilities. Further quarterly financial information not presented above is presented in our quarterly reports on Form 10-Q.
Liquidity and Capital Resources

General
      Our principal sources of liquidity to fund ongoing operations for the past two years has been existing cash and cash equivalents. We believe that our cash on hand, cash generated by operations, and the Dynamic Details asset based revolving credit facility will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Accordingly, the Company has made, and may in the future make, offerings of debt, preferred stock and common stock which will improve the Company’s liquidity position.

Consolidated Cash and Cash Equivalents and Available Borrowings
      As of December 31, 2004, cash and cash equivalents were $23.5 million, inclusive of $15.9 million of borrowings under the revolving credit facility. The amount drawn under the revolving credit facility as of December 31, 2004 effectively represents the full borrowing availability at that time. Our principal source of liquidity to fund ongoing operations for the year ended December 31, 2004 was cash provided by operations and existing cash and cash equivalents. The amount drawn on the revolving credit facility of $15.9 million as of December 31, 2004 was fully repaid during January 2005.

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

Capital Raising Transactions in 2004
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
      On March 30, 2004, we issued 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock to institutional investors in a private placement at a price of $47.40 per share for an aggregate sales price of $61 million before placement fees and offering expenses (collectively, the “Series B Preferred”). Immediately after the closing of this transaction, on March 30, 2004, we repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees thereon using proceeds of $54.8 million from the private placement of the Series B Preferred and $14.0 million cash on hand, including $7.5 million in restricted cash which was in an account deposited with the lender of such senior credit facility. For a description of the terms of the Series B Preferred, see Current Indebtedness and Outstanding Preferred Stock of the Company below.

Consolidated Cash Flows
      Net cash provided by (used in) operating activities from continuing operations for the year ended December 31, 2004 was $3.6 million, compared to $(6.6) million for the year ended December 31, 2003. The improvement is due primarily to higher sales and margins, partially offset by an increase in working capital demands. In 2004, we experienced net working capital demand resulting from: (i) the funding of restructuring and reorganization related expenses incurred in 2003 and (ii) growth in our net sales. The impact of the growth in the business was mitigated by cash management initiatives.
      Net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2004 was $4.2 million, compared to $(1.9) million for the year ended December 31, 2003. The change is due primarily to proceeds from the disposition of restricted assets and a sale of fixed asset during the year ended December 31, 2004.
      Net cash provided by (used in) financing activities from continuing operations for the year ended December 31, 2004 was $12.7 million compared to $(6.3) million for the year ended December 31, 2003. The net cash inflows for the year ended December 31, 2004 resulted primarily from the issuance of Series B preferred stock and common stock and borrowing on revolving credit facilities, partially offset by the repayment of long-term debt. The net cash outflows for the year ended December 31, 2003 resulted primarily from the refinancing and repayment of indebtedness.

Capital Expenditures
      Capital expenditures were $4.4 million for the year ended December 31, 2004 and $4.0 million for the year ended December 31, 2003. The increase in capital expenditures is primarily due to an expansion of our Longmont, Colorado assembly operation.

     Contractual Obligations
      The following table shows our contractual commitments as of December 31, 2004:
Payments Due by Period

	Year Ending December 31,

Commitments	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
DDi Capital Accreting Notes	$—	$—	$—	$—	$18,394	$—	$18,394
Interest-Capital Accreting Notes	2,575	2,575	2,575	2,575	644	—	10,944
Mandatorily redeemable preferred stock(1)
— Series B	20,333	40,667	—	—	—	—	61,000
— Dividends	6,120	1,220	—	—	—	—	7,340
Capital Lease Obligations	1,077	58	—	—	—	—	1,135
Note Payable	350	300	—	—	—	—	650
Operating Leases	5,773	5,149	4,412	3,633	2,991	3,386	25,344

Total Commitments	$36,228	$49,969	$6,987	$6,208	$22,029	$3,386	$124,807

(1)	The Series B preferred stock is due to be repaid no later than January 1, 2009. Holders have the option to require the Company to redeem the shares earlier in three equal installments in 18 months, 24 months, and 30 months from issuance. This presentation assumes that the holders of the Series B preferred stock will exercise their option to require the Company to redeem the shares. To the extent shares of Series B preferred stock are not redeemed at the option of the holders, interest shall accrue on the notes at 6% per annum on any unredeemed shares until maturity in 2009. Both the redemption amounts and the 6% dividends may be paid in shares of common stock of the Company or in cash, at the election of the Company. The shares of common stock of the Company available to be utilized for redemption are limited to 10 million shares.
Current Indebtedness and Outstanding Preferred Stock of the Company
     Dynamic Details Asset-based Credit Facility
      On March 30, 2004, Dynamic Details, Incorporated and its U.S. subsidiaries entered into a three-year, $40,000,000 asset-based revolving credit facility with General Electric Capital Corporation, as agent and lender. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. At December 31, 2004, the interest rate was prime plus 3%. On an ongoing basis, pricing will be determined by the Company’s adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. Availability under the credit facility is based on the Company reaching various liquidity and borrowing base tests. The credit facility contains standard representations and warranties, covenants and events of default for a facility of this size. The credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The credit facility collateralized by the assets of our domestic operating subsidiary, Dynamic Details. Under the credit facility, (i) DDi Corp. pledged 100% of the common stock of DDi Intermediate as collateral to secure the credit facility; (ii) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the credit facility; and (iii) DDi Capital pledged 100% of the common stock of Dynamic Details, Incorporated as collateral to secure the credit facility. Our asset-based revolving credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As of December 31, 2004, we had $15.9 million available for borrowing under the credit facility, all of which was outstanding.

DDi Capital Accreting Notes
      The DDi Capital 16% senior accreting notes due 2009 were issued in an original principal amount of $17.7 million and will mature on January 1, 2009. The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee. The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is charged on the accreted principal balance as of March 15, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through the ordinary course of business. The senior accreting notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments to its stockholders. As of December 31, 2004, the Company was in compliance with these covenants.
      The DDi Capital senior accreting notes may be redeemed at the option of DDi Capital, in whole at any time, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. We have not redeemed any notes as of December 31, 2004.
      Each holder of the senior discount notes also received a warrant to purchase a pro rata portion of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. As a result of our private placement of securities in January 2004, the warrants issued to the holder of the senior discount notes were adjusted pursuant to anti-dilution provisions, allowing such holders to purchase an aggregate of 807,090 shares of our common stock. The warrants issued to the senior notes holders will be terminated if, on or before December  12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.
     Series B Preferred Stock
      As of March 1, 2005, 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. Each share of the Series B Preferred is initially convertible into four shares of our common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments. The Series B Preferred bear dividends at the rate of 6% per annum, payable quarterly, in cash or in common stock, commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. We also have the right to redeem the Series B Preferred if our common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at $47.40 per share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using our common stock; provided that we may use no more than 10 million shares of common stock in the aggregate for such redemption payments. Shares of common stock issued as dividends or redemption payments are issued at a 5% discount to the weighted average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.

Recently Issued Accounting Standards
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
      In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply all of this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position, cash flows or results of operations.
      In April 2004, the Emerging Issues Task Force issued EITF 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earning per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earning of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earning per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is require to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company has incurred net operating losses during the three and nine months ended September 30, 2004 and September 30, 2003, respectively, therefore the effect would be anti-dilutive.
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
      In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of a component of an entity that either has been disposed of or classified as held for sale should be reported in discontinued operations if: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Issue No. 03-13 addresses how companies should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from its ongoing operations and the types of continuing involvement that constitute “significant” continuing involvement. The consensus ratified in EITF Issue No. 03-13 is effective for a component of an entity that is disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004 or earlier if disposed of or classified as held for sale within the company’s fiscal year that includes the date of consensus ratification. The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Accordingly, pursuant to SFAS No. 144 and EITF Issue No. 03-13, DDi Europe has been accounted for as a discontinued operation. The results of operations presented in the attached Condensed Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Footnote 2 to our consolidated financial statements.
Factors That May Affect Our Future Results
The terms of our lending arrangements and outstanding Series B Preferred Stock may restrict our financial and operational flexibility.
      The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, DDi Capital and Dynamic Details are also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond our subsidiaries’ control, and there can be no assurance that they will meet those tests. Substantially all our assets and our subsidiaries’ assets are pledged as security under our senior credit facility.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
      Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

•	to fund our operations beyond 2005;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.
      If such funds are not available when required or on acceptable terms, our business and financial results could suffer.
The holders of our Series B Preferred Stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the redemption price and dividends on the preferred stock may increase.
      On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “Series B Preferred Stock”) to institutional investors. At the option of the holders of the Series B Preferred Stock, we are required to redeem the preferred shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default, or other specified occurrences. The first optional redemption date is September 30, 2005, on which date the holders of the Series B Preferred Stock can require us to redeem up to one-third of the outstanding Series B Preferred Stock. We have the option to make redemption payments in either cash or the Company’s common stock (up to a maximum of 10 million shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If the holders of the Series B Preferred Stock exercise their right to require us to redeem the Series B Preferred stock and we are not permitted to pay the redemption price in shares of common stock or have insufficient common stock available to pay the redemption price in full because of the 10 million share limit, we may not have enough funds to pay the redemption price in cash for all tendered shares of Series B Preferred Stock. If the Company is unable to redeem all of the Series B Preferred Stock submitted for redemption, (i) the Company must redeem a pro rata amount from each holder of the Series B Preferred Stock, (ii) the redemption price for any shares not redeemed as required would increase to 108% of the stated value of the Preferred Stock plus accrued dividends; (iii) in addition to any dividends required to be paid on the Series B Preferred Stock, the unpaid portion of the redemption price would accrue interest at the rate of 8.0% per annum, payable monthly in cash; and (iv) the holders of the Series B Preferred Stock holding in the aggregate at least a majority in interest of the then outstanding Series B Preferred Stock, would have the right to demand a stockholders’ meeting and, at such meeting the holders of the Series B Preferred Stock would have the right to elect an additional director to the Board of Directors.
Holders of our Series B Preferred Stock have the right to convert their preferred stock into shares of the Company’s common stock and to receive dividends payable in the Company’s common stock causing substantial dilution to common shareholders.
      The holders of our Series B Preferred Stock have the right to convert the principal amount of their shares into shares of the Company’s common stock. In addition, we have the option of paying the redemption price for and dividends on the Series B Preferred Stock in shares of the Company’s common stock. Shares issued as dividends or redemption payments are issued at a 5% discount to the market price at the time of the payment. The holders of our Series B Preferred Stock have an anti-dilution protections. The conversion price for the Series B Preferred Stock is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price (currently $11.85), then (with certain exceptions, including the issuance of common stock as payment of dividends or redemption payments on the Series B Preferred Stock) the conversion price for the Series B Preferred stock will automatically be decreased, allowing the holders of the Series B Preferred Stock to receive additional shares of the Company’s common stock upon conversion. The issuance of additional shares of Common Stock pursuant to the terms of the Series B Preferred Stock could cause possibly substantial dilution to our common stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

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
      Although we have a large number of customers, net sales to our largest customer accounted for approximately 8% of our net sales in 2004. Net sales to our ten largest customers accounted for approximately 35% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.
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
      The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other established public companies, smaller private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multi-layer printed circuit boards and other electronic assemblies. We also expect that competition will increase as a result of industry consolidation. Some of our principal competitors are less highly-leveraged than us and may have greater financial and operating flexibility.
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
      To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions, which we generally order from our suppliers on a purchase order basis. We use just-in-time procurement practices to maintain raw materials inventory at low levels and do not have guaranteed supply contracts with our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the availability of these materials decreases and the prices of these materials increase. In particular, if printed circuit board manufacturers in Asia continue to increase their production, demand for raw materials and corresponding price increases could result. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. If a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

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
      Certain of our current and former officers and directors have been named as defendants in a number of class action and related lawsuits. See “Business — Legal Proceedings.” Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director’s and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to those class action lawsuits, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, these lawsuits could divert management attention from our day to day operations, which could have a material adverse effect on our business.
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
The trading price of our common stock may continue to be volatile.
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

Interest Rate Risk
      The asset-based revolver facility bears interest at a floating rate, while the senior accreting notes bear interest at fixed rates.
      The interest rate at December 31, 2004 was prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. As of December 31, 2004, one-month LIBOR was 2.42% and prime rate was 5.25%. If one-month LIBOR or prime rate increased by 10% to 2.66% or 5.78% respectively, cash interest expense related to the revolving credit facility would increase by less than $0.1 million based on the expected usage of the revolving credit facilities. The overall effective cash interest rate for the prime plus 3% index rate loan, as of December 31, 2004, was 8.25%.
      A change in interest rates would not have an effect on our interest expense on the senior accreting notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk
      Sales and expenses and financial results of our Canadian operations are denominated in Canadian dollars. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in our Canadian subsidiary are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.1 million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.
      The financial statement information, including the reports of the independent registered public accounting firm (which includes such firm’s attestation report on management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting), required by this Item 8 is set forth on pages F-1 to F-53 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
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
Report of Management on Internal Control Over Financial Reporting
      Management of DDi Corp. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. DDi Corp.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of DDi Corp.;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of DDi Corp. are being made only in accordance with authorizations of management and directors of DDi Corp.; and

•	provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of DDi Corp.’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
      Based on this assessment, management determined that, as of December 31, 2004, DDi Corp. maintained effective internal control over financial reporting.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of DDi Corp. included in this report, has also audited management’s assessment of the effectiveness of internal control over financial reporting, as stated in their report under Item 15(a)(1).
Changes in Internal Control Over Financial Reporting
      There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding DDi Corp.’s executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference.
      The following table sets forth the directors of DDi Corp., their ages as of March 1, 2005, their term of office as directors, their positions or offices with us and their principal occupations for at least the past five years as of March 1, 2005.

		Director
Name	Age	Since	Principal Occupation and Other Information

Robert J. Amman	66	2003	Mr. Amman is currently the sole member of Blackland Associates LLC, through which he provides consulting services. From 1999 to 2000, Mr. Amman served as President of Global TeleSystems, Inc. (“GTS”), a European broadband network services provider. From 2000 to 2002, Mr. Amman was Chairman and Chief Executive Officer of GTS. Mr. Amman was Chairman, President and Chief Executive Officer of John H. Harland Company, a printing firm, from 1995 to 1998. Previously, from 1994 to 1995, he served as Vice Chairman of First Financial Management Corporation. From 1988 to 1994, Mr. Amman served as President and Chief Executive Officer of Western Union Corporation.
Robert Guezuraga	56	2001	Mr. Guezuraga is Senior Vice President and President, Diabetes Business, of Medtronic, Inc. a medical technology company since December 2004. From September 1999 to December 2004, he served as Senior Vice President and President, Medtronic Cardiac Surgery. From September 1998 to August 1999, he served as Vice President and General Manager of Medtronic Emergency Response Systems, a subsidiary of Medtronic that manufactures, sells and services external defibrillators and related medical equipment and accessories. From August 1994 to September 1998, he served as President and Chief Operating Officer of Physio-Control International, Inc., a medical equipment manufacturer. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE’s Medical Systems division.

		Director
Name	Age	Since	Principal Occupation and Other Information

Jay B. Hunt	65	2003	Mr. Hunt is a principal of The Development Group, a business and financial advisory services firm, since 1993. From 1983 to 1987 he served as Chairman & Chief Executive Officer of FN Realty Services, a specialized financial services company. From 1988 to 1990, he was Executive Vice President, member of the Executive Committee and Director of FM Productions, an entertainment services firm. He is a member of the Board of Directors of Electronic Medical Management, Inc., a medical payments processing firm member of the Board of Advisors of Joie De Vivre Hospitality, an owner or manager of 30 hotels and restaurants, Chairman of the Board and a Director of the Ischemia Research & Education Foundation and a Director of the Indiana University Foundation. Mr. Hunt has his B.A. in Political Science from Indiana University and a J.D. in law from the University of Michigan Law School.
Andrew E. Lietz	66	2003	Mr. Lietz currently serves as the Managing Director of Rye Capital Management, a private equity investment firm he founded in 2001. From September 2000 until June 2002, Mr. Lietz served as Executive Chairman of Clare Corporation, a manufacturer of integrated circuits. From October 1995 until June 2000, he served as President and Chief Executive Officer of Hadco Corporation, a global manufacturer of electronic interconnect products and services. Previously, Mr. Lietz served as Chief Operating Officer and Vice President of Hadco from July 1991 to October 1995, and served as director of Hadco from February 1993 through June 2000. Mr. Lietz serves as a director of Amphenol Corporation, a global manufacturer of electronic components for the industrial and military marketplace, Omtool, Ltd., a provider of e-mail and fax based messaging software, and Safeguard Scientifics, Inc, an operating company focused on acquiring and developing technology companies. He also serves on the Board of Trustees for the University System of New Hampshire
Bruce D. McMaster	43	1997	Mr. McMaster has served as President of the Company since 1991 and as a Director and Chief Executive Officer since 1997. Before becoming President of the Company, Mr. McMaster worked in various management capacities in the Company’s engineering and manufacturing departments. Mr. McMaster also serves as President and Chief Executive Officer of the Company’s subsidiaries, DDi Capital Corp. and Dynamic Details, Incorporated.

		Director
Name	Age	Since	Principal Occupation and Other Information

Carl R. Vertuca, Jr.	57	2003	Mr. Vertuca is president of The Vertuca Group, a venture capital and real estate investment company since April 2000. He is also a managing member of the limited liability company that is the general partner of SOB Ventures, a private equity fund. Since 1993, he served as executive vice president and a board member of The Dii Group, a publicly held contract manufacturing company, until it was acquired by Flextronics International for $2.3 billion in April 2000. Prior to his tenure at The Dii Group, Mr. Vertuca held various senior level management positions in manufacturing, engineering and finance at IBM Corporation and StorageTek Corporation. Mr. Vertuca serves as a director of Reptron Electronics, Inc.
      There are no arrangements or other understandings pursuant to which any of the persons listed in the table above was selected as a director or nominee.
      On February 11, 2005, Mr. David Blair resigned from the Company’s board of directors. Mr. Blair served as director of DDi Corp. since 2003 and as Chief Officer of DDi Europe since January 2002.
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
      To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during Fiscal 2004 or prior fiscal years, and except as disclosed in the following paragraph, the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.
      The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during Fiscal 2004: (a) Robert Amman, Robert Guezuraga, Jay B. Hunt, Andrew Lietz and Carl Vertuca, Jr., each of whom is one of the Company’s directors, each filed a late Form 4 in June 2004 in connection with the grant of stock options; (b) Thomas Ingham, one of our executive officers, filed a late Form 4 in May 2004 in connection with the withholding of shares to satisfy tax withholding obligations; and (c) Jay Latin, at the time one of our executive officers, filed a late Form 4 in April 2004 in connection with the withholding of shares to satisfy tax withholding obligations.
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
      We are required by the Securities and Exchange Commission to disclose compensation earned during the last three fiscal years by (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2004; and (iii) up to two additional individuals for whom such disclosure would have been provided under clause (i) and (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal 2004; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.
      Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (i) Bruce McMaster, our Chief Executive Officer; and (ii) David Blair, Michael Moisan, Thomas Ingham and Timothy Donnelly, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2004 and whose salary and bonus exceeded $100,000 and (iii) Joseph P. Gisch and Jay Latin for whom disclosure would be required as one of the Company’s most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2004. All of these officers are referred to in this Annual Report on Form 10-K as the “Named Executive Officers.”

Summary Compensation Table
      The annual and long-term compensation of our chief executive officer and other executive officers named below was as follows for the years ended December 31, 2002, 2003 and 2004:

						Long-Term
	Annual Compensation					Compensation

						Restricted	Options to
						Stock	Purchase	All Other
			Bonus	Other Annual		Awards	Common	Compensation
Name and Position	Year	Salary ($)	($)	Compensation ($)		(#)	Stock (#)	($)

Bruce D. McMaster	2004	514,712	—	—	*	362,500	—	126,586	(1)
President and	2003	501,256	—	—	*	—	622,482	127,062	(1)
Chief Executive Officer	2002	194,814	—	—	*	—	—	252,973	(1)

David Blair(2)	2004	368,851	—	51,318	(3)	100,000	—	65,431	(4)
Former Chief Executive Officer	2003	330,922	—	54,312	(3)	—	165,999	113,735	(4)
of DDi Europe	2002	259,304	—	49,746	(3)	—	—	—

Michael Moisan(5)	2004	304,500	—	—	*	100,000	—	58,788	(6)
Former Chief Operating Officer	2003	290,897	—	—	*	—	165,999	58,503	(6)
	2002	275,000	—	—	*	—	—	218,737	(6)

Timothy J. Donnelly	2004	229,327	—			50,000	—	45,500	(7)
Vice President, Secretary	2003	225,000	—	—	*	—	82,995	45,336	(7)
and General Counsel	2002	182,596	—	—	*	—	—	45,249	(7)

Thomas Ingham(8)	2004	215,385	—	—	*	50,000	—	40,529	(9)
Former Vice President, Sales	2003	206,923	—	—	*	—	82,995	40,514	(9)
and Marketing	2002	198,610	25,000	—	*	—	2,453	40,503	(9)

Joseph P. Gisch(10)	2004	258,077	—	—	*	87,500	—	180,367	(11)
Former Chief Financial	2003	305,000	—	—	*	—	145,250	61,504	(11)
Officer	2002	230,963	—	—	*	—	—	62,028	(11)

Jay Latin(12)	2004	192,923	—	—	*	50,000	—	128,724	(13)
Former Vice President,	2003	196,577	—	—	*	—	82,995	38,298	(13)
Sales and Marketing —	2002	147,588	50,000	—	*	—	—	38,231	(13)
Western Region
(Footnotes on the following page.)

*	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive officer.

(1)	Other compensation for 2004 consisted of: (a) $126,250 representing a discretionary retention bonus under the Dynamic Details Key Employee Retention program, or KERP and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2003 consisted of: (a) $126,750 representing a discretionary retention bonus under the Dynamic Details Key Employee Retention program, or KERP and (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. Other compensation for 2002 consisted of: (a) $252,000 representing a discretionary retention bonus under the Dynamic Details KERP, which was deferred by Mr. McMaster and actually paid in February 2003; (b) $661 representing Company contributions for Mr. McMaster’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster.

(2)	Mr. Blair served as President of DDi Europe from January 2002 to February 2005. Mr. Blair’s compensation is paid by the Company in British Pounds and for purposes of this Summary Compensation Table have been converted to U.S. Dollars at the weighted average exchange rate for the relevant fiscal year (for fiscal year ended December 31, 2002: US$1.50321: £1.00; for fiscal year ended December 31, 2003: US$1.6412: £1.00; for fiscal year ended December 31, 2004: US$1.8328: £1.00).

(3)	Other annual compensation for 2004 included an automobile allowance of $51,318. Other annual compensation for 2003 included an automobile allowance of $45,954. Other annual compensation for
(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

2002 included an automobile allowance of $42,090. No other perquisites exceeded 25% of the total perquisites for 2002, 2003 or 2004.

(4)	All other compensation for 2004 consisted of $65,431 representing a discretionary retention bonus under the KERP. All other compensation for 2003 consisted of $113,735 representing a discretionary retention bonus under the KERP.

(5)	Mr. Moisan served as our Chief Operating Officer until March 11, 2004.

(6)	All other compensation for 2004 consisted of (a) $58,000 representing a discretionary retention bonus under the KERP; and (b) $788 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan. All other compensation for 2003 consisted of (a) $58,000 representing a discretionary retention bonus under the KERP; and (b) $503 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan. Other compensation for 2002 consisted of: (a) $58,000 representing a discretionary retention bonus under the KERP; (b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Moisan; and (c) $160,425 representing a relocation allowance.

(7)	All other compensation for 2004 consisted of (a) $45,000 representing a discretionary retention bonus under the KERP and (b) $500 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. All other compensation for 2003 consisted of (a) $45,000 representing a discretionary retention bonus under the KERP and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. Other compensation for 2002 consisted of (a) $45,000 representing a discretionary retention bonus under the KERP and (b) $249 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly.

(8)	Mr. Ingham served as our Vice President, Sales and Marketing until February 2005.

(9)	All other compensation for 2004 consisted of: (a) $40,000 representing a discretionary retention bonus under the KERP; and (b) $529 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham. All other compensation for 2003 consisted of: (a) $40,000 representing a discretionary retention bonus under the KERP; and (b) $514 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham. Other compensation for 2002 consisted of: (a) $40,000 representing a discretionary retention bonus under the KERP; and (b) $503 representing term life insurance premiums paid by the Company for the benefit of Mr. Ingham.

(10)	Mr. Gisch served as our Chief Financial Officer until November 2004.

(11)	All other compensation for 2004 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; (b) $34,891 representing accrued vacation paid upon Mr. Gisch’s resignation, (c) a severance payment of $34,019, representing the continuation of Mr. Gisch’s salary from November 16 through year end, (d) $50,000 representing the first consulting payment pursuant to Mr. Gisch’s Confidential Severance Agreement and General Release, and (b) $457 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. All other compensation for 2003 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; and (b) $504 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch. Other compensation for 2002 consisted of: (a) $61,000 representing a discretionary retention bonus under the KERP; (b) $716 representing Company contributions for Mr. Gisch’s account under the Company’s 401(k) Plan; and (c) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. Gisch.

(12)	Mr. Latin served as our Vice President, Sales and Marketing — Western Region until November 2004. Mr. Latin continues to be employed by the Company in a non-executive officer capacity.

(13)	All other compensation for 2004 consisted of: (a) $38,000 representing a discretionary retention bonus under the KERP; (b) $90,444 representing a payment in connection with Mr. Latin’s relocation; and (c) $280 representing term life insurance premiums paid by the Company for the benefit of Mr. Latin. All other compensation for 2003 consisted of: (a) $38,000 representing a discretionary retention bonus
(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

under the KERP; and (b) $298 representing term life insurance premiums paid by the Company for the benefit of Mr. Latin. Other compensation for 2002 consisted of: (a) $38,000 representing a discretionary retention bonus under the KERP; and (b) $231 representing term life insurance premiums paid by the Company for the benefit of Mr. Latin.
Stock Options
      Stock Option Grants. No stock options were granted to the Named Executive Officers during fiscal 2004.
      Option Exercises/ Fiscal Year End Value. The following table shows stock option exercises by the named executive officers during fiscal 2004 and the value of unexercised stock options held by the Named Executive Officers at the end of fiscal 2004.
Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		In-the-Money Options/SARs
			Fiscal Year-End (#)		at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Bruce D. McMaster	—	—	149,700	411,678	$134,231	$625,387
David Blair	—	—	39,918	109,783	$35,793	$166,774
Michael Moisan	—	—	39,918	109,782	$35,793	$166,771
Timothy J. Donnelly	—	—	19,959	54,891	$17,897	$83,385
Thomas Ingham	—	—	19,959	54,891	$17,897	$83,385
Joseph P. Gisch	—	—	104,793	26,198	$93,964	$83,283
Jay Latin	—	—	19,959	54,891	$17,897	$83,385
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
      On September 1, 2004 we adopted a Severance Plan for Key Employees Effective December 19, 2004 (the “2004 Severance Plan”). Under the 2004 Severance Plan, our senior executives and key employees (“Participants”), including each of our executive officers, may be entitled to receive a severance payment in the event the Participant’s employment is terminated by us without cause or the Participant voluntarily terminates his or her employment for good reason, as defined in the Severance Plan, before December 19,

2006. Under the Severance Plan, the size of severance payment that would be due to an executive upon termination ranges from 6 months salary to 24 months salary, depending on the Participant’s position with us. Under the Severance Plan, Bruce McMaster, our Chief Executive Officer, would be entitled to 24 months salary under the Severance Plan and each of our other executive officers would be entitled to 12 months salary. The Severance Plan also provides that we will pay or reimburse COBRA premiums made by a Participant who timely elects to receive COBRA coverage for health insurance under our group health insurance plan, for the period of time commencing with the Participant’s termination date and ending with the earlier of (a) the last day of the applicable severance term for which the Participant is entitled to receive a severance payment, and (b) the date upon which the Participant becomes eligible to participate in the health insurance plan of a subsequent employer without limitation for pre-existing conditions. On December 17, 2004, DDi Corp. (the “Company”) amended and restated the DDi Corp. Severance Plan for Key Employees Effective December 19, 2004 (the “2004 Severance Plan”) to modify the list of eligible participants under the 2004 Severance Plan and to make related conforming changes to the 2004 Severance Plan. Under the 2004 Severance Plan, as amended and restated (a) David Blair, former Chief Executive Officer of DDi Europe Limited and a director of the Company, John Calvert, former Vice President of Sales for DDi Europe Limited, and Joseph Gisch, former Chief Financial Officer of the Company, will no longer be participants in the 2004 Severance Plan and will not be entitled to receive any benefits under the 2004 Severance Plan; (b) Mikel Williams, the Company’s Senior Vice President and Chief Financial Officer, has been added to the 2004 Severance Plan as a Tier II Participant; and (c) the calculation of the Severance Payment for Tier II Participant Mikel Williams shall be the sum of: (i) the amount calculated pursuant to Section 4.1 of such Plan and (ii) $225,000.00. Aside from the changes referenced above, no other changes were made to the 2004 Severance Plan.
      On November 17, 2004, Joseph Gisch, our former Chief Financial Officer, entered into a Confidential Severance Agreement and General Release (the “Severance Agreement”) with the Company. Pursuant to the terms of the Severance Agreement, Mr. Gisch will receive, less applicable withholding taxes: (i) his current monthly salary of through November 15, 2004; and (ii) a lump sum payment of the amount owed to Mr. Gisch for accrued but unused vacation. Under the Severance Agreement, Mr. Gisch agreed to a general release of all claims against the Company. Further, if Mr. Gisch does not revoke the release provisions of the Severance Agreement, Mr. Gisch will receive, less applicable withholding taxes: (i) a severance payment equal to his base salary for a period of 12 months, payable over a period of 12 months; (ii) an amount equal to the bonus, if any, Mr. Gisch would have been entitled to receive for service through December 31, 2004 under the Company’s 2004 Senior Management Bonus Program had he remained an employee and an officer of the Company through December 31, 2004; and (iii) insurance coverage through November 15, 2005, substantially similar to that which Mr. Gisch was receiving or entitled to receive immediately prior to November 15, 2004. In addition, if Mr. Gisch does not revoke the release provisions of the Severance Agreement, (i) the Company will accelerate the vesting of the following unvested stock options granted Mr. Gisch under the under the Company’s 2003 Management Equity Incentive Plan, so that all such stock options will vest immediately and become fully exercisable: (a) 23,404 Tranche A1 options (exercise price of $0.49); (b) 23,404 Tranche A2 options (exercise price of $5.00 per share); (c) 23,404 Tranche A3 options (exercise price of $5.75 per share); and (d) 20,060 Tranche A4 options (exercise price of $0.001 per share), and (ii) the Company will extend the post-termination exercise period for all unexercised stock options granted to Mr. Gisch so that all such stock options will be exercisable for the period ending November 15, 2007.
      Pursuant to the terms of the Severance Agreement, Mr. Gisch will act as a part-time consultant to the Company for a period of six months following his termination date, but will not be required to provide such services for more than 20 hours per week. The consulting services Mr. Gisch will provide will consist of (i) assisting the Company’s management team in guiding the Sarbanes-Oxley Section 404 certification project to completion, including through testing, remediation and issuance of opinion by the Company’s independent registered accountants; (ii) otherwise assisting the Company’s new Chief Financial Officer in his transition into the Company; and (iii) such additional consulting services as reasonably requested by the Company’s Chief Executive Officer in writing. As compensation for his consulting services, Mr. Gisch will receive $50,000 per month during the term of the consulting arrangement and reimbursement for all reasonable expenses, consistent with the Company’s reimbursement policy and past practices, as approved by the Company’s Chief Executive Officer in connection with the performance of the consulting services.

      On November 15, 2004 the Company appointed Mikel H. Williams, age 48, as Chief Financial officer of the Company. Mr. Williams will be paid an annual salary of $325,000, and beginning in 2005 will be eligible to participate in a senior management bonus program under which Mr. Williams may earn up to one-half of his base salary upon the achievement of certain performance objectives. Mr. Williams will be a participant in the Company’s Key Employee Severance Plan, under which he may be eligible for a severance payment of $225,000 plus 12 months’ base salary in the event of termination of his employment without Cause or resignation for Good Reason (each as defined in the Key Employee Severance Plan). The Company granted Mr. Williams 250,000 Tranche B stock options under the Company’s 2003 Management Equity Incentive Plan (the “Incentive Plan”) at an exercise price of $3.88 per share, the fair market value of a share of the Company’s common stock as defined in the Incentive Plan. The Company will also reimburse Mr. Williams for certain relocation expenses. Mr. Williams’ employment is “at will” and may be terminated any time for any reason with or without notice. Mr. Williams will not have a written employment agreement.
      On January 21, 2004 the Compensation Committee of the Board of Directors of the Company adopted the Dynamic Details, Incorporated Senior Management Bonus Program for the fiscal year ended December 31, 2004 (the “2004 Bonus Program”). All of the Company’s North American executive officers participate in this program, which will pay cash bonuses to participants after completion of the fiscal year ended December 31, 2004 (“fiscal 2004”) if pre-established levels of performance under designated criteria are met or exceeded for the fiscal year. The financial performance goals are based on the attainment of a certain level of EBITDA for the Company’s consolidated North American operations, as adjusted for certain items (“Net EBITDA”). Under the 2005 Performance Bonus Program, the Company’s executive officers and other key employees can earn a cash bonus ranging from zero to 50% of the employee’s base salary, depending upon the extent to which the Company’s Net EBITDA for fiscal 2004 meets, exceeds or is less than the established target. To be eligible to participate in the 2004 Bonus Program, an employee must be selected for participation by the Compensation Committee and remain employed by the Company at December 31, 2004. The obligations of the 2004 Bonus Program will be binding on any employer that acquires, through a stock purchase or merger, or through an asset purchase, or otherwise, part or all of the Company following a Change of Control.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Company’s Board of Directors is comprised of Robert Guezuraga, Jay B. Hunt and Andrew Lietz. No member of the Compensation Committee has ever been an officer of the registrant or any of its subsidiaries.
Compensation of Directors
      Directors who are also employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee.
      Cash Compensation. In December 2003, our Board of Directors adopted a directors compensation policy pursuant to which each of our current and future outside directors or any of our subsidiaries will receive a $20,000 annual retainer, plus $2,000 per meeting attended. The chairman of the Audit Committee will receive an additional annual retainer of $15,000. In addition, each other committee chairman will receive an additional annual retainer of $10,000. The non-chair members of committees will receive a $5,000 annual committee member retainer for each committee on which they serve. All committee members will also receive $1,000 per committee meeting attended. The Chairman of our Board will be entitled to a $15,000 annual retainer.
      Stock Options. In December 2003, our Board of Directors adopted the 2003 Directors Equity Incentive Plan, subject to the further approval by the stockholders of the Corporation. Under the plan, the Board may from time to time grant stock options to purchase up to 100,000 shares of our common stock in the aggregate to each non-employee director. In December 2003, the Board approved, subject to stockholder approval of the 2003 Directors Equity Incentive Plan, a grant to each of our non-employee directors of 100,000 options with an exercise price of $5.00 per share, which was determined by the Board to be the fair market value for our common stock as of the date of grant. Our stockholders approved the 2003 Directors Equity Incentive Plan at our Annual Meeting of Stockholders on May 26, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership Table
      The following table sets forth certain information about the beneficial ownership of our Common Stock and Preferred Stock as of the record date by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding Common Stock and each series of Preferred Stock;

•	each of our current directors;

•	our chief executive officer and the other officers named in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers” (we refer to these officers as the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.
      The Company is not aware of any holder beneficially owning more than 5% of the voting power of our outstanding Series A Preferred. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based upon voting or investment power over the securities. None of the Company’s officers or directors beneficially owns any shares of Preferred Stock.
      Shares and percentages beneficially owned are based upon the number of shares of Common Stock and Preferred Stock outstanding on February 17, 2005, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of February 17, 2005 for each stockholder. Under the rules of the Securities and Exchange Commission, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of Common Stock or Preferred Stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of the record date are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

	Amount and Nature of
	Beneficial Ownership

	Number of
	Shares	Right to		Percent of
Name and Address of Beneficial Owner(1)	Owned	Acquire	Total	Class

Common Stock
Principal Stockholders:
FMR Corp.(2)	3,405,389	—	3,405,389	13.1%
82 Devonshire Street
Boston, MA 02109
Symphony Asset Management LLC(3)	2,371,267	—	2,371,267	9.1%
Nuveen Investments, Inc.
Nuveen Investments Holdings, Inc.
555 California Street, Suite 2975
San Francisco, CA 94104

	Amount and Nature of
	Beneficial Ownership

	Number of
	Shares	Right to		Percent of
Name and Address of Beneficial Owner(1)	Owned	Acquire	Total	Class

Pacific Edge Investment Management, LLC(4)	1,679,075	—	1,679,075	6.4%
100 Hamilton Avenue, Suite 100
Palo Alto, CA 94301
Citigroup Global Markets Holdings Inc.(5)	1,473,292	—	1,473,292	5.6%
338 Greenwich Street
New York, NY 10013
C. L. King & Associates(6)	1,413,600	—	1,413,600	5.4%
Nine Elk Street
Albany, New York 12207
Greywolf Capital Partners II(7)	1,350,000	—	1,350,000	5.2%
Greywolf Capital Overseas Fund
411 West Putnam Avenue, Suite 265
Greenwich, CT 06830
Sankaty High Yield Asset Partners, L.P.(8)	1,320,500	—	1,320,500	5.1%
Sankaty High Yield Partners II, L.P.
Sankaty High Yield Partners III, L.P.
Sankaty Credit Opportunities, L.P.
111 Huntington Avenue
Boston, Massachusetts 02199
QVT Financial LLC(9)	1,366,461	—	1,366,461	5.2%
527 Madison Avenue, 8th Floor
New York, New York 10022
Named Executive Officers and Directors:
Bruce D. McMaster	289,559	149,700	439,259	1.7%
David Blair	72,700	39,918	112,618	*
Michael Moisan	75,071	39,918	114,989	*
Timothy J. Donnelly	40,000	19,959	59,959	*
Thomas Ingham	28,732	19,959	48,691	*
Joseph P. Gisch	66,705	104,793	171,498	*
Jay Latin	25,000	19,959	44,959	*
Robert J. Amman	8,000	60,000	68,000	*
Robert Guezuraga	—	60,000	60,000	*
Jay B. Hunt	7,500	60,000	67,500	*
Andrew E. Lietz	10,000	60,000	70,000	*
Carl R. Vertuca, Jr.	9,300	60,000	69,300	*
All Directors and Executive Officers as a group (8 persons)	393,091	572,951	966,042	3.6%
Series B-1 Preferred Stock Principal Stockholder:
Isotope Limited	147,679	—	147,679	100.0%
c/o Amaranth LLC
One America Lane
Greenwich, CT 06831

	Amount and Nature of
	Beneficial Ownership

	Number of
	Shares	Right to		Percent of
Name and Address of Beneficial Owner(1)	Owned	Acquire	Total	Class

Series B-2 Preferred Stock
Principal Stockholders:
Capital Ventures International	63,291	—	63,291	5.6%
401 City Ave., Ste. 220
Bala Cynwyd, PA 19004
Topaz Partners	63,291	—	63,291	5.6%
c/o Jemmco Capital Corp.
600 Third Ave., 11th Fl.
New York, NY 10022
Manchester Securities Corporation	210,970	—	210,970	18.5%
712 Fifth Ave., 35th Fl.
New York, NY 10017
Deutsche Bank, AG London Branch	421,940	—	421,940	37.0%
c/o QVT Financial LP
527 Madison Ave., 8th Fl.
New York, NY 10022
Portside Growth and Opportunity Fund(10)	210,970	—	210,970	18.5%
c/o Ramius Capital Group LLC
666 Third Ave., 26th Fl.
New York, NY 10017
RCG Latitude Master Fund Ltd.(11)	105,485	—	105,485	9.3%
c/o Ramius Capital Group LLC
666 Third Ave., 26th Fl.
New York, NY 10017

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o DDi Corp., 1220 Simon Circle, Anaheim, California 92806.

(2)	This beneficial ownership information is based on information contained in a Schedule 13G/ A filing filed with the Commission on February 14, 2005. FMR Corp., on behalf of its direct and indirect subsidiaries, Fidelity Management & Research Company, and Fidelity Management Trust Company and Fidelity International Limited, on behalf of its direct and indirect subsidiaries, is the beneficial owner of 2,071,300 shares of Common Stock as a result of acting as investment adviser to various investment companies.

(3)	This beneficial ownership information is based on information contained in a composite Schedule 13G dated February 26, 2004 and filed with the Commission on March 3, 2004.

(4)	This beneficial ownership information is based on information contained in a Schedule 13G dated December 31, 2003 and filed with the Commission on January 23, 2004. Pacific Edge Investment Management, LLC is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. Karen Payne is the Manager of Pacific Edge Investment Management, LLC. No individual client’s holdings of the stock are more than five percent of the outstanding common stock.

(5)	This beneficial ownership information is based on information contained in a composite Schedule 13G/ A filed with the Commission on February 9, 2005. According to the Schedule 13G/ A, each of Citigroup Global Markets Holdings, Inc. (“Holdings”) and Citigroup Inc. (“Citigroup”) are the beneficial
(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

owners of 1,473,292 shares, and Citigroup Financial Products Inc. (“Products”) is the beneficial owner of 800,117 shares.

(6)	This beneficial ownership information is based on information contained in Schedule 13G filed with the Commission on February 14, 2005.

(7)	This beneficial ownership information is based on information contained in Schedule 13G filed with the Commission on November 1, 2004. Greywolf Capital Partners II LP beneficially owns 673,245 shares of Common Stock. Greywolf Capital Overseas Fund beneficially owns 676,755 shares of Common Stock. Jonathan Savitz is the senior managing member of a limited liability company which is the sole general partner of Greywolf Capital Partners II LP. Mr. Savitz is also the managing member of a limited liability company which is the general partner of the investment manager for Greywolf Capital Overseas Fund. This investment manager exercises investment discretion and control over the securities held by Greywolf Capital Overseas Fund.

(8)	This beneficial ownership information is based on information contained in Schedule 13G filed with the Commission on August 16, 2004. Represents shares of common stock held by Sankaty High Yield Asset Partners, L.P., a Delaware limited partnership (“Sankaty I”), Sankaty High Yield Partners II, L.P., a Delaware limited partnership (“Sankaty II”), Sankaty High Yield Partners III, L.P., a Delaware limited partnership (“Sankaty III”) and Sankaty Credit Opportunities, L.P., a Delaware limited partnership (“Sankaty Credit”). Sankaty Advisors, LLC (“Sankaty Advisors”), a Delaware limited liability company, is the investment sub-adviser to Sankaty I, and the investment adviser to each of Sankaty II, Sankaty III and Sankaty Credit. Mr. Jonathan S. Lavine is the manager of Sankaty Advisors. Sankaty High Yield Asset Investors, LLC (“Sankaty HIYA”), a Delaware limited liability company, is the general partner of Sankaty I. Sankaty Investors, LLC (“Sankaty Investors”), a Delaware limited liability company, is the managing member of Sankaty HIYA. Sankaty High Yield Asset Investors II, LLC (“Sankaty HIYA II”), a Delaware limited liability company, is the general partner of Sankaty II. Sankaty Investors II, LLC (“Sankaty Investors II”), a Delaware limited liability company, is the managing member of Sankaty HIYA II. Sankaty High Yield Asset Investors III, LLC (“Sankaty HIYA III”), a Delaware limited liability company, is the general partner of Sankaty III. Sankaty Investors III, LLC (“Sankaty Investors III”), a Delaware limited liability company, is the member of Sankaty HIYA III. Sankaty Credit Opportunities Investors LLC (“Sankaty Credit Investors”), a Delaware limited liability company, is the general partner of Sankaty Credit. Sankaty Credit Member, LLC (“Sankaty Credit Member”) is the managing member of Sankaty Credit Investors. Mr. Jonathan S. Lavine is the managing member of each of Sankaty Investors, Sankaty Investors II, Sankaty Investors III and Sankaty Credit Member.

(9)	This beneficial ownership information is based on information contained in Schedule 13G filed with the Commission on May 13, 2004. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “QVT Fund”), which beneficially owns 854,882 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 511,579 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by each of the QVT Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,366,461 shares of Common Stock, consisting of the shares owned by the QVT Fund and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial.

(10)	The Investment Advisor to Portside Growth and Opportunity Fund is Ramius Capital Group, LLC. The Managing Member of Ramius Capital Group, LLC is C4S & Co., the Managing Members of which are Peter Cohen, Morgan Stark, Thomas Strauss and Jeffrey Solomon. As such, Messrs. Cohen, Stark, Strauss and Solomon may be deemed beneficial owners of the shares. Messrs. Cohen, Stark, Strauss and Solomon therefore disclaim beneficial ownership of such shares.
(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

(11)	The Investment Advisor to RCG Latitude Master Fund, Ltd. is Ramius Capital Group, LLC. The Managing Member of Ramius Capital Group, LLC is C4S & Co., the Managing Members of which are Peter Cohen, Morgan Stark, Thomas Strauss and Jeffrey Solomon. As such, Messrs. Cohen, Stark, Strauss and Solomon may be deemed beneficial owners of the shares. Messrs. Cohen, Stark, Strauss and Solomon therefore disclaim beneficial ownership of such shares.
Securities Authorized for Issuance under Equity Compensation Plans
      The Company has two equity compensation plans — the 2003 Management Equity Incentive Plan and the 2003 Directors Equity Incentive Plan. A description of the material features of each of these plans is included in Note 15 to the consolidated financial statements under the caption “Stock Options”.
      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2004.
Equity Compensation Plan Information

	(a)	(b)	(c)

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders(1)	500,000	$5.00	100,000 (1)
Equity compensation plans not approved by security holders(2)	2,652,502 (2)	$3.99	2,192,722 (2)

Total	3,152,502	$4.15	2,292,722

(1)	Represents the maximum number of shares of common stock that may be issued pursuant to outstanding options granted under and available for future grant under the 2003 Directors Equity Incentive Plan.

(2)	Represents the maximum number of shares of common stock that may be issued pursuant to outstanding options granted under and available for future grant under the 2003 Management Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions.
      On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, we loaned the sum of $600,000 to Bruce D. McMaster, President and Chief Executive Officer and member of our Board of Directors. The note which bears interest at the Applicable Federal Rate (2.7% per annum), matured in November 2002, but has not been repaid to date. The note is collateralized by 5,059 shares of Common Stock of DDi Corp. As of March 1, 2005, the outstanding principal and accrued interest due under the note was approximately $652,000. The terms relating to this loan were not negotiated at arm’s-length and were more favorable to Mr. McMaster than terms that could be obtained by an unaffiliated third party. We believe that the above-referenced transaction will not have a material effect on our financial condition.
      On February 9, 2005, two joint administrators were appointed to assume day-to-day management of DDi Europe, Limited and certain of its subsidiaries. Pursuant to the actions of the Administrators, DDi Europe will undergo a restructuring that will have the effect of the Company no longer having U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for approximately £20.1 million (approximately

U.S.$37.2 million). The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied approximately £19.6 million (approximately U.S.$36.2 million) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving approximately £2.0 million (approximately U.S.$3.7 million) outstanding under the DDi Europe credit facilities. The Administrators will seek the sale or other disposition of the remaining assets of DDi Europe, including the businesses of the remaining operation subsidiaries of DDi Europe not transferred to eXception. The proceeds from the disposition of the remaining assets will be applied to satisfy the remaining £2.0 million outstanding under the DDi Europe credit facilities. To the extent that the net proceeds of such assets is less than £2.0 million, the eXception Group will pay any deficiency. David Blair, a former director of the Company, and currently a director and the Chief Executive Officer of DDi Europe, is the new Chief Executive Officer of the eXception Group and John Calvert, a former director of DDi Europe is a member of senior management of the eXception Group. Messrs. Blair and Calvert and several other former employees of DDi Europe own equity interests in the eXception Group. The Company is not, and will not be, a part of the ownership of the eXception Group and does not expect to receive any proceeds from the transfer of the assets of DDi Europe or any of its subsidiaries in connection with the administration. The Company has no affiliation with, or control over, the Administrators and the Company was not a part of any decision made by the Administrators after the Administrators assumed day-to-day management of DDi Europe and certain of its subsidiaries.

Item 14.	Principal Accounting Fees and Services.
      The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm for each of the last two fiscal years.

	Fiscal Year

	2003	2004

Audit Fees	$920,520	$2,510,527
Audit Related Fees	—	117,700
Tax Fees	363,596	305,016

Total	$1,284,116	$2,933,243

      Audit Fees. This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements related to those fiscal years. The increase in 2004 is primarily the result of increased audit work related to the newly effective Sarbanes-Oxley requirements.
      Audit-Related Fees. This category consists of fees for services related to security offerings, registration of employee and director options and review of press releases during fiscal 2004.
      Tax Fees. This category consists of professional services billed for those fiscal years and rendered by PricewaterhouseCoopers LLP for tax services, including tax compliance, tax advice and tax planning.
      The Audit Committee of our Board of Directors has established a practice that requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent registered public accounting firm, PricewaterhouseCoopers LLP, in advance of such services being provided to us.
      Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant. We are in compliance with these SEC rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements
Index to Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-4
 Consolidated Statements of Operations for the Year Ended December 31, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and the Year Ended December 31, 2004 (Reorganized DDi Corp)
F-5
 Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and Year Ended December 31, 2004 (Reorganized DDi Corp)
F-6
 Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and Year Ended December 31, 2004 (Reorganized DDi Corp)
F-7
 Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and Year Ended December 31, 2004 (Reorganized DDi Corp)
F-9
Notes to Consolidated Financial Statements	F-12
      (a)(2) Financial Statement Schedules.
      Schedule II — Valuation and Qualifying Accounts
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

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)

2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)

3.2	Certificate of Designation of DDi Corp.(1)

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)

3.4	Amended and Restated Bylaws of DDi Corp.(3)

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Dynamic Details Incorporated Senior Management Bonus Program.*

10.2	Dynamic Details, Inc. Key Employee Retention Plan.(4)

Exhibit	Description

10.3	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.(4)

10.4	DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)

10.5	2003 Directors Equity Incentive Plan.(6)

10.6	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)

10.7	DDi Corp. 2003 Management Incentive Plan.(7)

10.8	Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan)(8)

10.9	Form of Stock Option Agreement (2003 Management Equity Incentive Plan)(8)

10.10	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)

10.11	Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)

10.12	Employment Letter dated November 1, 2004 between DDi Corp. and Mikel Williams.(5)

10.13	Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)

Other Material Contracts

10.14	Indenture dated as of December 12, 2003 with respect to DDi Capital Senior Accreting Notes due 2009.(1)

10.15	Senior Discount Warrant Agreement, dated as of December 12, 2003.(1)

10.16	Senior Discount Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.17	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Secured Lender Warrants.(1)

10.18	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Senior Discount Warrants.(1)

10.19	Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)

10.20	Registration Rights Agreement, dated as of December 12, 2003, relating to Preferred Stock of DDi Europe.(1)

10.21	Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among(i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein and (iv) the Governor and Company of the Bank of Scotland.(11)

10.22	Working Capital Letter, dated November 15, 2001, among(i) DDi Europe Limited, (ii) the additional borrowers named therein and (iii) the Governor and Company of the Bank of Scotland.(11)

10.23	Composite Guarantee and Debenture, dated November 15, 2001, among(i) DDi Europe Limited and the additional charging companies named herein and (ii) the Governor and Company of the Bank of Scotland.(11)

10.24	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.25	Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.26	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(13)

10.27	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado(14)

Exhibit	Description

10.28	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado(14)

10.29	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(14)

10.30	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(16)

10.31	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(15)

10.32	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(16)

10.33	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(13)

10.34	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(15)

10.35	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)

10.36	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(15)

10.37	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(13)

10.38	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.39	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.40	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.(4)

10.41	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto.(7)

10.42	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)

10.42	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)

10.42	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)

10.42	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

Exhibit		Description

10.42		Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)

10.42		Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)

10.42		First Supplemental Indenture, dated as of February 24, 2004, between DDi Capital Corp. and Wilmington Trust Company, as trustee.(2)

10.42		Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(17)

10.42		Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(17)

10.42		Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(17)

10.42		Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(17)

10.42		Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(17)

10.42		Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(17)

14.1		Code of Business Conduct and Ethics.(18)

21	.1*	Subsidiaries of DDi Corp.

23	.1*	Consent of PricewaterhouseCoopers LLP

31	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

Exhibit		Description

31	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

32	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on January 20, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form 8-A/ A.

(4)	Previously filed with the Commission on March 31, 2003 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(12)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(13)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(14)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(17)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(18)	Previously filed with the Commission on March 30, 2004 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 15th day of March, 2005.

DDi CORP.

By:	/s/ MIKEL H. WILLIAMS

Mikel H. Williams
Senior Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE D. MCMASTER Bruce D. McMaster	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ MIKEL H. WILLIAMS Mikel H. Williams	Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2005

/s/ REBECCA H. YANG Rebecca H. Yang	Corporate Controller (Principal Accounting Officer)	March 15, 2005

/s/ ROBERT J. AMMAN Robert J. Amman	Director	March 15, 2005

/s/ ROBERT GUEZURAGA Robert Guezuraga	Director	March 15, 2005

/s/ JAY B. HUNT Jay B. Hunt	Director	March 15, 2005

/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 15, 2005

/s/ CARL R. VERTUCA, JR. Carl R. Vertuca, Jr.	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of DDi Corp.:
      We have completed an integrated audit of DDi Corp.’s (Successor Company or Reorganized Company) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its consolidated financial statements as of and for the one month ended December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the one month ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of DDi Corp.:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of DDi Corp. and its subsidiaries (Predecessor Company) for the period from January 1, 2003 to November 30, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 11, 2005

DDi CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Reorganized DDi Corp.
	December 31,

	2003	2004

	(See Note 21)
ASSETS
Current assets:
Cash and cash equivalents	$11,202	$23,526
Cash and cash equivalents — restricted (see Note 8)	7,500	—
Accounts receivable, net	23,861	26,564
Inventories	16,610	17,996
Prepaid expenses and other	1,357	1,713
Current assets held for disposal	26,311	33,016

Total current assets	86,841	102,815
Property, plant and equipment, net	43,666	36,376
Debt issuance costs, net	—	1,780
Goodwill	99,829	99,375
Other intangibles, net	23,376	18,009
Deferred income tax asset	663	541
Assets held for disposal	36,969	26,245
Other	722	810

Total assets	$292,066	$285,951

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$1,186	$916
Revolving credit facilities	—	15,948
Accounts payable	13,371	16,389
Accrued expenses and other liabilities	18,827	14,527
Income tax payable	998	1,099
Note payable	500	—
Current liabilities held for disposal	34,889	67,853

Total current liabilities	69,771	116,732
Long-term debt and capital lease obligations	89,338	18,252
Notes payable and other	11,758	8,602
Liabilities held for disposal	27,697	3,725
Series A mandatorily redeemable preferred stock	2,066	—

Total liabilities	200,630	147,311

Commitments and contingencies (Note 17)
Series B mandatorily redeemable preferred stock	—	61,557
Stockholders’ equity:
Common stock — $0.001 par value, 75,000,000 shares authorized, 23,749,926 and 25,513,522 shares issued and outstanding at December 31, 2003 and 2004, respectively	24	26
Additional paid-in capital	138,661	147,739
Deferred compensation	(32,454)	(9,445)
Accumulated other comprehensive loss	(152)	(712)
Stockholder receivables	(635)	(652)
Accumulated deficit	(14,008)	(59,873)

Total stockholders’ equity	91,436	77,083

	$292,066	$285,951

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

	(See Note 21)	(See Note 21)	(See Note 21)
Net sales	$185,612	$144,950	$14,613	$189,007
Cost of Goods Sold:
Cost of goods sold	171,006	128,232	11,339	151,520
Restructuring-related inventory impairment	3,397	1,736	—	—
Non-cash compensation and amortization of intangibles	—	—	6,855	12,556

Total cost of goods sold	174,403	129,968	18,194	164,076
Gross profit (loss)	11,209	14,982	(3,581)	24,931
Operating expenses:
Sales and Marketing:
Sales and marketing	19,695	13,521	1,123	14,531
Non-cash compensation	—	—	1,021	2,402

Total sales and marketing	19,695	13,521	2,144	16,933
General and Administration:
General and administration	10,535	8,533	535	12,368
Non-cash compensation	—	—	1,533	4,155
Officer’s severance	—	—	—	676

Total general and administration	10,535	8,533	2,068	17,199
Amortization of intangibles	—	—	383	4,598
Goodwill impairment	128,700	2,000	—	—
Restructuring and other related charges	25,268	3,823	439	903
Reorganization expenses	2,092	7,378	471	829

Operating loss	(175,081)	(20,273)	(9,086)	(15,531)
Loss on interest rate swap termination	—	5,621	—	—
Interest expense and other expense, net	19,923	16,316	788	7,637
Reorganization items:
Gain on extinguishment of debt	—	(120,444)	—	—
Fresh start accounting adjustments	—	(115,167)	—	—
Reorganization proceeding expenses	—	14,034	1,138	—

Income (loss) from continuing operations before income taxes	(195,004)	179,367	(11,012)	(23,168)
Income tax benefit (expense)	(16,969)	(60)	39	(1,984)

Income (loss) from continuing operations	(211,973)	179,307	(10,973)	(25,152)
Net loss from discontinued operations, net of tax	(76,120)	(14,885)	(3,035)	(20,713)

Net income (loss)	(288,093)	164,422	(14,008)	(45,865)
Less: Series B preferred stock dividends and accretion	—	—	—	(4,044)

Net income (loss) available to common stockholders	$(288,093)	$164,422	$(14,008)	$(49,909)

Income (loss) per share of common stock from continuing operations — basic	$(4.40)	$3.63	$(0.46)	$(1.15)
Income (loss) per share of common stock from continuing operations — diluted	$(4.40)	$3.02	$(0.46)	$(1.15)
Net income (loss) per share of common stock — basic	$(5.98)	$3.33	$(0.59)	$(1.97)
Net income (loss) per share of common stock — diluted	$(5.98)	$2.78	$(0.59)	$(1.97)
The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

	(See Note 21)	(See Note 21)	(See Note 21)
Net income (loss)	$(288,093)	$164,422	$(14,008)	$(45,865)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,257	783	(152)	(560)
Unrealized loss on interest rate swap agreements, net of income tax effect	(6,115)	(165)	—	—
Reclassification adjustment for loss on interest rate swap termination	—	5,621	—	—
Unrealized holding loss on marketable securities — available for sale	(46)	(4)	—	—
Effect of fresh start accounting adjustments	—	(3,020)	—	—

Comprehensive income (loss)	$(286,997)	$167,637	$(14,160)	$(46,425)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional				Other
			Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total

			(In thousands, except share amounts)
Balance, December 31, 2001 (Predecessor DDi Corp.)	47,950,886	$480	$541,215	$—	$(712)	$(414,200)	$(4,311)	$122,472
Issuance of common stock upon exercise of stock options	206,222	2	149	—	—	—	—	151
Issuance of common stock through Employee Stock Purchase Plan	975,907	9	329	—	—	—	—	338
Foreign currency translation adjustment	—	—	—	—	—	—	7,257	7,257
Accrued interest on stockholder receivables	—	—	—	—	(16)	—	—	(16)
Repayment of stockholder receivables	—	—	—	—	110	—	—	110
Unrealized loss on interest rate swap agreements, net of income tax effect	—	—	—	—	—	—	(6,115)	(6,115)
Unrealized holding loss on marketable securities	—	—	—	—	—	—	(46)	(46)
Compensation charge for stock option modification	—	—	82	—	—	—	—	82
Net loss	—	—	—	—	—	(288,093)	—	(288,093)

Balance, December 31, 2002 (Predecessor DDi Corp.)	49,133,015	491	541,775	—	(618)	(702,293)	(3,215)	(163,860)
Issuance of common stock upon exercise of stock options	79,465	1	3	—	—	—	—	4
Issuance of common stock through Employee Stock Purchase Plan	313,656	3	15	—	—	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	783	783
Accrued interest on stockholder receivables	—	—	—	—	(15)	—	—	(15)
Unrealized loss on interest rate swap agreements, net of income tax	—	—	—	—	—	—	(165)	(165)
Reclassification adjustment for loss on interest rate swap termination	—	—	—	—	—	—	5,621	5,621
Unrealized holding loss on marketable securities	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	164,422	—	164,422
Cancellation of common stock	(49,526,136)	(495)	495	—	—	—	—	—
Issuance of new common stock	249,926	1	—	—	—	—	—	1
Debt discharge	23,500,000	23	88,172	—	—	—	—	88,195
Fresh start accounting adjustments	—	—	(534,851)	—	—	537,871	(3,020)	—

DDi CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Common Stock		Additional				Other
			Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total

			(In thousands, except share amounts)
Balance, November 30, 2003 (Predecessor DDi Corp.)	23,749,926	24	95,609	—	(633)	—	—	95,000

Balance, December 1, 2003 (Reorganized DDi Corp.)	23,749,926	24	95,609	—	(633)	—	—	95,000
Deferred compensation	—	—	43,052	(43,052)	—	—	—	—
Amortization of deferred compensation included in continuing operations	—	—	—	8,255	—	—	—	8,255
Amortization of deferred compensation included in discontinued operations	—	—	—	2,343	—	—	—	2,343
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	(152)
Accrued interest on stockholder receivables	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	(14,008)	—	(14,008)

Balance, December 31, 2003 (Reorganized DDi Corp.)	23,749,926	24	138,661	(32,454)	(635)	(14,008)	(152)	91,436
Deferred compensation adjustments	—	—	(2,027)	2,027	—	—	—	—
Amortization of deferred compensation included in continuing operations	—	—	—	18,345	—	—	—	18,345
Amortization of deferred compensation included in discontinued operations	—	—	—	2,637	—	—	—	2,637
Issuance of new common stock in private placement, net of offering costs	1,000,000	2	14,765	—	—	—	—	14,767
Issuance of common stock upon exercise of stock options	94,846	—	383	—	—	—	—	383
Issuance of restricted common stock	668,750	—	1	—	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(560)	(560)
Accrued interest on shareholder receivables	—	—	—	—	(17)	—	—	(17)
Dividends payable on Series B preferred stock	—	—	(2,765)	—	—	—	—	(2,765)
Accretion on Series B Preferred Stock	—	—	(1,279)	—	—	—	—	(1,279)
Net loss						(45,865)	—	(45,865)

Balance, December 31, 2004 (Reorganized DDi Corp.)	25,513,522	$26	$147,739	$(9,445)	$(652)	$(59,873)	$(712)	$77,083

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

	(See Note 21)	(See Note 21)	(See Note 21)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(211,973)	$179,307	$(10,973)	$(25,152)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash and accrued restructuring and other related charges	26,114	6,899	570	757
Accrued reorganization proceeding charges	—	3,170	40	—
Restructuring related inventory impairment	3,347	1,736	—	—
Depreciation	16,147	12,399	923	9,856
Provision for doubtful accounts	690	413	2	426
Amortization of debt issuance costs and discount	4,650	2,439	47	1,496
Capital senior note accretion	—	—	157	581
Amortization of intangible assets	—	—	1,537	5,367
Goodwill impairment	128,700	2,000	—
Amortization of deferred interest rate swap (income) loss	(5,946)	5,054	—	—
Write-off of debt issuance costs	2,014	6,162	—
Deferred income taxes	31,096	—	—	(24)
Interest income on stockholder receivables	(16)	(15)	(2)	(17)
Loss (gain) on sale of fixed assets	(57)	65	(48)	164
Gain on extinguishment of debt	—	(120,444)	—
Fresh start accounting adjustments	—	(115,167)	—
Non cash compensation	—	—	8,255	18,345
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,706	1,274	2,795	(2,832)
Increase in inventories	(8,467)	(1,879)	(1,230)	(1,195)
(Increase) decrease in prepaid expenses and other	(24)	2,030	208	(427)
Increase in current income taxes	9,040	1,926	145	281
Increase (decrease) in accounts payable	(424)	(4,811)	3,883	2,337
Increase (decrease) in accrued expenses and other accrued liabilities	(4,237)	5,248	(751)	(6,327)

Net cash provided by (used in) continuing operations	(7,640)	(12,194)	5,558	3,636
Net cash provided by (used in) discontinued operations	(3,228)	(6,970)	1,091	(4,700)

Net cash provided by (used in) operating activities	(10,868)	(19,164)	6,649	(1,064)

(continued on next page)

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Predecessor DDi Corp.		Reorganized DDi Corp.

	Year Ended	Eleven Months	One Month
	December 31,	Ended	Ended	Year Ended
		November 30,	December 31,	December 31,
	2002	2003	2003	2004

	(See Note 21)	(See Note 21)	(See Note 21)
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(7,997)	(3,897)	(132)	(4,378)
Proceeds from sale of fixed assets	199	70	800	1,510
Purchase of marketable securities — available for sale	(18,912)	(64)	—	—
Proceeds from sale of marketable securities — available for sale	40,725	175	—	—
Proceeds from (investment in) restricted assets	(12,500)	1,892	—	7,500
Merger and acquisition related expenditures	(516)	(750)	—	(475)
Net cash used in investing activities from discontinued operations	(6,225)	(1,418)	(278)	(3,354)

Net cash provided by (used in) investing activities	(5,226)	(3,992)	390	803

(continued on next page)

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Predecessor DDi Corp.		Reorganized DDi Corp.

	Year Ended	Eleven Months	One Month
	December 31,	Ended	Ended	Year Ended
		November 30,	December 31,	December 31,
	2002	2003	2003	2004

	(See Note 21)	(See Note 21)	(See Note 21)
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	—	—	—
Payments on long-term debt	(67,274)	(2,621)	—	(71,695)
Net borrowings (payments) on revolving credit facilities	—	—	—	15,948
Payments of debt issuance costs	(5,471)	(1,715)	—	(2,350)
Payments of other notes payable	(461)	—	—	(500)
Principal payments on capital lease obligations	(1,604)	(1,879)	(83)	(1,330)
Payment of pro-rata portion of deferred swap liability	(3,761)	—	—	—
Repayment of stockholder receivables	110	—	—	—
Proceeds from issuance of Series B preferred stock	—	—	—	61,000
Costs incurred in connection with the issuance of Series B preferred stock	—	—	—	(3,488)
Proceeds from issuance of common stock	—	—	—	15,980
Costs incurred in connection with the issuance of common stock	—	—	—	(1,213)
Issuance of common stock through Employee Stock Purchase Plan	338	18	—	—
Proceeds from exercise of stock options	151	4	—	383
Net cash provided by (used in) financing activities from discontinued operations	(662)	5,737	(726)	308

Net cash provided by (used in) financing activities	21,366	(456)	(809)	13,043

Effect of exchange rate changes on cash	33	(282)	(68)	(458)

Net increase (decrease) in cash and cash equivalents	5,305	(23,894)	6,162	12,324
Cash and cash equivalents, beginning of period	23,629	28,934	5,040	11,202

Cash and cash equivalents, end of period	$28,934	$5,040	$11,202	$23,526

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
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
      All intercompany transactions have been eliminated in consolidation.
      In October 1997, the Company completed a recapitalization transaction with a group of investors. The historical bases of the Company’s assets and liabilities were not affected. In connection with the recapitalization, DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes (as described in Note 8, the “Capital Senior Discount Notes”), to DDi Capital. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, and subsequently combined MCM with its other European operations to form DDi Europe. The Company filed a petition on August 20, 2003 with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11. The Company’s Plan of Reorganization dated as of August 30, 2003 was substantially consummated on December 2, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
      The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005 (see Note 21). Accordingly, DDi Europe is presented in the consolidated financial statements as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of DDi Europe have been shown as current and non-current assets held for disposal and current and non-current liabilities held for disposal, respectively, in the Consolidated Balance Sheets. Dynamic Details represents the operating division of DDi Corp.
      The Company has historically experienced negative cash flows from operations. The Company had net cash used in continuing operations of $7.6 million and $12.2 million for the year ended December 31, 2002, the eleven months ended November 30, 2003, respectively. The Company’s principal source of liquidity to fund ongoing operations has been cash, cash equivalents, cash provided from continuing operations for the one month ended December 31, 2003 and the year ended December 31, 2004 and debt and/or equity offerings. The Company’s management believes the Company has sufficient cash and availability under its asset based revolving credit facility to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Accordingly, the Company has and may make offerings of debt, preferred stock and common stock which will improve the Company’s liquidity position.
Fresh Start Accounting
      In connection with DDi Corp.’s emergence from bankruptcy (see Note 3), the Company adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Nature of Business
      The Company is a leading provider of time-critical, technologically advanced, electronics manufacturing services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services from its facilities located across North America to customers on a global basis.

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
      Cash and cash equivalents — Management defines cash and cash equivalents as highly liquid deposits with maturities of 90 days or less when purchased. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.
      Cash and cash equivalents — restricted — The Company had classified a portion of its cash and cash equivalents as restricted at December 31, 2003 pursuant to a minimum liquidity covenant related to the Senior Credit Facility and such cash balance became unrestricted at March 31, 2004 (see Note 8).
      Receivables and Allowances for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Management determines the allowance based on historical write-off experience and specific account review. Management reviews the allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our customers.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories — Inventories include freight-in, materials, labor and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.
      Property, plant and equipment — Property, plant and equipment are stated at depreciated historical cost for the Predecessor DDi Corp. and have been adjusted for recognition of fair values for Reorganized DDi Corp. Such fair values were recognized in accordance with fresh start accounting and were recorded on November 30, 2003 based upon an independent appraisal. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and is included in the caption depreciation expense.
      Debt issuance costs and debt discounts — The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 8). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.
      The Company issued the Capital Senior Discount Notes, Senior Credit Facility and Capital Senior Accreting Notes (as defined in Note 8) at a discount. Discounts are reflected in the accompanying balance sheets as a reduction of face value and are amortized over the expected term of the related indebtedness using the effective interest method.
      Amortization of debt issuance costs and discount included as interest expense amounted to approximately $4.7 million for the year ended December 31, 2002. For the eleven months ended November 30, 2003, approximately $2.4 million of amortization was included as interest expense and for the one month ended December 31, 2003, approximately $0.05 million of amortization was included as interest expense. Amortization included as interest expense was $1.5 million for the year ended December 31, 2004.
      Business combinations — The Company accounts for all business combinations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations”. The results of operations since the date of acquisition are included in the consolidated financial statements.
      Revenue recognition — The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable sales price and terms, delivery of the product has occurred in accordance with the terms of the sale, collectibility of the sale is reasonably assured, returns are reasonably estimable and there are no remaining obligations.
      Product warranty — The Company records warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the Company’s warranty reserves for the year ended December 31, 2002, the eleven months ended November 30, 2003, the one month ended December 31, 2003 and the year ended December 31, 2004 is as follows:

	Predecessor		Reorganized
	DDi Corp.		DDi Corp.

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31, 2002	November 30, 2003	December 31, 2003	December 31, 2004

Beginning balance	$596	$659	$547	$522
Current year warranty charges	65	38	—	134
Net utilization	(2)	(150)	(25)	—

Ending Balance	$659	$547	$522	$656

      Shipping costs — Shipping costs billed to customers are included in revenue with related costs in cost of goods sold in accordance with Emerging Issues Task Force (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs.”
      Comprehensive income — SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) for DDi Corp. consists primarily of net income (loss) plus the effect of foreign currency translation adjustments and net losses on interest rate swaps.
      Concentration of credit risk — Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2004, 2003 and 2002, no individual customer accounted for 10% or more of the Company’s net sales and no individual customer accounted for 10% or more of the Company’s total receivables at the respective year end.
      Environmental matters — The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 17).
      Income taxes — The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 16).
      Long-lived assets — The Company evaluates long-lived assets that are to be disposed by sale and measures them at the lower of book value or fair value less cost to sell and evaluates all other long-lived assets with finite lives periodically for impairment. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated associated undiscounted cash flows. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.
      Goodwill and identifiable intangibles — The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” and prospectively ceased amortization of goodwill and other intangible assets with indefinite lives. SFAS No. 142 requires goodwill and intangible assets that are not amortized be tested for

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment at least annually (see Note 25). SFAS No. 142 also requires goodwill to be assigned to and tested for impairment at the reporting unit level. The Company determined its reporting units based on their economic characteristics in accordance with SFAS 142.
      As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $99.8 million (exclusive of discontinued operations) and identified intangible assets with finite lives totaling $24.9 million. This latter balance consists of $23.0 million relating to customer relationships and $1.9 million relating to backlog. The amortization expense relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships and backlog for the one month ended December 31, 2003, was $0.4 million and $1.1 million, respectively. Amortization related to customer relationships and backlog for the year ended December 31, 2004 was $4.6 million and $0.8 million respectively. The backlog is amortized over three months. The useful life of the customer relationships is five years. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Reorganized
Year Ending December 31,	DDi Corp.

2005	$4,598
2006	4,598
2007	4,598
2008	4,215
2009	—
      Deferred lease liability — This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $2.1 million and $1.9 million is a current deferred liability at December 31, 2003 and 2004, respectively. Amortization for the one month ended December 31, 2003 and the year ended December 31, 2004 was $0.2 million and $2.1 million, respectively.
      Foreign currency translation — The Company has designated local currency as the functional currency for its foreign subsidiaries. Accordingly, the assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. The income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders’ equity on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive income (loss) are included on the consolidated statements of comprehensive income (loss).
      Derivative financial instruments — The Company has only limited involvement with derivative financial instruments. From October 1998 through April 2003 the Company utilized interest rate exchange agreements (“Swap Agreements”) (see Note 12) to reduce the risk of fluctuations in interest rates applicable to its Senior Term Facility (see Note 8).
      See Note 12 for a discussion of the termination of the interest rate swap agreement in 2003.
      Stock options — The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans. The Company has elected to provide the pro forma disclosures as if the fair value based method had been applied. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under APB Opinion No. 25 and, accordingly, does not recognize compensation expense for its plans to the extent employee options are issued at exercise prices equal to or greater than the fair market value and the number of options is known at the date of grant. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for all fiscal years and interim periods ending after December 15, 2002. Because the Company did not elect to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the transition alternatives of SFAS 148 did not have an impact on its consolidated financial position or results of operations.
      Had non-cash compensation expenses for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Net income (loss) available to holders of common stock:
As reported basic	$(288.1)	$164.4	$(14.0)	$(49.9)
Less: non-cash compensation expenses under FAS 123, net of tax	(6.2)	(7.4)	(10.4)	(23.8)
Add: non-cash compensation expenses under APB 25, net of tax	—	—	10.0	21.0

Pro forma basic	$(294.3)	$157.0	$(14.4)	$(52.7)

As reported diluted	$(288.1)	$171.7	$(14.0)	$(49.9)
Less: non-cash compensation expenses under FAS 123, net of tax	(6.2)	(7.4)	(10.4)	(23.8)
Add: non-cash compensation expenses under APB 25, net of tax	—	—	10.0	21.0

Pro forma diluted	$(294.3)	$164.3	$(14.4)	$(52.7)

Net income (loss) per share available to holders of common stock — basic:
As reported	$(5.98)	$3.33	$(0.59)	$(1.97)
Pro forma	$(6.11)	$3.18	$(0.61)	$(2.08)
Net income (loss) per share available to holders of common stock — diluted:
As reported	$(5.98)	$2.78	$(0.59)	$(1.97)
Pro forma	$(6.11)	$2.66	$(0.61)	$(2.08)
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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options may result in significant additional stock-based non-cash compensation expense in future periods.
      Basic and diluted earnings per share — The Company has adopted the provisions of SFAS No. 128 “Earnings Per Share,” which requires the Company to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.
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
      The following is a reconciliation of the numerator and denominator used in the primary and diluted income (loss) per share calculation (in thousands, except share data):

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Numerator:
Net income (loss) available to holders of common stock (basic)	$(288,093)	$164,422	$(14,008)	$(49,909)
Add: income impact of assumed conversions of convertible debt	—	7,327	—	—

Net income (loss) available to holders of common stock (diluted)	$(288,093)	$171,749	$(14,008)	$(49,909)

Denominator:
Weighted average shares of common stock outstanding (basic)	48,175,353	49,357,100	23,749,926	25,287,763
Dilutive potential common shares:
Convertible debt, stock options and warrants	—	12,434,571	—	—

Shares used in computing diluted income (loss) per share	48,175,353	61,791,671	23,749,926	25,287,763

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a calculation of net income per share of common stock from continuing operations and discontinued operations (in thousands, except share data):

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Income (loss) from continuing operations	$(211,973)	$179,307	$(10,973)	$(25,152)
Less: Series B preferred stock dividends and accretion	—	—	—	(4,044)

Income (loss) from continuing operations available to common stockholders (basic)	(211,973)	179,307	(10,973)	(29,196)
Add: income impact of assumed conversions of convertible debt	—	7,327	—	—

Income (loss) from continuing operations allocable to common stock (diluted)	$(211,973)	$186,634	$(10,973)	$(29,196)

Net loss from discontinued operations, net of tax (basic and diluted)	$(76,120)	$(14,885)	$(3,035)	$(20,713)

Weighted average shares of common stock outstanding (basic)	48,175,353	49,357,100	23,749,926	25,287,763

Weighted average shares of common stock outstanding (diluted)	48,175,353	61,791,671	23,749,926	25,287,763

Income (loss) per share of common stock from continuing operations — basic	$(4.40)	$3.63	$(0.46)	$(1.15)

Income (loss) per share of common stock from continuing operations — diluted	$(4.40)	$3.02	$(0.46)	$(1.15)

Net income (loss) per share of common stock from discontinued operations — basic	$(1.58)	$(0.30)	$(0.13)	$(0.82)

Net income (loss) per share of common stock from discontinued operations — diluted	$(1.58)	$(0.24)	$(0.13)	$(0.82)

      As a result of the net losses incurred during the year ended December 31, 2002, the one month ended December 31, 2003 and the year ended December 31, 2004, potential common shares of 14,394,011, 3,029,561 and 12,025,645, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation for those periods. Potential common shares of 2,259,939 were anti-dilutive and excluded from the diluted net income per share calculation for the eleven months ended November 30, 2003.
      Segment reporting — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops, manufactures, assembles and tests complex printed circuit boards, backpanels and related electronic products. The Company operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located. Revenues by product and service are not reported as it is impracticable to do so.
      The following summarizes financial information by geographic area (in thousands):

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Net sales:
North America(1)	$182,827	$135,882	$13,608	$180,817
Asia	2,423	5,264	624	5,826
Other	362	3,804	381	2,364

Total	$185,612	$144,950	$14,613	$189,007

(1)	Sales to the United States represent the majority of sales to North America.
      Reclassifications — Certain prior year amounts have been reclassified to conform with the 2004 presentation. See Note 21 regarding Discontinued Operations.
      Recently issued accounting standards — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 originally was effective July 1, 2003 for the Company. In October 2003, the FASB voted to defer certain provisions of SFAS No. 150 indefinitely. In connection with fresh start accounting, on November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150 related to mandatorily redeemable Series A preferred stock at its estimated fair value of $2 million (see Note 9). For those provisions of SFAS No. 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.
      In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” This interpretation addressed consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows or results of operations.
      In April 2004, the Emerging Issues Task Force issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-6 on the Company’s earnings per share for the periods presented as the Company had no securities issued prior to December 2003 that contractually entitled the holder to participate in dividends and earnings. For the one month ended December 31, 2003, and the year ended December 31, 2004, the adoption of EITF 03-6 had no impact on the Company’s earnings per share as the Company incurred net operating losses and the effect would be anti-dilutive.
      In September 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. The adoption of EITF 04-8 had no impact on the Company’s earnings per share.
      In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of a component of an entity that either has been disposed of or classified as held for sale should be reported in discontinued operations if: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Issue No. 03-13 addresses how companies should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from its ongoing operations and the types of continuing involvement that constitute “significant” continuing involvement. The consensus ratified in EITF Issue No. 03-13 is effective for a component of an entity that is disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004 or earlier if disposed of or classified as held for sale within the company’s fiscal year that includes the date of consensus ratification. The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Accordingly, pursuant to SFAS No. 144 and EITF Issue No. 03-13, DDi Europe has been accounted for as a discontinued operation. The results of operations presented in the accompanying Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation for all periods presented. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of DDi Europe have been classified as held for sale under current and non-current assets, and current and non-current liabilities, respectively.
      In November 2004, the Financial Accounting Standards Board issued FAS No. 151, Inventory costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 2 to the Consolidated Financial Statements.

3.	VOLUNTARY REORGANIZATION UNDER CHAPTER 11
Bankruptcy and Reorganization
      On August 20, 2003, DDi Corp. and DDi Capital filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. DDi Corp.’s other direct and indirect wholly-owned subsidiaries, including Intermediate, DDi Europe and Dynamic Details were not parties to the Chapter 11 cases. After the Chapter 11 cases were filed, DDi Corp. and DDi Capital continued to manage its properties and operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On December 2, 2003, the Bankruptcy Court entered an order confirming the Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003. On December 12, 2003, the effective date of the Company’s plan of reorganization, the Company reorganized and emerged from bankruptcy. DDi Corp. and its subsidiaries are now operating its businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.
      The following is a summary of the significant transactions that were consummated on or about the effective date of the Company’s plan of reorganization:
      Current Equity — On the effective date of the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company now has 80,000,000 shares of capital stock, consisting of 75,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share. In addition, a certificate designating 1,000,000 shares of preferred stock as Series A preferred stock became effective. The Series A preferred stock has an annual dividend of 15% and an aggregate liquidation preference of $15 million.
      Pre-Bankruptcy Common Equity — All of the pre-bankruptcy equity securities, including all outstanding shares of the Company’s common stock and all outstanding options and warrants to purchase common stock, were cancelled in the Chapter 11 proceedings. On the effective date of the plan of reorganization, the holders

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of DDi Corp.’s pre-bankruptcy common equity received an aggregate of 249,926 shares of the Reorganized DDi Corp.’s common stock.
      5.25% Convertible Subordinated Notes — On the effective date of the plan of reorganization, DDi Corp.’s 5.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.1 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 10,800,000 shares of the Reorganized DDi Corp.’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock.
      6.25% Convertible Subordinated Notes — On the effective date of the plan of reorganization, DDi Corp.’s 6.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.5 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 6.25% convertible subordinated notes received a pro rata share of (i) 12,700,000 shares of the Reorganized DDi Corp.’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock.
      DDi Capital Senior Discount Notes — On the effective date of the plan of reorganization, DDi Capital’s senior discount notes, of which $16.1 million in principal amount and accrued interest of $1.6 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the senior discount notes received a pro rata share of $17.7 million in senior accreting notes issued by DDi Capital pursuant to an indenture. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 15, 2004, the most recent scheduled interest payment date per the note indenture, of $18.4 million. The notes mature on January 1, 2009 and are redeemable by DDi Capital. The notes have covenants customary for securities of this type (see Note 8). Each holder of the senior discount notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. These warrants will be terminated if, on or before December  12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes which was $17.7 million as of December 31, 2003 and $18.4 million as of December 31, 2004.
      Management Equity Incentive Plan and 2003 Directors Equity Incentive Plan — On the effective date of the plan of reorganization, the reorganized Company established a new 2003 Management Equity Incentive Plan and a new 2003 Directors Equity Incentive Plan. On December 19, 2003, the Company granted options to purchase an aggregate of 2,416,758 shares of common stock under the 2003 Management Equity Incentive Plan. An additional 2,523,362 shares of common stock may be issued to members of management under the 2003 Management Incentive Plan and 600,000 shares of common stock may be issued to directors under the 2003 Directors Equity Incentive Plan upon the exercise of options granted under the plans. The Company has also issued 1,250,000 shares of restricted common stock under the 2003 Management Incentive Plan.
      New Senior Credit Facility — As of December 12, 2003, the Dynamic Details senior credit facility consisted of a Tranche A term facility of approximately $16.2 million, a Tranche B term facility of approximately $49.7 million and a revolving line of credit of up to $15 million including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and was limited to $1.2 million which was reserved for letters of credit). In addition, as of December 12, 2003, Dynamic Details had a $5.8 million liability resulting from the interest rate swap termination (see Note 12). On December 12, 2003, the aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured and exchanged, the rights of the lenders under the credit facility and interest rate swap agreement were modified, exchanged and restated as provided in the new senior credit facility. The new senior credit facility consisted of (a) a Tranche A Revolving and Term Loan Facility in an aggregate amount of $15.0 million which was

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available as a revolving loan until June 30, 2005, at which time any outstanding amounts under such facility could be converted to a Tranche A Term Loan with a maturity date of April 15, 2008 and (b) a Tranche B Term Loan in the aggregate amount of $57.9 million with a maturity date of April 15, 2008. No significant amortization under either Tranche was due until 2005. In connection with the new senior credit facility, DDi Corp. and DDi Capital executed and delivered two guarantee and collateral agreements, pursuant to which (i) the Company pledged one hundred percent (100%) of the common stock of DDi Intermediate as collateral to secure the new senior credit facility, and (ii) DDi Intermediate pledged one hundred percent (100%) of the common stock of DDi Capital as collateral to secure the new senior credit facility.
      On the effective date of the plan of reorganization, the lenders under the new senior secured credit facility received warrants to purchase an aggregate of 3,051,507 shares of the Company’s common stock. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.01 per share from December 13, 2005 through July 31, 2008. The Company may reduce the number of these warrants that are exercisable by permanently reducing and terminating the Company’s borrowings under the new senior credit facility by at least 50% by December 12, 2005. The warrants will be reduced by the same percentage by which the new senior credit facility is reduced as of December 12, 2005, and the warrants will be terminated if 100% of the Company’s borrowings under the new senior credit facility are paid by December 12, 2005. On March 30, 2004, the Company repaid in full the outstanding balance of the new Senior Credit Facility and related accrued interest and fees, thereby removing the restriction on the Company’s $7.5 million restricted cash (see Note 8).

4.	FRESH-START ACCOUNTING
      As discussed in Note 1, DDi Corp. adopted the provisions of fresh-start accounting as of November 30, 2003. Independent financial advisors were engaged to assist in the determination of the reorganization equity value of Reorganized DDi Corp. The independent financial advisors determined the estimated reorganization equity value of DDi Corp. to be $75 million to $95 million. The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the plan of reorganization and attached as an exhibit to the DDi Corp. Current Report on Form 8-K filed on December 17, 2003. The range was based upon several generally accepted valuation methodologies, including discounted cash flows and market analysis. The Company elected to use $95 million because it was most representative of the Company’s reorganization equity value in light of the Company’s market capitalization subsequent to the Company’s emergence from Chapter 11. The assigned equity value range is based upon the reorganized value of the ongoing business and includes significant estimates made by management based on information available as of November 30, 2003. The Company’s reorganization value was determined to be approximately $292 million, which includes the fair value of the Reorganized DDi Corp.’s long term debt and equity plus the fair value of current liabilities at the date of emergence of $67 million. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company’s balance sheet.
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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Reorganized DDi Corp’s gain on discharge of debt was calculated as follows (in thousands):

Carrying value of 5.25% Convertible Subordinated Notes	$100,000
Carrying value of 6.25% Convertible Subordinated Notes	100,000
Carrying value of related accrued interest	10,639
94% equity of the Reorganized DDi Corp. (23,500,000 shares of common stock)	(88,195)
Fair value of 1,000,000 shares of DDi Series A preferred stock	(2,000)

Gain on extinguishment debt	$120,444

      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the Fresh Start Consolidated Balance Sheet at November 30, 2003 has been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, the assets and liabilities of DDi Europe have been classified as held for disposal under current and non-current assets and current and non-current liabilities, respectively. See Note 21. The net effect of all fresh start accounting adjustments related to DDi Europe resulted in income of $3.2 million and has been reflected in net loss from discontinued operations in the eleven months ended November 30, 2003.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of fresh-start accounting, at November 30, 2003 is presented below (in thousands):
DDi Corp.
Fresh Start Consolidated Balance Sheets at November 30, 2003

							Reclassed
	Predecessor				Reorganized		Reorganized
	DDi Corp.				DDi Corp.		DDi Corp.
						Reclass for
	November 30,	Debt	Fresh-Start		November 30,	Discontinued	November 30,
	2003	Restructure	Adjustments		2003	Operations	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,040	$—	$—		$5,040	$—	$5,040
Cash and cash equivalents — restricted	—	—	7,500	(i)	7,500	—	7,500
Accounts receivable, net	43,757	—	—		43,757	(17,030)	26,727
Inventories	25,626	—	—		25,626	(10,268)	15,358
Prepaid expenses and other	2,876	—	—		2,876	(1,316)	1,560
Current assets held for disposal	—	—	—		—	28,614	28,614

Total current assets	77,299	—	7,500		84,799	—	84,799
Property, plant and equipment, net	71,432	—	4,036	(c)	75,468	(30,262)	45,206
Debt issuance costs, net	3,256	—	(3,256	)(c)	—	—	—
Goodwill, net	5,565	—	99,829	(c)	105,394	(5,565)	99,829
Other intangibles, net	—	—	24,913	(c)	24,913	—	24,913
Cash and cash equivalents — restricted	7,500	—	(7,500	)(i)	—	—	—
Deferred income tax asset	—	—	—		—	663	663
Assets held for disposal	—	—	—		—	35,899	35,899
Other	798	—	—		798	(72)	726

Total assets	$165,850	$—	$125,522		$291,372	$663	$292,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$91,649	$—	$(90,248	)(e)	$1,401	(240)	$1,161
Revolving credit facilities	12,073	—	—		12,073	(12,073)	—

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Reclassed
	Predecessor					Reorganized		Reorganized
	DDi Corp.					DDi Corp.		DDi Corp.
							Reclass for
	November 30,	Debt		Fresh-Start		November 30,	Discontinued	November 30,
	2003	Restructure		Adjustments		2003	Operations	2003

	(In thousands)
Accounts payable	24,412	—		—		24,412	(14,928)	9,484
Accrued expenses and other	25,032	—		2,343	(d)	27,375	(8,114)	19,261
Income tax payable	822	—		200	(c)	1,022	(1,006)	16
Note payable	500	—		—		500	—	500
Interest rate swap valuation	5,770	—		(5,770	)(e)	—	—	—
Current liability held for disposal	—	—		—		—	36,361	36,361

Total current liabilities	160,258	—		(93,475)		66,783	—	66,783
Long term debt and capital lease obligations	19,112			94,847	(e)(f)	113,959	(24,555)	89,404
Deferred income tax liability	1,101	—		62	(c)	1,163	(1,163)	—
Notes payable and other	6,747	—		5,720	(d)	12,467	—	12,467
Liabilities held for disposal	—	—		—		—	26,381	26,381
Mandatorily redeemable preferred stock Series A	—	2,000	(a)	—		2,000	—	2,000
Liabilities subject to compromise:
Long-term debt and capital lease obligations	200,000	(200,000	)(a)	—		—	—	—
Notes payable and other	10,639	(10,639	)(a)	—		—	—	—

Total liabilities	397,857	(208,639)		7,154		196,372	663	197,035
Stockholders’ equity (deficit): vr,cg5;TB
Common stock for Predecessor DDi Corp.	495	(495	)(b)	—		—	—	—
Common stock for Reorganized DDi Corp.	—	24	(a)(b)	—		24	—	24
Additional paid-in-capital	541,794	88,666	(a)(b)	(534,851	)(c)	95,609	—	95,609
Accumulated other comprehensive income	3,020	—		(3,020	)(g)	—	—	—
Stockholder receivables	(633)	—		—		(633)	—	(633)
Accumulated deficit	(776,683)	120,444	(a)	656,239	(h)	—	—	—

Total stockholders’ equity (deficit)	(232,007)	208,639		118,368		95,000	—	95,000

	$165,850	$—		$125,522		$291,372	$663	$292,035

(a)	To record the discharge of indebtedness, including accrued interest, in accordance with the plan of reorganization ($210.6 million), Reorganized DDi Corp. issued common stock ($88.2 million) and Series A Preferred stock ($2 million) to holders of the convertible subordinated notes.

(b)	To eliminate Predecessor DDi Corp. common stock and record the issuance of the Reorganized DDi Corp. common stock.

(c)	To adjust the carrying value of assets and liabilities to fair value.

(d)	To record deferred lease liability.

(e)	To reclassify long term portion of the new Senior Credit Facility to long term debt.

(f)	To record the fair value of common stock warrants issued to the holders of the new Senior Credit Facility and the Senior Accreting Notes in accordance with the plan of reorganization.

(g)	To reclassify foreign currency translation adjustments as part of fresh start accounting.

(h)	To eliminate accumulated deficit as part of fresh start accounting.

(i)	To reclassify noncurrent restricted cash to current restricted cash.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCOUNTS RECEIVABLE
      Accounts receivable, net consist of the following (in thousands):

	Reorganized DDi Corp.

	December 31,

	2003	2004

Accounts receivable	$24,937	$28,143
Less: Allowance for doubtful accounts	(1,076)	(1,579)

	$23,861	$26,564

6.	INVENTORIES
      Inventories consist of the following (in thousands):

	Reorganized DDi Corp.

	December 31,

	2003	2004

Raw materials	$7,307	$8,094
Work-in-process	7,048	7,020
Finished goods	2,255	2,882

	$16,610	$17,996

7.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following (in thousands):

	Reorganized DDi Corp.

	December 31,

	2003	2004

Buildings and leasehold improvements	$9,794	$9,864
Machinery and equipment	29,884	32,427
Office furniture and equipment	2,880	3,836
Vehicles	72	58
Land and building held for sale (Garland, Texas)	1,500	—
Deposits on equipment	451	962

	44,581	47,147
Less: Accumulated depreciation	(915)	(10,771)

	$43,666	$36,376

      The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 5-7 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.
      Buildings and leasehold improvements include capital leases of approximately $0.6 million and $0.5 million with related accumulated depreciation of $30,000 and $0.3 million at December 31, 2003 and 2004, respectively. Machinery and equipment includes capital leases of approximately $0.1 million and $0.1 million, with related accumulated depreciation of $2,000 and $27,000 at December 31, 2003 and 2004, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The land and building associated with the closure of the Garland, Texas facility (see Note 18) held for sale by the Company had a book value of approximately $1.5 million at December 31, 2003. The Company recorded a write-down of $0.8 million through restructuring expense during the eleven months ended November 30, 2003 to reflect the fair value of the land and building of approximately $1.5 million. The sale for this land and building for $2.0 million, less environmental fees of $0.5 million to be deposited into an escrow account for 5 years, was completed on March 12, 2004.

8.	REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
      Long-term debt and capital lease obligations consist of the following (in thousands):

	Reorganized DDi Corp.

	December 31,

	2003	2004

Senior Credit Facility, net of unamortized discount of $895 at December 31, 2003	$70,799	$—
Dynamic Details Revolving Credit Facility(a)	—	15,948
Capital Senior Accreting Notes, due January 1, 2009 face amount of $17,656 at December 31, 2003 and $18,394 at December 31, 2004, respectively, net of unamortized discount of $229 and $200 at December 31, 2003 and 2004, respectively	17,427	18,194
Capital lease obligations	2,298	974

Sub-total	90,524	35,116
Less: current maturities	(1,186)	(916)
Less: Dynamic Details Revolving Credit Facility	—	(15,948)

Total	$89,338	$18,252

(a)	Interest rate is based on Prime rate. The effective interest rate as of December 31, 2004 was 8.25%.
Senior Credit Facility
      Dynamic Details and Dynamic Details Incorporated, Silicon Valley entered into the Senior Credit Facility with a syndicate of banks, including JPMorgan Chase Bank, as Collateral, Co-Syndication and Administrative Agent (formerly Chase Manhattan Bank, N.A.) and Bankers Trust Company, as Documentation and Co-Syndication Agent. Borrowings under the Senior Credit Facility consisted of a senior term facility (the “Senior Term Facility”) and a revolving credit facility. The Senior Credit Facility was jointly and severally guaranteed by Intermediate and DDi Capital and substantially all of the indirect subsidiaries of DDi Capital, and was collateralized by (a) pledges of all of the capital stock of Dynamic Details and of substantially all of its subsidiaries and (b) liens upon substantially all of the assets of Dynamic Details and of substantially all of its subsidiaries.
      Effective December 12, 2003, Dynamic Details restructured its Senior Credit Facility outside of the Chapter 11 bankruptcy proceedings including the $5.8 million liability resulting from the interest rate swap termination (see Note 12). The aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured and exchanged and repaid and the rights of the lenders under the credit facility and interest rate swap agreement were modified, exchanged and restated as provided in this new senior credit facility. The new senior credit facility consisted of (a) a Tranche A Revolving and Term Loan Facility in an aggregate amount of $15.0 million which was available as

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a revolving loan until June 30, 2005, at which time any outstanding amounts under such facility were to be converted to a Tranche A Term Loan with a maturity date of April 15, 2008 and (b) a Tranche B Term Loan in the aggregate amount of $57.9 million with a maturity date of April 15, 2008. No significant amortization under either Tranche was due until 2005. The new senior credit facility had $71.7 million outstanding, and $1.2 million reserved for letters of credit, as of December 31, 2003. No additional amounts for borrowing were available under the new Senior Credit Facility at December 31, 2003.
      Borrowings under the Dynamic Details senior credit facility for the Tranche A revolving credit facility and term loan and the Tranche B term loan bore cash interest at a rate equal to one month LIBOR plus 4.50% and accrued deferred simple interest at a rate of 4.625% per annum. The accrued deferred interest was payable upon Dynamic Details achieving consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other significant charges) of $50 million at the end of any fiscal quarter for the preceding 12 month period or, with respect to Tranche A and a portion of Tranche B, due at maturity, and with respect to the remaining portion of Tranche B, was due at maturity if the fair value of Dynamic Details, as defined, exceeded the principal outstanding on the senior credit facility at that time. The deferred interest was payable thereafter on a quarterly basis in arrears.
      On the effective date of the plan of reorganization, the lenders under the new senior secured credit facility received warrants to purchase an aggregate of 3,051,507 shares of the Company’s common stock. In connection with the completion of a private placement in January 2004 (see Note 15) and the anti-dilution provisions of the warrants, the amount of warrants issued was adjusted to purchase an aggregate of 3,228,364 shares. The Company recorded the warrants at an aggregate fair value of $0.9 million at November 30, 2003 and used the effective interest rate method to accrete the debt value to face at maturity through interest expense. These warrants were to be held in an escrow account until December 12, 2005 and were exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The Company would reduce the number of these warrants that were exercisable by permanently reducing and terminating the Company’s borrowings under the new senior credit facility by at least 50% by December 12, 2005. The warrants would be reduced by the same percentage by which the new senior credit facility is reduced as of December 12, 2005, and the warrants would be terminated if 100% of the Company’s borrowings under the new senior credit facility are paid by December 12, 2005. On March 30, 2004, the Company repaid in full the outstanding balance of the new Senior Credit Facility and related accrued interest and fees (see Note 10), and the above warrants were terminated.
      The senior lenders required the Company to establish a reserve account and maintain a minimum of $7.5 million in such account at all times, which is reflected as restricted cash on the consolidated balance sheet at December 31, 2003. The Company had access only to the interest earned on the funds in the reserve account.
      The Company repaid the outstanding balance of the new Senior Credit Facility in March 2004 and as a result, the restricted cash became unrestricted cash.
Revolving Credit Facility
      On March 30, 2004, immediately after the Dynamic Details’ Senior Credit Facility was paid off, Dynamic Details and the Company’s other North American subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. The asset base is calculated as 85% of eligible accounts receivable as defined by the agreement. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of December 31, 2004, the Company was able to borrow up to $15.9 million against the revolving credit facility of which $15.9 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3% to 4% on

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LIBOR loans or prime plus 2% to 3% for index rate loans. The effective interest rate at December 31, 2004 was 8.25%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts our subsidiaries’ abilities to pay dividends to us without the lender’s consent.
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
      On the effective date of the plan of reorganization, the DDi Corp. 5.25% convertible subordinated notes, of which $100.0 million in principal amount was outstanding as of December 12, 2003, were cancelled or satisfied in full and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 10,800,000 shares of the Company’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock (See Note 3).
6.25% Convertible Subordinated Notes
      On April 2, 2002, DDi Corp. completed its private offering of $100.0 million aggregate principal amount of 6.25% Convertible Subordinated Notes due April 1, 2007. These notes were convertible at any time prior to maturity into shares of common stock at a conversion price of $11.04 per share, subject to certain adjustments. These notes generated proceeds of $95.8 million, net of underwriting discounts. Approximately $47.9 million of the net proceeds from the sale were used to repay a portion of the Dynamic Details Senior Term Facility, $12.5 million was placed in an interest reserve account to cover two years of interest payments on the notes and the remainder was used for working capital and general corporate purposes.
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
      On the effective date of the plan of reorganization, the DDi Corp. 6.25% convertible subordinated notes, of which $100.0 million in principal amount was outstanding as of December 12, 2003 were cancelled or

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
satisfied in full and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (i) 12,700,000 shares of the Company’s common stock and (ii) 500,000 shares of the Company’s Series A preferred stock (See Note 3).
Capital Senior Discount Notes
      The Capital Senior Discount Note indenture also contained covenants that restricted the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders.
      On the effective date of the plan of reorganization, the Capital Senior Discount Notes, of which $16.1 million in principal amount and accrued interest of $1.6 million was outstanding as of December 12, 2003, were cancelled or satisfied in full and discharged and each holder of the senior discount notes received a pro rata share of $17.7 million in senior accreting notes issued by DDi Capital pursuant to an indenture.
Capital Senior Accreting Notes
      DDi Capital issued $17.7 million in unsecured senior accreting notes pursuant to the plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent quarterly interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 15, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of December 15, 2004, DDi Capital has paid $1.9 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of December 31, 2004, the Company was in compliance with these covenants. Each holder of the senior discount notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement in January 2004 (see Note 15) and the anti-dilution provisions of the warrants, the amount of warrants issued was adjusted to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face at maturity through interest expense. For the one month ended December 31, 2003 and the year ended December 31, 2004, total warrant accretion was $2,000 and $29,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.
Note Payable
      DDi Corp. issued a note payable of $0.5 million to its independent financial advisor in consideration of their fees related to the consummation of the plan of reorganization. The note bore interest at a rate of 16% per annum and was due on March 31, 2004. The note was repaid in January 2004 in connection with proceeds received from a private placement (see Note 15).
Debt Issuance Costs
      During the year ended December 31, 2002, the eleven months ended November 30, 2003 and the year ended December 31, 2004, the Company has capitalized debt issuance costs related to various of its debt

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments. During the second quarter of 2002, approximately $47.9 million of the proceeds from the 6.25% Convertible Subordinated Notes were used to repay a portion of the Dynamic Details Senior Term Facility and the net carrying amount of the related debt issuance costs of $2.0 million was written-off and included in interest expense in accordance with SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections.” During the eleven months ended November 30, 2003, approximately $5.7 million of debt issuance costs relating to the 5.25% and 6.25% Convertible Subordinated Notes, $0.4 million related to the Senior Discount Notes and $0.1 million relating to the Senior Accreting Notes were written off through reorganization proceeding expense in accordance with SOP 90-7. Additionally, approximately $3.2 million of debt issuance costs relating to the Senior Credit Facility was adjusted as part of fresh start accounting (see Note 4) as of November 30, 2003. For the one month ended December 31, 2003, approximately $0.4 million was expensed through reorganization and reorganization proceeding expenses.
      In March 2004, the Company incurred debt issuance costs of $2.4 million in connection with obtaining an asset based revolving credit facility. These costs are being amortized into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the year ended December 31, 2004, $0.6 million has been amortized.
Change of Control
      Upon a change in control, each holder of the Capital Senior Accreting Notes may require DDi Capital to repurchase all or a portion of such holder’s notes at a cash purchase price equal to 100% of the principal amount or the accreted value, plus accrued and unpaid interest if any, to the date of repurchase. The Revolving Credit Facility provides that an occurrence of such a change in control constitutes an event of default, which could require the immediate repayment of the Revolving Credit Facility. No change of control occurred through December 31, 2004.

9.	SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK
      In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. A certificate designating 1,000,000 shares of preferred stock as Series A Preferred Stock (the “Series A Preferred”) became effective with such shares being issued to the Company’s former Convertible Subordinated Noteholders (see Note 3). The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The preferred stock will only be paid to the extent there is value, as defined in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the preferred stock at its estimated fair value of $2 million. This estimated fair value was based on the valuation of an independent third party engaged to perform a valuation on the preferred stock. The Company has been accreting the preferred stock to the amount expected to be paid at maturity using the effective interest method. Total accretion for the one month ended December 31, 2003 and the year ended December 31, 2004 was $66,000 and $1.0 million, respectively. Total accrued dividends were $0.1 million and $2.2 million for the one month ended December 31, 2003 and the year ended December 31, 2004, respectively. As a result of DDi Europe’s placement into administration, there has been an impairment of the valuation of the Series A Preferred. The Company has written down Series A Preferred stock to its estimated fair market value of zero as of December 31, 2004, and has reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
      On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before placement fees and offering expenses of $3.5 million. Each share of the Series B Preferred is initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred was issued. In addition, the Series B Preferred is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred when required. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption in five years. In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if Reorganized DDi Corp.’s common stock trades above $20.75 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using Reorganized DDi Corp.’s common stock provided that no more than 10 million shares of common stock in the aggregate is used for such redemption payments. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters. The Company recorded the redemption value of the Series B Preferred, $61.0 million, net of issuance costs of $3.5 million. As of December 31, 2004, accrued dividends for Series B Preferred is $2.8 million. The Company amortizes the $3.5 million of related debt issuance costs into additional paid-in capital using the effective interest method based on the Series B Preferred holders’ redemption option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of December 31, 2004, a total of $1.3 million of debt issuance costs has been amortized.
      On March 30, 2004, the Company repaid in full the outstanding balance of the Dynamic Details Senior Credit Facility and related accrued interest and fees using proceeds of $54.8 million from the private placement of the Series B Preferred (see Note 8).

11.	ACCRUED EXPENSES AND OTHER LIABILITIES
      Accrued expenses consist of the following (in thousands):

	Reorganized
	DDi Corp.

	December 31,

	2003	2004

Accrued salaries and related benefits	$5,111	$6,145
Accrued interest payable	161	143
Accrued restructuring charges	5,301	418
Deferred lease liability	2,147	1,877
Other accrued expenses	6,107	5,944

	$18,827	$14,527

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DERIVATIVES
      Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company’s Senior Credit Facility (see Note 8)in November 2001, the Company entered into new swap agreements. The agreements qualified as effective hedges under SFAS No. 133. The initial fair value of the amended swaps were being recognized as reductions to periodic interest expense over their remaining term, in accordance with SFAS No. 133. The annual fixed rate of interest paid under the swap agreements was 5.99% and 6.49% for 2002 and 2003, respectively. The overall effective interest rate for the Senior Term Facility, after giving effect to the swap agreement, as of December 31, 2002, was 9.92%.
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
      On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is probable, as determined by EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that terms of the Senior Term Facility will be modified and will not be repaid in accordance with its currently stated terms, the amount of net unrealized losses on the interest rate swap reported in accumulated other comprehensive income has been realized and thus has been reclassified into the Company’s net loss. The net realized loss of $5.6 million related to the termination of the interest rate swap agreement has been reclassified into loss on interest rate swap termination, a component of non-operating expenses, during the eleven months ended November 30, 2003.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of financial instruments including cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2003 and 2004. The fair value of the Company’s Capital Senior Accreting Notes at December 31, 2003 and 2004 approximates book value.

14.	CAPITAL LEASE OBLIGATIONS
      DDi Corp. leases certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 6% to 12%. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term.
Future Payments
      Total minimum capital lease payments remaining at December 31, 2004 are $1.1 million, including $0.2 million representing interest, of which $1.0 million and $0.1 million are payable in 2005 and 2006, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	STOCKHOLDERS’ EQUITY
Common Stock
      DDi Corp. has 75,000,000 shares authorized and has 23,749,926 and 25,513,522 shares of $0.001 par value common stock issued and outstanding at December 31, 2003 and 2004, respectively.
      In January 2004, the Company completed a private placement of 1,000,000 shares of common stock to institutional investors for gross proceeds of $16.0 million before placement fees and offering expenses of $1.2 million. The shares of common stock were priced at $15.98 per share. The Company was required to use a portion of the proceeds, $4.5 million, to pay down the then outstanding Dynamic Details Senior Credit Facility. In addition, the Company used certain of the proceeds to pay in full the note payable to the Company’s independent financial adviser plus accrued interest, $0.5 million. Each of these payments was made in January 2004. In connection with the completion of this private placement, the amount of warrants issued to the holders of the Senior Accreting Notes was adjusted, pursuant to the antidilution provisions of the warrants. (See Note 8).
Stockholder Receivables
      DDi Corp. has a note receivable from a certain executive officer which is collateralized by DDi Corp.’s common stock (see Note 23).
Employee Stock Purchase Plan
      During 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) and the non-U.S. Employee Stock Purchase Plan (“non-U.S. ESPP”) (collectively the “Plans”). The Plans allowed eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 1,450,000 shares of common stock were reserved for issuance under the Plans, 1,250,000 shares under the ESPP, which are intended to qualify under Section 423 of the Internal Revenue Code and 200,000 shares under the non-U.S. ESPP. The Plans allowed for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company’s Board of Directors, the plans had a term of ten years. The plans were suspended indefinitely as of July 1, 2003. The net weighted-average fair value per share granted under the Plans was $0.68 and $0.11 for shares granted in 2002 and the eleven months ended November 30, 2003, respectively, calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 1.78% in 2002 and 1.24% for the eleven months ended November 30, 2003. For the year ended December 31, 2002, 975,907 shares of common stock were purchased through the ESPP. For the eleven months ended November 30, 2003, 313,656 shares of common stock were purchased through the ESPP.
Common Stock Warrants
      In connection with the plan of reorganization, all warrants issued under Predecessor DDi Corp. were cancelled and Reorganized DDi Corp. granted warrants to purchase, at $0.001 per share, 762,876 shares to the holders of the DDi Capital Senior Accreting Notes. These warrants are held in an escrow account until December 12, 2005 and are exercisable from December 13, 2005 through July 31, 2008.
      These warrant agreements have anti-dilution provisions in the event of changes in or issuance of common stock, business combination, liquidation, tender offer or exchange offer. In connection with the completion of a private placement in January 2004, the amount of warrants issued was adjusted to warrants to purchase an aggregate of 807,090 shares for the holders of the Senior Accreting notes. The warrants issued to the senior

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
note holders will be terminated if, on or before December 15, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.
Stock Options
      DDi Corp. adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Awards under the 2003 Plan may be made to officers and key employees of DDi Corp. or any of its subsidiaries whose participation in the 2003 Plan is determined to be in the best interests of DDi Corp. by the Compensation Committee of the Board of Directors (“Compensation Committee”). The 2003 Plan permits the granting of options (both incentive and nonqualified stock options) and shares of restricted common stock in such amounts and with such terms and conditions as the Compensation Committee shall determine, subject to the provisions of the 2003 Plan. DDi Corp. has reserved an aggregate of 5,540,120 shares of common stock and an aggregate of 1,250,000 shares of restricted stock (subject to adjustment as provided for in the plan) of DDi Corp. for issuance under the 2003 Plan. Stock options granted vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months.
      The following table summarizes DDi Corp.’s stock option activities under the 2003 Plan for the years ended December 31, 2003 and 2004:

				Weighted
	Option		Outstanding	Average
	Available for	Number of	Price per	Exercise
	Grant	Options	Option	Price

Balance as of December 1, 2003	—	—	$—	$—
Shares reserved	4,191,617
Granted	(2,542,506)	2,542,506	$0.49 - $ 5.75	$4.26
Exercised
Forfeited

Balance as of December 31, 2003	1,649,111	2,542,506	$0.49 - $ 5.75	$4.26
Additional Shares reserved	600,000
Granted	(389,100)	389,100	$3.88 - $10.45	$6.23
Transferred in from contingent options	374,251	374,252	$0.001 - $0.001	$0.001
Exercised		(94,846)	$0.49 - $ 5.75	$4.10
Forfeited	58,510	(58,510)	$0.001 - $10.45	$4.91

Balance as of December 31, 2004	2,292,722	3,152,502	$0.001 - $10.45	$3.99

      The following table summarizes information about DDi Corp. stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.001 - $0.001	370,511	3.7	$0.001	255,738	$0.001
$ 0.49 - $ 0.49	475,716	8.4	$0.49	169,656	$0.49
$ 3.88 - $ 5.75	2,171,675	8.8	$5.04	860,999	$5.05
$10.45 - $10.45	134,600	9.3	$10.45	44,835	$10.45

$0.001 - $10.45	3,152,502	8.2	$3.99	1,331,228	$3.68

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The number of options exercisable at December 31, 2003 was 680,835 which had a weighted average exercise price of $4.08.
      The weighted-average fair value per option of the stock options granted under the 2003 Plan is $13.30 and $3.30 for the one month ended December 31, 2003 and the year ended December 31, 2004, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	One Month
	Ended	Year Ended
	December 31,	December 31,
	2003	2004

Expected Dividend Yield	0%	0%
Expected stock price volatility	170%	61.07%
Risk-free Interest rate	2.83%	3.10%
Expected life (years)	4	4
Contingent Options
      The Company also granted 577,928 shares of stock options under the 2003 Plan on December 19, 2003 which had conditions which must be met to allow for exercise (“Contingent Options”). The condition to be measured to determine the exercisability of the contingent options was to be based on the Company’s outstanding borrowings under the new Senior Credit Facility on December 12, 2005. Certain contingent options are exercisable if less than 50%, between 50% and 100% and 100% of the borrowings are repaid from the effective date of the new Senior Credit Facility (December 12, 2003). These three scenarios are discussed in detail below.
      If less than 50% of the borrowings on the new Senior Credit Facility are repaid by December 12, 2005, all the options with a strike price of $0.49 (the “$0.49 Options”), all the options with a strike price of $5.00 (the “$5.00 Options”), and all the options with a strike price of $5.75 (the “$5.75 Options”) will vest and become exercisable and all the options with a strike price of $0.001 (the “$0.001 Options”) would be forfeited. If between 50% and 100% of the borrowings on the new Senior Credit Facility are repaid by December  12, 2005, for each of the $0.49 Options, $5.00 Options and $5.75 Options, 42,186 shares will vest and become exercisable and 50% of the $0.001 Options would vest and become exercisable. If 100% of the borrowings on the new Senior Credit Facility are repaid by December 12, 2005, all the $0.49 Options, $5.00 Options and $5.75 Options would be forfeited and all the $0.001 Options would vest and become exercisable. The Company estimated that 100% of the borrowings on the new Senior Credit Facility would be repaid by December 12, 2005 to calculate compensation expense related to the Contingent Options. Under this assumption, only the $0.001 Options would be exercisable. The Contingent Options are accounted for using variable accounting under APB 25 and are amortized under FIN 28, which requires measurement of compensation expense to be based on the market value of the Company’s common stock at the reporting date, December 31, 2003, of $14.70 per share. Compensation expense of $1.3 million relating to one-third of the $0.001 Options that immediately vested at the date of grant and amortization of compensation expense relating to one-third of the $0.001 Options vesting from December 19, 2003 through June 19, 2005 and one-third of the $0.001 options vesting from December 19, 2003 through December 19, 2006 was recorded in the one month ended December 31, 2003.
      The new Senior Credit Facility was repaid in full on March 30, 2004 and, accordingly, all of the $0.49 Options, $5.00 Options and $5.75 Options were forfeited and all the $0.001 Options were vested and become exercisable on December 12, 2005. Compensation expense of $1.2 million related to the vested $0.001 Options were recorded in 2004 based on the market price of $11.20 per share of the Company’s common stock price at the date the contingency was lifted.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes DDi Corp.’s contingent stock option activities under the 2003 Plan for the years ended December 31, 2003 and 2004:

	Contingent		Outstanding	Weighted
	Options	Number of	Price per	Average
	Available for	Contingent	Contingent	Exercise
	Grant	Options	Option	Price

Balance as of December 1, 2003	—	—	$—	$—
Shares reserved	1,318,791
Granted	(577,928)	577,928	$0.001 - $ 5.75	$1.32
Exercised	—	—
Forfeited	—	—

Balance as of December 31, 2003	740,863	577,928	$0.001 - $ 5.75	$1.32
Additional Shares reserved	—	—
Cancelled due to lifting of contingency	(366,612)	(203,676)	$0.49 - $ 5.75	$3.75
Transferred to non-contingent options	(374,251)	(374,252)	$0.001 - $0.001	$0.001

Balance as of December 31, 2004	—	—	$—	$—

Restricted Stock
      The Company granted 1,250,000 shares of restricted stock at par value of $0.001 on December 19, 2003 to certain officers and members of management of the Company. The shares vest in increments with 50% vesting on March 2, 2004 and 50% vesting on January 15, 2005 or by the employees’ election on June 1, 2005. The Company calculated compensation expense on these shares using the fair market value on the grant date which was $13.60. The amount relating to the 50% vesting on March 2, 2004 is amortized over the period from date of grant to the vesting date. The amount relating to the 50% vesting on January 15, 2005 or June 1, 2005 will be amortized over the period from March 3, 2004 to January 15, 2005 or June 1, 2005. During the fourth quarter of 2004, the Company entered into a severance agreement with the former Chief Financial Officer (see Note 24) which accelerated the vesting from February 15, 2005 to November 15, 2004 on 50% of the restricted stock, amounting to 43,750 shares, due to the former Chief Financial Officer. The compensation expense related to these shares was amortized over the period from March 2, 2004 through November 15, 2004. The Company recorded $1.5 million and $12.3 million of compensation expense during the one month ended December 31, 2003 and during the year ended December 31, 2004, respectively, related to the restricted stock.
Director Options
      In connection with the Company’s emergence from Chapter 11 bankruptcy, on December 19, 2003, DDi Corp. adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. DDi has reserved an aggregate of 600,000 shares of common stock of DDi Corp. for issuance under the 2003 Directors Plan. The directors of the Company approved the grant of options to purchase 500,000 shares of common stock of the Company to the Company’s five non-employee directors (each receiving a grant of 100,000 options) at $5 per share on December 19, 2003 subject to the approval of the Directors’ Plan by the shareholders of the Company. On May 26, 2004, the shareholders approved the Directors Plan and, accordingly, the grant of these shares. The stock price on May 26, 2004 was $7.57 and is used to compute the compensation expense related to the stock options. The vesting on these shares is 40% immediately upon approval of grant by shareholders and 20% each year thereafter on December 19th of each year from 2004 through 2006. The Company recorded compensation expense of $0.8 million for the year ended December 31, 2004, related to these options.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Compensation
      Grants of stock options and grants of Contingent Options and Restricted Stock under the 2003 Plan which were issued at exercise prices that were less than the fair market values of the Company’s common stock at the date of the grants have resulted in compensation expense. The fair market values of the Company’s common stock at the date of grants for those options and stock issued at less than fair market value is summarized as follow:

	Market Value of Company’s
	Common Stock at Date of Grant

	Granted During	Granted During
	the One Month	Year
	Ended	Ended
	December 31,	December 31,
	2003	2004

Stock Options under 2003 Plan:
Granted December 19, 2003	$13.60
Granted April 1, 2004		$11.04
Contingent Options under 2003 Plan:
Granted December 19, 2003	$14.70 (a)
Contingency lifted March 30, 2004		$11.20
Restricted Stock
Granted December 19, 2003	$13.60
Director’s Options
Shareholders approved May 26, 2003		$7.57

(a)	Variable accounting under FIN 44 is used, therefore the balance sheet date is used as the measurement date.
      The grants of stock options, Contingent Options and restricted stock have resulted in deferred compensation expenses and non-cash compensation charge summarized as follow:

	One Month	Year
	Ended	Ended
	December 31,	December 31,
	2003	2004

	in million	in million
Deferred Compensation Expense for grants of stock options, Contingent Options and restricted stock (net of adjustments and cancellation)	$35.0	$0.03

Non-Cash Compensation Charge for grants of stock options, Contingent Options and restricted stock:
Cost of Good Sold	$5.8	$11.8
Sales and Marketing Expenses	1.0	2.4
General and administrative expenses	1.5	4.1

Total non-cash compensation charge	$8.3	$18.3

      The deferred compensation expense for the Contingent Options was adjusted to reflect the fair value of the Company’s common stock at the time the contingency was lifted on March 30, 2004, the new measurement date. Accordingly, the Company’s common stock value of $11.20 per share at March 30, 2004 was used in place of the stock value of $14.70 at December 31, 2003.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	INCOME TAX MATTERS
      The provision (benefit) for income taxes in the year ended December 31, 2002, and for the eleven months ended November 30, 2003, and one month ended December 31, 2003 and the year ended December 31, 2004 from continuing operations consist of the following:

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
		Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Current:
Federal	$—	$—	$—	$340
State	—	—	—	—
Foreign	534	828	(39)	1,644

	534	828	(39)	1,984

Deferred:
Federal	12,250	—	—	—
State	4,185	—	—	—
Foreign	—	(768)	—	—

	16,435	(768)	—	—

Provision (benefit) for income taxes from continuing operations	$16,969	$60	$(39)	$1,984

      Deferred income tax assets and liabilities from continuing operations consist of the following at December 31:

	Reorganized DDi Corp.

	December 31,

	2003	2004

Deferred tax assets:
Net operating loss carryforwards	39,592	36,186
Trade receivables	227	199
Deferred compensation	3,347	7,516
Tax credits	5,051	6,413
Accrued liabilities	4,394	5,111
Capitalized research and development costs	3,104	5,494
Capital loss carryforwards	29,200	30,423
Other	1,818	2,655

	86,733	93,997

Deferred tax liabilities:
Property, plant and equipment	(214)	2,406
Intangible assets	(7,871)	(6,825)

	(8,085)	(4,419)

Valuation allowance	(77,985)	(89,037)

Net deferred tax assets from continuing operations	$663	$541

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The income tax provision (benefit) from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) from continuing operations before income taxes as below:

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Computed “expected” tax expense (benefit) from continuing operations	$(68,251)	$62,778	$(3,854)	$(8,109)
Increase (decrease) in income taxes resulting from:
State taxes, net of credits, valuation allowance and federal tax benefit	6,345	—	—	—
Goodwill amortization and impairment	45,045	700	—	—
Gain on extinguishment of debt	—	(71,355)	—	—
Fresh start accounting adjustments	—	(34,940)	—	—
Reorganization expenses	—	4,550	525	—
Non-deductible officer’s compensation	—	—	—	700
Research and development credits	(820)	(484)	(41)	(325)
Increase in valuation allowance	33,143	39,231	3,205	9,108
Other	1,507	(420)	126	610

Provision (benefit) for income taxes for continuing operations	$16,969	$60	$(39)	$1,984

      At December 31, 2004, the Company has U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $95 million and $34 million, respectively. The federal and state NOLs begin expiring in 2021 and 2005, respectively. Approximately $1 million of state NOLs expire in 2005.
      At December 31, 2004, the Company has U.S. federal and state research and experimentation (“R&E”) credits of approximately $3.6 million and $2.8 million, respectively. The federal R&E credits begin to expire in 2018 and the state R&E credits carryover indefinitely.
      At December 31, 2004, the Company had a United States federal capital loss carryforward of approximately $83 million, which expires in 2008. Generally, capital losses can only be utilized to offset capital gains.
      Substantial changes in the Company’s ownership occurred in December 2003; as such, there is an annual U.S. federal and state limitation on the amount of the NOL and other tax attribute carryforwards incurred prior to the ownership change which can be utilized in subsequent years. The annual U.S. federal and state limitation is approximately $12.9 million and $4.8 million, respectively. The amounts of the federal NOLs and credits subject to this limitation are $91 million and $3.3 million, respectively. The amounts of the state NOLs

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and credits subject to this limitation are $33 million and $2.5 million, respectively. The amount of the federal capital loss carryforward subject to this limitation is $83 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods. The Company does not believe an ownership change occurred as of December 31, 2004 that would further limit the Company’s utilization of its NOLs credits, and/or capital loss carryforwards.
      Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2004 may not be realized. Consequently, the Company established a valuation allowance for these deferred tax assets that are not expected to be realized. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Any reduction of a valuation allowance that related to net deferred tax assets that were in existence as of applying fresh-start accounting, will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting.
      U.S. income taxes have not been provided on approximately $5.9 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.
      The Company is currently under examination by the Internal Revenue Service, various foreign taxing authorities and various state taxing authorities. Any refunds and/or liabilities resulting from audits from periods prior to applying fresh-start accounting may result in cash refunds and/or cash payments and a corresponding decrease or increase to goodwill. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for US multinational corporations and US manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The US Treasury Department is expected to issue guidance with regards to these provisions. Until this guidance is issued, we will not be able to evaluate whether to take advantage of this opportunity or the potential impact on our income tax provision, if any.

17.	COMMITMENTS, CONTINGENCIES AND GUARANTEES
      Environmental matters — The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all printed circuit board manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.
      Operating leases — The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2011. Future annual minimum lease payments under all

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2004 (in thousands):

Reorganized
DDi Corp.

Year Ending December 31,
2005	$5,773
2006	5,149
2007	4,412
2008	3,633
2009	2,991
Thereafter	3,386

Future minimum lease payments	$25,344

      Rent expense for the year ended December 31, 2002 and the eleven months ended November 30, 2003 was approximately $7.0 million and $5.7 million, respectively, for Predecessor DDi Corp.
      Rent expense for the one month ended December 31, 2003 and the year ended December 31, 2004 was approximately $0.3 million and $4.0 million, respectively, for Reorganized DDi Corp.
      Litigation — The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
      Guarantees — During the year ended December 31, 2004, the Company entered into an agreement that required the Company to guarantee the contingent consideration to be paid related to DDi Europe’s 2002 purchase of Kamtronics Limited. The payments are to be paid by DDi Europe through June 2006, and in the event of default, the Company has guaranteed to remedy an aggregate amount not to exceed £0.3 million (approximately U.S.$0.6 million).
      Retirement plans — The Company has various retirement plans available to eligible employees. Participants can elect to contribute 1% to 15% of their annual compensation to the retirement plans. For domestic employees, these contributions are made under Section 401(k) of the Internal Revenue Code. Depending on the plan, through May 2002 the Company matched employee contributions at $0.25 per $1.00 contributed, subject to a maximum per employee participant, or the Company contributes from 3% to 10% of the eligible employee’s annual compensation. For the plan year ended December 31, 2002, employer contributions totaled $0.2 million. Employer contributions to the retirement plans have been suspended since May 2002.
      Key Employee Retention Program — In December 2002, the Company executed a plan to retain employees under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which paid a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. The stay bonus was accrued based on the participant’s service as an employee to the Company. As of December 31, 2002, the Company incurred $1.5 million of expenses. For the eleven months ended November 30, 2003, the Company incurred $2.8 million of expenses and for the one month ended December 31, 2003, the Company incurred $0.2 million of expenses. All of the expenses incurred during 2003 relate to the final two installment payments of the stay bonus. These amounts have been classified as reorganization expenses (see Note 19). All amounts were paid by December 31, 2004.
      Indemnification of Directors and Officers — The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding. Currently, several of the Company’s current and former officers and directors are named defendants in several securities class action complaints and other litigation. At this time, management believes the Company will not incur significant costs associated with these matters.

18.	RESTRUCTURING AND OTHER RELATED CHARGES

2002 Charges
      In June 2002, management and the Company’s Board of Directors approved a plan to close its Dallas, Texas and Moorpark facilities and selected design centers. In conjunction with this plan, DDi Corp. recorded charges in the second quarter of 2002 totaling $17.2 million. Of these amounts, $3.4 million represented restructuring related inventory impairments and were therefore reflected as a component of gross profit. The remaining $13.8 million of charges were classified as “Restructuring and other related charges.” Such charges consist of $8.2 million relating to impairments of net property, plant and equipment and $5.6 million in accrued restructuring expenses. Such accrued expenses represent $2.6 million in severance and related expenses associated with the involuntary termination of the 138 staff and management employees from the plant closures and $3.0 million in other exit costs. The closure of the facilities was effectively complete by December 31, 2002.
      In September 2002, management and the Company’s Board of Directors approved a plan to write-down unutilized assets, streamline certain manufacturing facilities, and eliminate certain sales offices, including the office based in Tokyo, Japan. In conjunction with this plan, DDi Corp. recorded charges in the third quarter of 2002 totaling $8.7 million, which were classified as “Restructuring and other related charges.” Such charges consisted of $7.1 million relating to impairments of net property, plant and equipment, and $1.6 million in accrued restructuring expenses. Such accrued restructuring expenses represent $1.0 million in estimated facilities closure costs such as minimum lease payments through the scheduled maturities of the non-cancelable real property operating leases and the estimated costs of readying facilities for lease or sale and $0.6 million in other exit costs. The streamlining and closure of the facilities was effectively complete by December 31, 2002.
      In December 2002, DDi implemented further restructuring initiatives to scale down its Anaheim, California facility, resulting in restructuring charges of $2.7 million. Such charges consist of $0.5 million relating to impairment of net property, plant and equipment, $1.6 million in accrued restructuring expenses and $0.6 million in severance and other exit costs. Of the amount of restructuring expenses accrued, $1.1 million was related to severance costs associated with the involuntary termination of 153 staff and management employees and $0.5 million was related to other exit costs.
      During 2002, DDi Corp. recorded impairments in net property, plant and equipment aggregating $15.8 million. These calculated impairments were made in accordance with SFAS No. 144, based upon a detailed review of the individual long-lived assets in the closed facilities. These assets were determined to be obsolete or redundant equipment with no residual value, after consideration of estimated disposal costs. Accordingly, these assets were written down to zero value.

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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The charges recorded in the one month ended December 31, 2003 also represent revision of estimates from previously recorded restructuring charges of $0.4 million and consisted of $0.1 million in other exit costs and $0.3 million in accrued restructuring expenses which relate to costs associated with readying facilities for disposition.

2004 Charges
      For the year ended December 31, 2004, DDi Corp. recorded charges totaling $0.9 million which were classified as “Restructuring and other related charges.” Such charges primarily represent costs related to lowering the cost structure of its manufacturing operations by reducing the workforce at its Northern California manufacturing facility and increasing operational efficiencies. The charges consist of $1.0 million relating to severance costs and $0.3 million in exit costs, offset by a benefit of $0.4 million in adjustments to the estimate for facilities closure costs.
      Total accrued restructuring expenses at December 31, 2004 were $0.4 million. These accrued restructuring expenses represent $0.1 million in other exit costs and $0.3 million associated with readying facilities for disposition. The Company expects to pay these accrued amounts through 2005.

19.	REORGANIZATION EXPENSES
      During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.1 million. Of these amounts, $0.6 million is related to professional fees and $1.5 million is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) (see Note 17).
      During the eleven months ended November 30, 2003, the Company recorded reorganization charges of $7.4 million. These charges consist of $4.9 million related to professional fees and other costs associated with the reorganization. The charges also include $2.5 million related to personnel retention costs under the Dynamic Details KERP. In the one month ended December 31, 2003, the reorganization charges totaled $0.5 million and consisted of $0.3 million related to the write-off of debt issuance costs and $0.2 million related to personnel retention costs under the Dynamic Details KERP.
      During the year ended 2004, the Company recorded reorganization charges of $0.8 million. These charges were relating to professional fees and other costs associated with the reorganization of Reorganized DDi Corp’s debt structure as well as charges relating to personnel retention costs under the Dynamic Details KERP. There are no accrued reorganization expenses at December 31, 2004.

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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded reorganization charges relating to the Chapter 11 proceedings of $1.1 million which consist of $0.1 million related to the write-off of debt issuance costs on the 16% Senior Accreting Notes and $1.0 million related to professional fees directly associated with the Chapter 11 proceedings.

21.	DISCONTINUED OPERATIONS
      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. The Company’s Board of Directors had previously concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi Europe credit facilities. The Company anticipates the disposition of DDi Europe to be completed in the first quarter of 2005, resulting in a non-cash gain on disposition as DDi Europe’s net liabilities exceed its net assets at December 31, 2004 by $12.3 million. The Company has only guaranteed payment of approximately $0.6 million of such liabilities (see Note 17).
      Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the results of operations presented in the Consolidated Financial Statements have been reclassified to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of DDi Europe have been aggregated and classified as held for disposal under current assets, non-current assets, current liabilities, and non-current liabilities, respectively.
      All other references to operating results reflect the ongoing operations of DDi Corp. and its subsidiaries, excluding DDi Europe, (collectively, the Company). In addition to the reclassification of DDi Europe from the ongoing operations of the Company, the Company’s Series A Preferred Stock, the underlying liability of which depends solely on value, as defined in DDi Europe, has been written down to its estimated fair market value of zero as of December 31, 2004, and the related estimated liability for accrued but unpaid dividends has been reversed in full in the quarter ended December 31, 2004 and is also included with the results of discontinued operations (See Note 9.)

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations of the discontinued business of DDi Europe is summarized as follows:
DDi Europe Statements of Operations
(In thousands)

	Predecessor		Reorganized

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

Net sales	$63,214	$76,779	$6,780	$99,775
Cost of goods sold	58,647	71,336	7,770	90,927

Gross profit (loss)	4,567	5,443	(990)	8,848
Operating expenses:
Sales and marketing	3,293	2,814	1,330	4,957
General and administration	5,986	7,041	762	10,513
Goodwill impairment	70,300	9,645	—	7,252
Restructuring and other related charges	1,374	—	—	7,044
Reorganization expenses	175	1,568	101	329

Operating loss	(76,561)	(15,625)	(3,183)	(21,247)
Interest expense and other expense, net	2,225	1,862	536	750
Fresh start accounting adjustments	—	(3,201)	—	—

Loss from discontinued operations before income taxes	(78,786)	(14,286)	(3,719)	(21,997)
Income tax benefit (expense)	2,666	(599)	684	1,284

Net loss from discontinued operations	$(76,120)	$(14,885)	$(3,035)	$(20,713)

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The statement of financial position of the discontinued business of DDi Europe at December 31, 2003 and December 31, 2004 is as follows:
DDi Europe Balance Sheets
(In thousands)

	December 31,

	2003	2004

ASSETS
Current assets:
Accounts receivable, net	$15,279	$18,973
Inventories	9,682	11,874
Prepaid expenses and others	1,350	2,169

Total current assets	26,311	33,016
Property, plant and equipment, net	31,252	26,243
Goodwill	5,623	—
Other	94	2

Total assets	$63,280	$59,261

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current maturities of capital lease obligations	$253	$325
Facilities Agreement	—	27,454
Revolving credit facilities	11,809	13,552
Accounts payable	15,316	16,338
Accrued expenses and other liabilities	7,511	10,184

Total current liabilities	34,889	67,853
Long-term debt and capital lease obligations	25,461	123
Deferred income tax liability	1,196	—
Notes payable and other	1,040	3,602

Total liabilities	62,586	71,578

Total stockholder’s equity (deficit)	694	(12,317)

	$63,280	$59,261

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	Predecessor DDi Corp.		Reorganized DDi Corp.

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	November 30,	December 31,	December 31,
	2002	2003	2003	2004

CASH PAYMENTS FOR:
Income taxes	$630	$366	$—	$906

Interest	$14,957	$4,831	$553	$2,130

Reorganization proceeding expenses	$—	$5,295	$1,962	$1,543

23.	RELATED PARTY TRANSACTIONS
      The Company leases a facility used for engineering and assembly from D&D Tarob Properties, LLC (“D&D”), an entity owned or controlled by the Company’s former Chairman and Director. During the year ended December 31, 2002, the Company paid $0.7 million, for the eleven months ended November 30, 2003, the Company paid $0.7 million, for the one month ended December 31, 2003 the Company paid $0.1 million, and the Company paid $0.9 million for the year ended December 31, 2004 to D&D under this lease agreement.
      On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company loaned the President, Chief Executive Officer a recourse note in the amount of $0.6 million bearing interest at a rate of 2.7% per annum, compounded quarterly, which matured in November 2002 but has not been repaid to date. The note is collateralized by shares of the Company’s common stock. As of December 31, 2004, the outstanding principal and accrued interest due under the note was approximately $0.7 million.

24.	OFFICER’S SEVERANCE
      During the fourth quarter of 2004, the Company incurred officer’s severance expense of $676,000 related to the severance agreement entered into between the Company and the former Chief Financial Officer. At December 31, 2004, the accrued balance related to this expense is $556,000 and is expected to be paid through 2005.

25.	GOODWILL AND INTANGIBLES
      On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain other intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter of each fiscal year.
      Based on the Company’s initial transition impairment testing during the first quarter of 2002, no impairment was recognized. Due to a continued stock price decline during both the second and third quarters of 2002, tests of impairment were performed in each of these quarters. The analyses indicated that the book value of goodwill during each quarter was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment at a reporting unit level, the Company calculated and

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded goodwill impairment charges of $45.0 million and $7.0 million, for DDi Corp. in the quarters ended June 30 and September 30, 2002, respectively. Due to evolving financial and other factors affecting the Company’s business, primarily the Company’s then discussions with its senior lenders, convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value at December 31, 2002, the Company calculated and recorded goodwill impairment charges during the fourth quarter of 2002 of $76.7 million.
      In the second and third quarters of 2003, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of $2.0 million to be paid over the next three years. The amounts were originally capitalized as additional purchase price to goodwill. However, due to evolving financial factors affecting the Company’s business, primarily the Company’s then discussions with its senior lenders, the DDi Corp. convertible subordinated noteholders and other stakeholders, and based on business valuations that indicated the book value of goodwill was in excess of its fair value, the Company recorded goodwill related impairment charges of $2.0 million during the quarter ended June 30, 2003.
      As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $99.8 million (with no tax basis) and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships which is amortized over its estimated useful life of five years, and the remaining $1.9 million relates to the backlog which was amortized over its estimated useful life of three months. The amount relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships and backlog for the one month ended December 31, 2003, was $0.4 million and $1.1 million, respectively. Amortization related to customer relationships and backlog for the year ended December 31, 2004, was $4.6 million and $0.8 million, respectively.
      The changes in the carrying amount of goodwill for the one month ended December 31, 2003 and the year ended December 31, 2004 are as follows (in thousands):

	Reorganized DDi Corp.

	One Month
	Ended	Year Ended
	December 31,	December 31,
	2003	2004

Beginning balance	$99,829	$99,829
Goodwill increases (decreases), primarily due to adjustments to fresh start accounting	—	(454)
Impairment charges	—	—

Ending balance	$99,829	$99,375

26.	SUBSEQUENT EVENTS
Discontinuation of European Business
      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the results of operations presented in the Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DDi Europe have been aggregated and classified as held for disposal under current and non-current assets, and current and non-current liabilities, respectively. See Note 21.
Declaration of Dividend
      On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. The Company expects to issue the common stock to pay the dividend on or about March 31, 2005. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued will be valued at a 5% discount to the weighted-average market price for the 20 trading days prior to March 31, 2005.

FINANCIAL STATEMENT SCHEDULE
      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DDi CORP.

	Predecessor DDi Corp.

	Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2002	$4,278	$690	$(3,527)	$1,441
Eleven months ended November 30, 2003	$1,441	$413	$(502)	$1,352

	Reorganized DDi Corp.

	Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

	(In thousands)
Allowance for Doubtful Accounts
One month ended December 31, 2003	$1,352	$2	$(278)	$1,076
Year ended December 31, 2004	$1,076	$426	$77	$1,579

EXHIBIT INDEX

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)

2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)

3.2	Certificate of Designation of DDi Corp.(1)

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)

3.4	Amended and Restated Bylaws of DDi Corp.(3)

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Dynamic Details Incorporated Senior Management Bonus Program.*

10.2	Dynamic Details, Inc. Key Employee Retention Plan.(4)

10.3	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.(4)

10.4	DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)

10.5	2003 Directors Equity Incentive Plan.(6)

10.6	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)

10.7	DDi Corp. 2003 Management Incentive Plan.(7)

10.8	Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan)(8)

10.9	Form of Stock Option Agreement (2003 Management Equity Incentive Plan)(8)

10.10	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)

10.11	Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)

10.12	Employment Letter dated November 1, 2004 between DDi Corp. and Mikel Williams.(5)

10.13	Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)

Other Material Contracts

10.14	Indenture dated as of December 12, 2003 with respect to DDi Capital Senior Accreting Notes due 2009.(1)

10.15	Senior Discount Warrant Agreement, dated as of December 12, 2003.(1)

10.16	Senior Discount Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.17	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Secured Lender Warrants.(1)

10.18	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Senior Discount Warrants.(1)

10.19	Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)

10.20	Registration Rights Agreement, dated as of December 12, 2003, relating to Preferred Stock of DDi Europe.(1)

10.21	Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among(i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein and (iv) the Governor and Company of the Bank of Scotland.(11)

10.22	Working Capital Letter, dated November 15, 2001, among(i) DDi Europe Limited, (ii) the additional borrowers named therein and (iii) the Governor and Company of the Bank of Scotland.(11)

10.23	Composite Guarantee and Debenture, dated November 15, 2001, among(i) DDi Europe Limited and the additional charging companies named herein and (ii) the Governor and Company of the Bank of Scotland.(11)

Exhibit	Description

10.24	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.25	Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.26	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(13)

10.27	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado(14)

10.28	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado(14)

10.29	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(14)

10.30	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(15)

10.31	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(15)

10.32	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(16)

10.33	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(13)

10.34	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(15)

10.35	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)

10.36	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(15)

10.37	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(13)

10.38	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.39	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.40	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.(4)

10.41	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto.(7)

10.42	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)

10.42	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)

10.42	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)

10.42	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

Exhibit		Description

10.42		Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)

10.42		Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)

10.42		First Supplemental Indenture, dated as of February 24, 2004, between DDi Capital Corp. and Wilmington Trust Company, as trustee.(2)

10.42		Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(17)

10.42		Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(17)

10.42		Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(17)

10.42		Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(17)

10.42		Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(17)

10.42		Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(17)

14.1		Code of Business Conduct and Ethics.(18)

21.1		Subsidiaries of DDi Corp.(18)

23	.1*	Consent of PricewaterhouseCoopers LLP

31	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

Exhibit		Description

32	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on January 20, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form 8-A/ A.

(4)	Previously filed with the Commission on March 31, 2003 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(12)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(13)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(14)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(17)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(18)	Previously filed with the Commission on March 30, 2004 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.