Form 10-Q
period 2005-03-31
DDI CORP
filed 2005-05-05
CIK 1104252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☑ Yes ☐ No

     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☑ Yes ☐ No

     As of April 30, 2005, DDi Corp. had 27,160,849 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended March 31, 2005

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DDi CORP.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$21,863	$23,526
Accounts receivable, net	28,093	26,564
Inventories	18,270	17,996
Prepaid expenses and other	2,306	1,713
Current assets held for disposal	—	33,016

Total current assets	70,532	102,815
Property, plant and equipment, net	35,168	36,376
Debt issuance costs, net	1,399	1,780
Goodwill	98,841	99,375
Other intangibles, net	16,859	18,009
Deferred income tax	541	541
Assets held for disposal	—	26,245
Other	711	810

Total assets	$224,051	$285,951

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$738	$916
Revolving credit facilities	16,685	15,948
Accounts payable	16,838	16,389
Accrued expenses and other liabilities	16,319	14,527
Income taxes payable	1,012	1,099
Current liabilities held for disposal	—	67,853

Total current liabilities	51,592	116,732
Long-term debt and capital lease obligations	18,204	18,252
Notes payable and other	8,798	8,602
Liabilities held for disposal	—	3,725

Total liabilities	78,594	147,311

Series B mandatorily redeemable preferred stock	59,238	61,557

Stockholders’ equity:
Common stock — $0.001 par value, 75,000,000 shares authorized, 27,147,543 and 25,513,522 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	27	26
Additional paid-in-capital	145,620	147,739
Deferred compensation	(6,082)	(9,445)
Accumulated other comprehensive income (loss)	56	(712)
Stockholder receivables	(656)	(652)
Accumulated deficit	(52,746)	(59,873)

Total stockholders’ equity	86,219	77,083

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$224,051	$285,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
Net sales	$44,949	$48,055
Cost of goods sold:
Cost of goods sold	37,217	36,746
Non-cash compensation and amortization of intangibles	(279)	5,701

Total cost of goods sold	36,938	42,447

Gross profit	8,011	5,608

Operating expenses:
Sales and marketing:
Non-cash compensation	(454)	710
Sales and marketing expenses	3,486	3,623

Total sales and marketing	3,032	4,333

General and administration:
Non-cash compensation	249	1,336
General and administration expenses	3,951	2,196

Total general and administration	4,200	3,532

Amortization of intangibles	1,150	1,150
Restructuring and other related charges	—	344
Reorganization charges	—	664

Operating loss	(371)	(4,415)

Interest and other expense, net	1,191	4,404

Loss from continuing operations before income taxes	(1,562)	(8,819)

Income tax expense	(1,051)	(761)

Loss from continuing operations	(2,613)	(9,580)

Net income (loss) from discontinued operations (including gain on disposal of $11,053 in 2005)	9,740	(7,848)

Net income (loss)	7,127	(17,428)
Less: Series B preferred stock dividends and accretion	(1,342)	—

Net income (loss) available to common stockholders	$5,785	$(17,428)

Loss per share of common stock from continuing operations – basic and diluted	$(0.15)	$(0.39)

Net income (loss) per share of common stock – basic and diluted	$0.23	$(0.70)

Weighted average shares used in per share computations – basic and diluted	25,646,080	24,745,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
Net income (loss)	$7,127	$(17,428)
Other comprehensive income:
Foreign currency translation adjustments	222	380

Comprehensive income (loss)	$7,349	$(17,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(2,613)	$(9,580)

Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation	2,455	2,422
Amortization of debt issuance costs and discount	184	901
Capital senior note accretion	—	581
Amortization of intangible assets	1,150	1,919
Non-cash compensation	(482)	6,977
Non-cash and accrued restructuring and other related charges	—	921
Deferred income taxes	—	(2)
Interest income on stockholder receivables	(4)	(4)
Loss on sale of fixed assets	—	161
Change in operating assets and liabilities:
Increase in accounts receivable	(1,552)	(5,188)
Increase in prepaid expenses and other	(495)	(797)
Increase in inventory	(280)	(1,254)
Increase in accounts payable	458	1,712
Increase (decrease) in accrued expenses and other	97	(3,878)
Increase (decrease) in income tax payable	1,066	(134)

Net cash used in operating activities from continuing operations	(16)	(5,243)
Net cash used in operating activities from discontinued operations	(1,976)	(2,735)

Net cash used in operating activities	(1,992)	(7,978)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,239)	(1,736)
Proceeds from sale of fixed assets	—	1,505
Proceeds from the release of restricted cash	—	7,500
Cash outflows related to acquisition earn out	—	(125)
Net cash used in investing activities from discontinued operations	(9)	(1,055)

Net cash provided by (used in) investing activities	(1,248)	6,089

Cash flows from financing activities:
Principal payments on capital leases	(234)	(662)
Principal payments on long-term debt	—	(71,695)
Net borrowings on revolving credit facility	737	14,817
Refund (payments) of debt issuance costs	206	(2,150)
Payments on other notes payable	—	(500)
Proceeds from issuance of Series B preferred stock	—	61,000
Costs incurred in connection with issuance of Series B preferred stock	—	(3,329)
Proceeds from issuance of common stock	—	15,980
Costs incurred in connection with the issuance of common stock	—	(1,456)
Proceeds from exercise of stock options	10	259
Net cash provided by (used in) financing activities from discontinued operations	884	(137)

Net cash provided by financing activities	1,603	12,127

Effect of exchange rate changes on cash	(26)	(241)

Net increase (decrease) in cash and cash equivalents	(1,663)	9,997

Cash and cash equivalents, beginning of year	23,526	11,202

Cash and cash equivalents, end of period	$21,863	$21,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
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

The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005 (see Note 12). Accordingly, DDi Europe is presented in the condensed consolidated financial statements as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows. The assets and liabilities of DDi Europe have been aggregated and classified as current and non-current assets held for disposal and current and non-current liabilities held for disposal, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2004. The disposition of DDi Europe was completed as of March 31, 2005. As of March 31, 2005, Dynamic Details represents the operating division of DDi Corp.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of DDi Corp. and its subsidiaries as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended March 31, 2005 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004.

Description of Business

The Company is a leading provider of time-critical, technologically advanced printed circuit board engineering, manufacturing and other value added services. Headquartered in Anaheim, California, the Company offers fabrication and assembly services from its facilities located across North America to customers on a global basis.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory costs”, an amendment of ARB No. 43 Chapter 4. This statement amends guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement would have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, The Securities Exchange Commission staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist in the implementation of FAS 123(R). On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 7.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$8,166	$8,094
Work-in-process	7,434	7,020
Finished goods	2,670	2,882

Total	$18,270	$17,996

NOTE 3. REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Capital Senior Accreting Notes, due January 1, 2009, face amount of $18,394 at March 31, 2005 and December 31, 2004, net of unamortized discount of $190 and $200 at March 31, 2005 and December 31, 2004, respectively	$18,204	$18,194
Dynamic Details Revolving Credit Facility (a)	16,685	15,948
Capital lease obligations	738	974

Total	35,627	35,116
Less: current maturities	(738)	(916)
Less: Dynamic Details Revolving Credit Facility	(16,685)	(15,948)

Total non-current liabilities	$18,204	$18,252

(a)	Interest rate is based on Prime rate. The effective interest rate as of March 31, 2005, was 8.75%.

Senior Credit Facility

At December 31, 2003, the Company had a senior credit facility with a balance outstanding of $71.7 million which the Company repaid in full in March 2004.

Revolving Credit Facility

On March 30, 2004, Dynamic Details and the Company’s other North American subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. The asset base is calculated as 85% of eligible accounts receivable as defined by the agreement. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of March 31, 2005, the Company was able to borrow up to $16.7 million against the revolving credit facility of which $16.7 million was outstanding. The

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at March 31, 2005 was 8.75%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The Company was in compliance with these covenants as of March 31, 2005. The Company has incurred debt issuance costs of $2.1 million in connection with obtaining this revolving credit facility and amortizes such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period, through March 2007. As of March 31, 2005, a total of $0.7 million of debt issuance costs has been amortized.

Capital Senior Accreting Notes

On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of March 31, 2005, DDi Capital has paid a total of $2.6 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of March 31, 2005, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004, the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three months ended March 31, 2005 and 2004, total warrant accretion was $10,000 and $8,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

NOTE 4. PRODUCT WARRANTY

The change in the Company’s warranty reserves for the three months ended March 31, 2005 is as follows:

Three months
ended
March 31,
2005
Beginning balance	$656
Current period warranty charges	830
Utilization	(821)

Ending balance	$665

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share – SFAS No. 128, “Earnings Per Share,” requires DDi Corp. to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

The following table is a calculation of net income (loss) per share of common stock (in thousands, except share data):

	Three Months ended
	March 31,	March 31,
	2005	2004
Loss from continuing operations	$(2,613)	$(9,580)

Less: Series B preferred stock dividends and accretion	(1,342)	—

Loss from continuing operations available to common stockholders – basic and diluted	$(3,955)	$(9,580)

Weighted average shares of common stock outstanding (basic and diluted)	25,646,080	24,745,109

Loss per share of common stock – basic and diluted	$(0.15)	$(0.39)

Net income (loss) from discontinued operations – basic and diluted	$9,740	$(7,848)

Weighted average shares of common stock outstanding (basic and diluted)	25,646,080	24,745,109

Net income (loss) per share of common stock from discontinued operations – basic and diluted	$0.38	$(0.32)

Net income (loss)	$7,127	$(17,428)

Less: Series B preferred stock dividends and accretion	(1,342)	—

Net income (loss) available to common stockholders – basic and diluted	$5,785	$(17,428)

Weighted average shares of common stock outstanding (basic and diluted)	25,646,080	24,745,109

Net income (loss) per share of common stock – basic and diluted	$0.23	$(0.70)

For the three months ended March 31, 2005, potentially dilutive shares from the exercise of stock options and the issuance of Series B-1 and B-2 Convertible Preferred Stock were not included in dilutive earnings per share because to do so would be anti-dilutive. For the three months ended March 31, 2005, potentially dilutive shares from the restricted stock vesting, the exercise of stock options and warrants totaling 1,874,028 shares were not included in diluted net income per share as the Company had a loss from continuing operations. For the three months ended March 31, 2004, potentially dilutive shares from the restricted stock vesting, the exercise of stock options and warrants and the issuance of Series B-1 and B-2 Convertible Preferred Stock were not included in diluted earnings per share because to do so would be anti-dilutive. The number of potentially dilutive shares of common stock for the three months ended March 31, 2005 and 2004 were 9,370,581 and 7,162,636, respectively.

NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. As of March 31, 2005 and December 31, 2004, accrued dividends were $20,000 and $2.8 million, respectively. The Company amortizes the $3.5 million of related debt issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of March 31, 2005 and December 31, 2004, a total of $1.7 million and $1.3 million, respectively, has been amortized.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

On February 23, 2005 the Board of Directors, of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company caused to have issued 1,482,812 shares of common stock to pay the dividend. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued was valued using a 5% discount applied to the volume weighted average market price for the 20 trading days prior to March 31, 2005.

NOTE 7. STOCK OPTIONS

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, compensation expense is recognized when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. As a result of the disposition of DDi Europe, the Company recorded a reduction to deferred compensation of $1.7 million and an additional reduction of $2.7 million was recorded related to termination of U.S. employees for the three months ended March 31, 2005. These reductions to deferred compensation resulted in a decrease to additional paid-in capital of an equal amount. During the three months ended March 31, 2005 and 2004, the Company recorded total compensation expense related to stock options granted of $(1.1) million and $8.5 million, respectively, of which $(0.5) million and $7.0 million, respectively, was included in continuing operations and $(0.6) million and $1.5 million, respectively, was included in discontinued operations.

The following table summarizes the non-cash compensation activity related to continuing operations for the three months ended March 31, 2005:

	Cost of Goods	Sales and	General and
	Sold	Marketing	Administration	Total
Amortization of deferred compensation	$902	$121	$249	$1,272
Forfeitures	(1,181)	(575)	—	(1,756)

Total non-cash compensation expense (credit) in continuing operations	$(279)	$(454)	$249	$(484)

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

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

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

	Three Months ended
	March 31,	March 31,
	2005	2004
Net income (loss) available to common stockholders:
As reported – basic and diluted	$5.8	$(17.4)
Less: non-cash compensation (expense) credit under FAS 123, net of tax	0.7	(8.8)
Add: non-cash compensation expense (credit) under APB 25, net of tax	(1.1)	8.5

Pro Forma – basic and diluted	$5.4	$(17.7)

Net income (loss) per share of common stock – basic and diluted:
As Reported	$0.23	$(0.70)
Pro Forma	$0.21	$(0.72)

NOTE 8. SEGMENT REPORTING

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

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. As a result of the discontinued European operations, the Company now operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located. Revenues by product and service are not reported as it is impracticable to do so.

The following table summarizes net sales by geographic area (in thousands):

	Three Months ended
	March 31,	March 31,
	2005	2004
Net sales:
North America (a)	$42,555	$45,706
Asia	1,861	1,347
Other	533	1,002

Total	$44,949	$48,055

(a)	Sales to the United States represent the majority of the sales to North America.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

NOTE 9. GOODWILL AND INTANGIBLES

Goodwill relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. Identified intangible assets consist of $23.0 million relating to customer relationships and $1.9 million relating to backlog, of which $6.1 million and $1.9 million, respectively, has been amortized through March 31, 2005. Amortization related to customer relationships for the three months ended March 31, 2005 and 2004, was $1.1 million for each period. Amortization related to backlog for the three months ended March 31, 2005 and 2004, was zero and $0.8 million, respectively, and was reported as a component of cost of goods sold.

In March 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

Three months
ended
March 31,
2005
Beginning balance	$99,375
Goodwill reduction related to an adjustment to fresh start accounting	(534)

Ending balance	$98,841

NOTE 10. RESTRUCTURING

Total accrued restructuring expenses at March 31, 2005 were $0.3 million. These accrued restructuring expenses represent $0.1 million in other exit costs and $0.2 million associated with readying facilities for disposition. The Company made payments related to the restructuring accrual totaling $0.1 million during the three months ended March 31, 2005. The Company expects to pay these accrued amounts through 2005.

NOTE 11. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive income (loss) for DDi Corp. consists of net income (loss) plus the effect of foreign currency translation adjustments.

NOTE 12. DISCONTINUED OPERATIONS

The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. The Company’s Board of Directors had previously concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi European credit facilities. The Company completed the disposition of DDi Europe during the first quarter of fiscal 2005. The Company received no cash proceeds from the disposition of DDi Europe resulting in a non-cash gain on disposition of DDi Europe of $11.1 million. Although February 9, 2005 was the date the discontinuation of DDi Europe was effective, for financial reporting convenience purposes, the Company accounted for the consummation of the discontinuation as of January 31, 2005; therefore, the operating results for 2005 for DDi Europe are for the period through January 31, 2005.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the results of operations presented in the Condensed Consolidated Financial Statements have been reclassified to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(In thousands)
(Unaudited)

The results of operations of the discontinued business of DDi Europe is summarized as follows:

DDi Europe Statements of Operations
(In thousands)
(Unaudited)

	Three Months ended
	March 31,	March 31,
	2005	2004
Net sales	$7,873	$24,295
Cost of goods sold	(6,843)	23,243

Gross profit	1,030	1,052
Operating expenses:
Sales and marketing	126	1,617
General and administration	1,618	2,275
Restructuring and other related charges	219	3,589
Reorganization expenses	—	276

Operating loss	(933)	(6,705)
Gain on disposal of DDi Europe	11,053	—
Interest expense and other expense, net	(380)	(1,582)

Income (loss) from discontinued operations before income taxes	9,740	(8,287)
Income tax benefit	—	439

Net income (loss) from discontinued operations	$9,740	$(7,848)

NOTE 13. SUBSEQUENT EVENT

In order to further increase operational efficiency, the Company’s Board of Directors, on May 3, 2005, approved plans to close the Company’s Arizona facility, which has produced mass lamination cores for four North American PCB plants, and to shift this work back into other facilities. The Company’s Virginia facility will assume the majority of the internal mass lamination work previously manufactured by the Arizona facility. This change will tighten turn-around time and reduce inter-facility transfer time and costs. The Company is in the process of determining whether assets of the Arizona facility are impaired in value by this action and if there are impaired assets, the associated impairment charge to be recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, other consolidation associated costs such as inventory, workforce reduction, relocation and organization charges will be reported as restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when incurred. The restructuring charge is expected to be accounted for during the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

DDi Corp. provides time-critical, technologically advanced printed circuit board engineering, manufacturing and other value-added services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis and delivering technologically advanced solutions – with lead times as short as 24 hours. The Company has approximately 1,100 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 40 to 50 new printed circuit board designs tooled per day, the Company has accumulated significant process and engineering expertise. The Company’s core strength is developing innovative, high-performance solutions to customers during the engineering, test and launch phases of their new electronic product development. The entire organization is focused on rapidly and reliably filling complex customer orders and building lasting client relationships. The Company’s engineering capabilities and highly scalable manufacturing facilities in the United States and Canada enable the Company to respond to time-critical orders and technology challenges for its customer on a global basis.

As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly owned subsidiaries, including DDi Capital Corp. (“DDi Capital”), and Dynamic Details, Incorporated (“Dynamic Details”).

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory costs”, an amendment of ARB No. 43 Chapter 4. This statement amends guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement would have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, The Securities Exchange Commission staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123®). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist in the implementation of FAS 123 FAS 123®. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 7.

Discontinuation of European Business

The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Pursuant to the actions of the Administrators, DDi Europe underwent a restructuring pursuant to which the Company no longer has U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for up to £21.5 million (approximately U.S.$39.8 million) of which £20.1 million (approximately U.S.$37.2 million) was the initial sales consideration paid. The purchase price was determined by the Administrators.

The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied approximately £20.1 million (approximately U.S.$37.2 million) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities of £21.5 million (approximately U.S.$39.8 million), leaving approximately £1.4 million (approximately U.S.$2.6 million) outstanding under the DDi Europe credit facilities. The Administrators will seek the sale or other disposition of the remaining assets of DDi Europe, including the businesses of the remaining operating subsidiaries of DDi Europe not transferred to eXception. The proceeds from the disposition of the remaining assets will be applied to satisfy the remaining £1.4 million outstanding under the DDi Europe credit facilities. To the extent that the net proceeds of such assets is less than £1.4 million, the eXception Group will pay any deficiency.

Accordingly, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of Financial Accounting Standards Board (“FASB”) No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the accompanying Condensed Consolidated Financial Statements have been present to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. All other references to operating results and statistical information reflect the operations of DDi Corp. and its subsidiaries, excluding DDi Europe.

Arizona Facility

In order to further increase operational efficiency, our Board of Directors, on May 3, 2005, approved plans to close our Arizona facility, which has produced mass lamination cores for four North American PCB plants, and to shift this work back into other facilities. Our Virginia facility will assume the majority of the internal mass lamination work previously manufactured by the Arizona facility. This change will tighten our turn-around time and reduce inter-facility transfer time and costs. We are in the process of determining whether assets of the Arizona facility are impaired in value by this action and if there are impaired assets, the associated impairment charge to be recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, other consolidation associated costs such as inventory, workforce reduction, relocation and organization charges will be reported as restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when incurred. The restructuring charge is expected to be accounted for during the second quarter of 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales

Net sales decreased $3.2 million (7%) to $44.9 million for the three months ended March 31, 2005, from $48.1 million for the same period in 2004. The decrease in net sales was due to a decrease in printed circuit board (“PCB”) layers shipped, reflecting a softer PCB market than in 2004. Average PCB pricing was relatively flat between the two periods. Partially offsetting the decrease in PCB-related revenues was an increase of $1.8 million in net sales from the complementary quick-turn assembly operation, resulting from growth in the customer base.

Non-Cash Compensation Expense (Credit)

We have recorded non-cash compensation expense as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash compensation charges in the first quarter 2005 reflects: (i) $1.2 million in non-cash compensation expense related to unvested stock options and restricted stock grants, partially offset by an adjustment of $1.7 million for the three months ended March 31, 2005 to account for the forfeiture of certain unvested options by two members of management, resulting from their decision to leave the Company. The non-cash compensation charges in the first quarter 2004 reflects higher non-cash compensation expenses mainly due to restricted stock grants which vested over a short period of time, from December 12, 2003 through March 2, 2004.

The following table summarizes the non-cash compensation activity for the three months ended March 31, 2005:

	Cost of Goods	Sales and	General and
	Sold	Marketing	Administration	Total
Amortization of deferred compensation	$0.9	$0.1	$0.2	$1.2
Forfeitures	(1.2)	(0.5)	—	(1.7)

Total non-cash compensation credit	$(0.3)	$(0.4)	$0.2	$(0.5)

Gross Profit

Gross profit for the three months ended March 31, 2005 was $8.0 million (18% of net sales) as compared to $5.6 million (12% of net sales) for the first quarter 2004. The increase in gross profit of $2.4 million was due to a $6.0 million decrease in non-cash compensation charges and amortization of intangibles between the two periods. Partially offsetting the benefit of the foregoing item was the impact of the decrease in PCB layer shipments.

Sales and Marketing Expenses

Total sales and marketing expenses decreased $1.3 million to $3.0 million for the first quarter 2005, from $4.3 million for the first quarter 2004. The decrease was due principally to a $1.2 million reduction in non-cash compensation costs. The remaining decrease in sales and marketing expenses results principally from the reduction in net sales.

General and Administration Expenses

Total general and administration expenses increased $0.7 million to $4.2 million for the first quarter 2005, from $3.5 million for the first quarter 2004. The increase was principally due to a $0.9 million increase in professional fees associated with Sarbanes-Oxley Section 404 compliance ($0.5 million) and strategic reviews of our capital structure ($0.4 million). We also incurred a number of individually minor increases in expenses totaling another $0.9 million, inclusive of other professional/contractor fees, personnel costs and insurance costs. The foregoing were partially offset by a $1.1 million reduction in non-cash compensation charges.

Restructuring and Reorganization Charges

For the three months ended March 31, 2004, we incurred a total of $0.3 million in restructuring and other related charges representing adjustments to estimates of the ultimate cost of restructuring initiatives commenced prior to 2004. For the first quarter 2004, we also recorded reorganization charges of $0.7 million representing professional fees related to the completion of our financial restructuring. There were no comparable charges incurred in the first quarter 2005.

Net Interest Expense

Net interest expense for the first quarter 2005 decreased to $1.2 million, from $4.4 million for the first quarter 2004. The decrease is due to repayment of our former senior term loans in the first quarter 2004.

Income Taxes

Income tax expense increased to $1.1 million for the first quarter 2005, from $0.8 million for the first quarter 2004. Canada had taxable income in both first quarter 2005 and 2004. The increase was due principally to the generation of taxable income in the U.S. in the first quarter 2005, as compared to a taxable loss in the first quarter 2004. The determination of taxable income reflects the impact of substantial non-deductible items. Although we have significant net operating loss (“NOLs”) carryforwards available to offset taxable income, any adjustments to valuation allowances that were in existence as of applying fresh-start accounting will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting. Due to the tax regulations pertaining to the utilization of NOLs, taxable income is first applied to oldest NOL’s. We anticipate, at present, that any U.S. taxable income generated in 2005 would be applied to NOLs that existed as of the date of applying fresh-start accounting. The provisions for income taxes are based upon our expected effective tax rate in the respective fiscal year.

Net Income (Loss) From Discontinued Operations

We reported income from discontinued operations of $9.7 million for the first quarter of 2005 and a loss from discontinued operations of $7.9 million for the first quarter of 2004, associated with our European operations. In the first quarter of 2005, we recorded a gain of $11.1 million on the disposition of DDi Europe. The gain represents DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments. The gain was partially offset by pre tax losses of $1.3 million incurred though January 31, 2005 by DDi Europe.

Series B Preferred Stock Dividends and Accretion

In the first quarter 2005, we reported $1.3 million of Series B preferred stock dividends and accretion. Of this amount, $0.9 million represents accrued dividends and the remaining $0.4 million represents amortization of the costs of issuing this security.

Liquidity and Capital Resources

General

Our principal sources of liquidity to fund ongoing operations have been existing cash and cash equivalents. We believe that our cash on hand, cash generated by operations and the Dynamic Details asset-based revolving credit facility will be sufficient to meet our anticipated needs to maintain operations, working capital, capital expenditures and debt service requirements and other commitments as they mature for at least the next twelve months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing customer base. Accordingly, we have made, and in the future may make, offerings of debt, preferred stock and/or common stock which we expect to improve our liquidity position.

Consolidated Cash and Cash Equivalents and Available Borrowings

As of March 31, 2005, cash and cash equivalents were $21.9 million, inclusive of $16.7 million of borrowings under the revolving credit facility. The amount drawn under the revolving credit facility as of March 31, 2005 effectively represents the full borrowing availability at that time.

Consolidated Cash Flows

Net cash used in operating activities from continuing operations was $(16,000) for the first quarter 2005 and was $(5.2) million for the like period in 2004. The improvement is due primarily a lower level of net working capital demand as the rate of growth in our net sales was higher in the first quarter 2004 than in the first quarter 2005. The working capital demand in the first quarter 2004 was partially mitigated by the higher level of sales and margins in that period.

Net cash provided by (used in) investing activities from continuing operations was $(1.2) million for the first quarter 2005, compared to $7.1 million for the like period in 2004. The change is primarily due to proceeds from the disposition of restricted assets and a sale of fixed assets during the first quarter 2004.

Net cash provided by financing activities from continuing operations for the first quarter 2005 was $0.7 million, compared to $12.3 million for the first quarter 2004. The first quarter 2005 activity resulted principally from net borrowings on the revolving credit facility. The first quarter 2004 activity resulted primarily from the issuance of Series B preferred stock and common stock and borrowing on the revolving credit facility, partially offset by the repayment of long-term debt.

Current Indebtedness of the Company

Dynamic Details Asset-based Credit Facility

On March 30, 2004, Dynamic Details Incorporated and the Company’s other U.S. subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of March 31, 2005, the Company was able to borrow up to $16.7 million against the revolving credit facility of which $16.7 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at March 31, 2005 was 8.75%. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company was in compliance with these covenants as of March 31, 2005.

DDi Capital Accreting Notes

The DDi Capital senior accreting notes were issued in an original principal amount of $17.7 million and mature on January 1, 2009. The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee. The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of March 31, 2005, DDi Capital paid a total of $2.6 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The senior accreting notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of March 31, 2005, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004, the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three months ended March 31, 2005 and 2004, total accretion was $10,000 and $8,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

Series B Preferred Stock

On March 31, 2005, 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) were outstanding. Each share of the Series B Preferred is initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly, in cash or common stock, commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if the common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at $40.47 per share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 10 million shares of common stock in the aggregate for such redemption payments. Shares of common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.

On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company caused to have issued 1,482,812 shares of common stock to pay the dividend. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued was valued using a 5% discount applied to the volume weighted average market price for the 20 trading days prior to March 31, 2005.

Contractual Cash Obligations and Commercial Commitments

The following table shows our contractual cash obligations and commercial commitments as of March 31, 2005:

Payments Due by Period
(in millions)

	For the Nine Months
	Ending December 31,	Year Ending December 31,
Commitments	2005	2006	2007	2008	2009	2010	Thereafter	Total
DDi Capital Accreting Notes	$—	$—	$—	$—	$18.4	$—	$—	$18.4
Interest – Capital Accreting Notes	1.9	2.6	2.6	2.6	0.1	—	—	9.8
Series B mandatorily redeemable preferred stock (1)
- Series B	20.3	40.7	—	—	—	—	—	61.0
- Dividends	2.4	1.2	—	—	—	—	—	3.6
Capital Lease Obligations	0.8	—	—	—	—	—	—	0.8
Note payable	0.4	0.3	—	—	—	—	—	0.7
Operating Leases	4.6	5.2	4.4	3.7	3.0	2.0	1.4	24.3

Total Commitments	$30.4	$50.0	$7.0	$6.3	$21.5	$2.0	$1.4	$118.6

(1)	The Series B preferred stock is due to be repaid no later than March 30, 2009. Holders have the option to require the Company to redeem the shares earlier in three equal installments in 18 months, 24 months and 30 months from issuance. This presentation assumes that the holders of the Series B preferred stock will exercise their option to require the Company to redeem the shares. To the extent shares of Series B preferred stock are not redeemed at the option of the holders, interest shall accrue on the notes at 6% per annum on any unredeemed shares until maturity in 2009. Both the redemption amounts and the 6% dividends may be paid in shares of common stock of the Company, or in cash, at the election of the Company. The shares of common stock of the Company available to be utilized for redemption are limited to 10 million shares.

Factors That May Affect Future Results

Holders of our Series B Preferred Stock have the right to convert their preferred stock into common stock and to receive dividends payable in common stock causing substantial dilution to common shareholders.

The holders of our Series B Preferred Stock have the right to convert the principal amount of their shares into Common Stock. In addition, we have the option of paying the redemption price for and dividends on the Series B Preferred Stock in shares of common stock. Shares issued as dividends or redemption payments are issued at a 5% discount to the market price at the time of the payment. The holders of our Series B Preferred Stock have anti-dilution protections. The conversion price for the Series B Preferred Stock is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price (currently $11.85), then (with certain exceptions, including the issuance of common stock as payment of dividends or redemption payments on the Series B Preferred Stock) the conversion price for the Series B Preferred Stock will automatically be decreased, allowing the holders of the Series B Preferred Stock to receive additional shares of common stock upon conversion. The issuance of additional shares of Common Stock pursuant to the terms of the Series B Preferred Stock could cause possibly substantial dilution to our common stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

The holders of our Series B Preferred Stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the redemption price and dividends on the preferred stock may increase.

On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “Series B Preferred Stock”) to institutional investors. At the option of the holders of the Series B Preferred Stock, we are required to redeem the preferred shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default, or other specified occurrences. The first optional redemption date is September 30, 2005, on which date the holders of the Series B Preferred Stock can require us to redeem up to one-third of the outstanding Series B Preferred Stock. We have the option to make redemption payments in either cash or common stock

(up to a maximum of 10 million shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If the holders of the Series B Preferred Stock exercise their right to require us to redeem the Series B Preferred Stock and we are not permitted to pay the redemption price in shares of common stock or have insufficient common stock available to pay the redemption price in full because of the 10 million share limit, we may not have enough funds to pay the redemption price in cash for all tendered shares of Series B Preferred Stock. If the Company is unable to redeem all of the Series B Preferred Stock submitted for redemption, (a) the Company must redeem a pro rata amount from each holder of the Series B Preferred Stock, (b) the redemption price for any shares not redeemed as required would increase to 108% of the stated value of the Preferred Stock plus accrued dividends; (c) in addition to any dividends required to be paid on the Series B Preferred Stock, the unpaid portion of the redemption price would accrue interest at the rate of 8.0% per annum, payable monthly in cash; and (d) the holders of the Series B Preferred Stock holding in the aggregate at least a majority in interest of the then outstanding Series B Preferred Stock, would have the right to demand a stockholders’ meeting and, at such meeting the holders of the Series B Preferred Stock would have the right to elect an additional director to the Board of Directors.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:

•	to fund our operations beyond March 31, 2006;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

The terms of our lending arrangements and outstanding Series B Preferred Stock may restrict our financial and operational flexibility.

The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all or our assets. Further, DDi Capital and Dynamic Details are also required to maintain specific financial ratios and satisfy certain financial condition tests. Our subsidiaries’ ability to meet those financial ratios and tests can be affected by events beyond the subsidiaries’ control, and there can be no assurance that they will meet those tests. Substantially all of our assets and our subsidiaries’ assets are pledged as security under our senior credit facility.

If the demand for our customers’ products decline, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers that purchase printed circuit board engineering and manufacturing services from us are subject to their own business cycles. Some of these cycles show predictability from year to year. However, other cycles, are unpredictable in commencement, depth and duration. A downturn or any other event leading to additional excess capacity will negatively impact our revenues, gross margins and operating performance.

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

We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand from, or an inability to pay of, this core group could adversely affect our total revenue.

Although we have a large number of customers, net sales to our largest customer accounted for approximately 8% of our net sales for the three months ended March 31, 2005. Net sales to our ten largest customers accounted for approximately 35% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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

Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Defects in our products could result in financial or other damages to our customers. Our sales terms and conditions generally contain provisions designed to limit our exposure to product liability and related claims: however, competing terms and provisions of our customers or existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability claims made against us, even if unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

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

We may become involved in litigation in the future either to protect our intellectual property or in defense of allegations that we infringe others’ intellectual property rights. These claims and any resulting litigation could subject us to significant liability for damages and invalidate our property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

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

Complying with applicable environmental laws requires significant resources, and if we fail to comply, we could be subject to substantial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Over the years, environmental laws have become, and may in the future become, more stringent, imposing greater compliance costs on us. In addition, because we are a generator of hazardous wastes and our sites may become contaminated, we may be subject to potential financial liability for costs associated with an investigation and any remediation of such sites. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium, waste water which contains heavy metals, acids, cleaners and conditioners, and filter cake from equipment used for on-site waste treatment.

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

Several of our officers and directors are named defendants in a securities class action complaint which could divert management attention and result in substantial indemnification costs.

Certain of our current and former officers and directors have been named as defendants in securities class action lawsuit. Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to this class action lawsuit, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, this lawsuit could divert management attention from our day-to-day operations, which could have a material adverse effect on our business.

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

Sale of large amounts of our common stock or the perception that sales could occur may depress our stock price.

We issued an aggregate of 23,749,926 shares of our common stock upon our emergence from bankruptcy to our former holders of our debt and equity securities and other claimants. In addition, in March 2005, we issued an aggregate of 1,482,812 shares of common stock to the holders of our Series B Preferred Stock to pay the dividend on the Series B Preferred Stock. All of these shares of common stock may be sold at any time, subject to compliance with applicable law, including the Securities Act and certain provisions of our certificate of incorporation, bylaws and registration rights agreements with holders of such shares.

Sales in the public market of large blocks of shares of our common stock acquired pursuant to our plan of reorganization or pursuant to the Series B preferred Stock dividend payment, or the perception that those sales could occur, could lower our stock price and impair our ability to raise funds in future stock offerings. Such sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

The trading price of our common stock may continue to be volatile.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases and our competitors’ earnings releases, announcements of technological innovations that impact our services, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions. In addition, our common stock is listed on the Nasdaq National Market. Limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock on the Nasdaq National Market.

We may in the future seek to raise funds through equity offerings, or there may be other events which could have a dilutive effect on our stock.

In the future, we may seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. In any such case, the result could ultimately be dilutive to our common stock by increasing the number of shares outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The asset-based revolving credit facility bears interest at a floating rate, while the senior accreting notes bear interest at fixed rates.

The interest rate for the revolving credit facility at March 31, 2005 was prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. As of March 31, 2005, one-month LIBOR was 2.86% and prime rate was 5.75%. If one-month LIBOR or prime rate increased by 10% to 3.14% or 6.33%, respectively, cash interest expense related to the revolving credit facility would increase by less than $0.1 million based on the expected usage of the revolving credit facility. The overall effective cash interest rate based on prime plus 3% for index rate loans as of March 31, 2005, was 8.75%.

A change in interest rates would not have an effect on our interest expense on the senior accreting notes because these instruments bear a fixed rate of interest.

Foreign Currency Exchange Risk

Sales and expenses and financial results of our Canadian operations are denominated in Canadian dollars. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in our Canadian subsidiary are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $(0.4) million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 (the “10-K”), for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.

In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx) multiple defendant groups filed motions to dismiss the plaintiffs’ Second Amended Complaint on March 25, 2005. Plaintiffs filed an opposition to the motions to dismiss on April 25, 2005, and the Company expects to file reply briefs on May 16, 2005. Argument on the motions to dismiss is presently scheduled to be heard on May 23, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Board of Directors the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company caused to have issued 1,482,812 shares of common stock to pay the dividend. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued was valued using a 5% discount applied to the volume weighted average market price for the 20 trading days prior to March 31, 2005. The shares of common stock issued had previously been registered for resale pursuant to a registration statement on Form S-3 (File No. 333-114967). This issuance of unregistered equity securities does not require an exemption from registration as it does not constitute a “sale” of securities; however, in the event that an exemption would be required, the exemption would be a Section 4(2) private offering, involving no underwriters.

Item 3. Defaults Upon Senior Securities

On February 8, 2005, DDi Europe and certain of its operating subsidiaries received demands from the Bank of Scotland for immediate repayment of all amounts outstanding under the DDi Europe credit facilities. Pursuant to the demand notices, £21.5 million (approximately U.S.$39.8 million) which equals the unpaid principal amount under the DDi Europe credit facilities, plus accrued interest and applicable fees, became immediately due and payable.

In response to these payment demands, DDi Europe and certain of its subsidiaries sought appointment of an administrator. In the United Kingdom, an administrator is a third party appointed to assume day-to-day direction of a company. Upon appointment of an administrator, creditors’ claims are temporarily suspended while assets are managed for the benefit of the creditors and shareholders.

On February 9, 2005, two partners at Kroll’s Corporate Advisory and Restructuring Group were appointed Joint Administrators (collectively, the “Administrators”) to assume day-to-day management of DDi Europe and certain of its subsidiaries. Pursuant to the actions of the Administrators, DDi Europe underwent a restructuring pursuant to which the Company no longer has U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for up to £21.5 million (approximately U.S.$39.8 million) of which £20.1 million was the initial sales consideration. The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies.

The Administrators applied the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving approximately £1.4 million (approximately U.S.$2.6 million) outstanding under the DDi Europe credit facilities. The Administrators will seek the sale or other disposition of the remaining assets of DDi Europe, including the businesses of the remaining operating subsidiaries of DDi Europe not transferred to eXception. The proceeds from the disposition of the remaining assets will be applied to satisfy the remaining £1.4 million outstanding under the DDi Europe credit facilities. To the extent that the net proceeds of such assets is less than £1.4 million, the eXception Group will pay any deficiency.

DDi Europe is presented in the Company’s condensed consolidated financial statements as a discontinued operation. The disposition of DDi Europe was completed during the first quarter of fiscal 2005, resulting in a non-cash gain on disposition of DDi Europe of $11.1 million. See Note 12 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 5. Other Information

On March 4, 2005, the Company filed a Current Report on Form 8-K disclosing under Item 5.02 the appointment of Brad Tesch as the Company’s Chief Operations Officer. In such filing, the Company disclosed Mr. Tesch’s current salary as of the date of the filing. Subsequent to the filing of the Form 8-K, on March 21, 2005, the Compensation Committee of the Board of Directors of the Company approved an increase in the base salary of Mr. Tesch from $200,000 to $252,000 and granted Mr. Tesch 150,000 Tranche B stock options pursuant to the Company’s 2003 Management Equity Incentive Plan at an exercise price of $2.53 per share, which was the fair market value of the Company’s common stock on the date of grant.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.1	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached), previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 5, 2005
DDi CORP.

	By:	/s/ Mikel Williams
Mikel Williams
Senior Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached), previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.