Form 10-Q
period 2005-06-30
DDI CORP
filed 2005-08-09
CIK 1104252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
     As of August 2, DDi Corp. had 27,286,655 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended June 30, 2005

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
Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.
In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, some important factors that could cause actual results or outcomes for DDi Corp. or our subsidiaries to differ materially from those discussed in forward-looking statements include:
•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;

•	our ability to sustain historical margins as the industry develops;

•	increased competition;

•	increased costs;

•	our ability to retain key members of management;

•	our ability to complete the proposed rights offering and related standby purchase commitments;

•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

•	other factors identified from time to time in our filings with the Securities and Exchange Commission.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DDi CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$20,207	$23,526
Accounts receivable, net	27,342	26,564
Inventories	16,700	17,996
Prepaid expenses and other	2,719	1,713
Current assets held for disposal	—	33,016

Total current assets	66,968	102,815
Property, plant and equipment, net	32,484	36,376
Debt issuance costs, net	1,224	1,780
Goodwill	65,385	99,375
Other intangibles, net	15,710	18,009
Deferred income tax	536	541
Assets held for disposal	—	26,245
Other	688	810

Total assets	$182,995	$285,951

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$499	$916
Revolving credit facilities	17,459	15,948
Accounts payable	17,683	16,389
Accrued expenses and other liabilities	15,623	14,527
Income taxes payable	1,544	1,099
Current liabilities held for disposal	—	67,853

Total current liabilities	52,808	116,732
Long-term debt and capital lease obligations	18,213	18,252
Other long-term liabilities	5,195	8,602
Liabilities held for disposal	—	3,725

Total liabilities	76,216	147,311

Series B mandatorily redeemable preferred stock and accrued dividends	59,665	61,557

Stockholders’ equity:
Common stock — $0.001 par value, 75,000,000 shares authorized, 27,286,655 and 25,513,522 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	28	26
Additional paid-in-capital	144,194	147,739
Deferred compensation	(5,026)	(9,445)
Accumulated other comprehensive income (loss)	13	(712)
Stockholder receivables	(661)	(652)
Accumulated deficit	(91,434)	(59,873)

Total stockholders’ equity	47,114	77,083

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$182,995	$285,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$45,538	$49,894	$90,487	$97,949
Cost of goods sold:
Cost of goods sold	38,105	37,475	75,322	74,221
Restructuring-related inventory impairment	1,253	—	1,253	—
Non-cash compensation and amortization of intangibles	700	2,532	421	8,233

Total cost of goods sold	40,058	40,007	76,996	82,454

Gross profit	5,480	9,887	13,491	15,495
Operating expenses:
Sales and marketing:
Non-cash compensation	105	377	(349)	1,087
Sales and marketing expenses	3,718	3,841	7,204	7,464

Total sales and marketing	3,823	4,218	6,855	8,551

General and administration:
Non-cash compensation	156	1,238	405	2,574
General and administration expenses	2,625	2,732	6,576	4,928

Total general and administration	2,781	3,970	6,981	7,502

Amortization of intangibles	1,149	1,150	2,299	2,300
Goodwill impairment	31,129	—	31,129	—
Restructuring and other related charges	4,390	12	4,390	356
Reorganization charges	—	84	—	748

Operating income (loss)	(37,792)	453	(38,163)	(3,962)

Interest and other expense, net	1,299	899	2,490	5,303

Loss from continuing operations before income taxes	(39,091)	(446)	(40,653)	(9,265)

Income tax benefit (expense)	403	(668)	(648)	(1,429)

Loss from continuing operations	(38,688)	(1,114)	(41,301)	(10,694)

Net income (loss) from discontinued operations (including non-cash gain on disposal of $11,053 in 2005)	—	(2,740)	9,740	(10,588)

Net loss	(38,688)	(3,854)	(31,561)	(21,282)
Less: Series B preferred stock dividends and accretion	(1,341)	(1,370)	(2,683)	(1,370)

Net loss available to common stockholders	$(40,029)	$(5,224)	$(34,244)	$(22,652)

Loss per share of common stock from continuing operations – basic and diluted	$(1.47)	$(0.10)	$(1.66)	$(0.48)

Net loss per share of common stock – basic and diluted	$(1.47)	$(0.21)	$(1.30)	$(0.90)

Weighted average shares used in per share computations – basic and diluted	27,195,872	25,452,392	26,425,257	25,098,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(38,688)	$(3,854)	$(31,561)	$(21,282)
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	(164)	180	216

Comprehensive loss	$(38,730)	$(4,018)	$(31,381)	$(21,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(41,301)	$(10,694)

Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Depreciation	4,927	4,859
Amortization of debt issuance costs and discount	350	1,088
Capital senior note accretion	19	581
Amortization of intangible assets	2,299	3,068
Goodwill impairment	31,129	—
Non-cash compensation	477	11,125
Non-cash and accrued restructuring and other related charges	4,575	970
Deferred income taxes	5	(2)
Interest income on stockholder receivables	(9)	(9)
Loss on sale of fixed assets	108	161
Change in operating assets and liabilities:
Increase in accounts receivable	(860)	(6,902)
(Increase) decrease in prepaid expenses and other	(889)	64
(Increase) decrease in inventory	6	(3,078)
Increase in accounts payable	1,318	3,219
Decrease in accrued expenses and other	(2,254)	(5,255)
Increase in income tax payable	1,035	265

Net cash provided by (used in) operating activities from continuing operations	935	(540)
Net cash used in operating activities from discontinued operations	(1,975)	(3,050)

Net cash used in operating activities	(1,040)	(3,590)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,306)	(2,703)
Proceeds from sale of fixed assets	1	1,505
Proceeds from the release of restricted cash	—	7,500
Cash outflows related to acquisition earn out	(300)	(475)
Net cash used in investing activities from discontinued operations	(10)	(2,275)

Net cash provided by (used in) investing activities	(3,615)	3,552

Cash flows from financing activities:
Principal payments on capital leases	(473)	(882)
Principal payments on long-term debt	—	(72,396)
Net borrowings on revolving credit facility	1,511	14,201
Refund (payments) of debt issuance costs	206	(2,150)
Payments on other notes payable	—	(500)
Proceeds from issuance of Series B preferred stock	—	61,000
Costs incurred in connection with issuance of Series B preferred stock	—	(3,425)
Proceeds from issuance of common stock	—	15,980
Costs incurred in connection with the issuance of common stock	—	(1,456)
Dividends paid on Series B preferred stock	(915)	—
Proceeds from exercise of stock options	30	382
Net cash provided by financing activities from discontinued operations	884	183

Net cash provided by financing activities	1,243	10,937

Effect of exchange rate changes on cash	93	(20)

Net increase (decrease) in cash and cash equivalents	(3,319)	10,879
Cash and cash equivalents, beginning of year	23,526	11,202

Cash and cash equivalents, end of period	$20,207	$22,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The unaudited condensed consolidated financial statements for DDi Corp. include the accounts of its wholly owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and the direct and indirect subsidiaries of Intermediate (including DDi Capital Corp. or “DDi Capital” and Dynamic Details Incorporated or “Dynamic Details”). Prior to February 9, 2005, the unaudited condensed consolidated financial statements, also included DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to fairly state the financial position of DDi Corp. and its subsidiaries as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for six months ended June 30, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended June 30, 2005 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
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
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FAS No. 109-1). The American Jobs Creation Act introduces, subject to certain limitations, a phased in special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FAS No. 109-1 is effective immediately, we do not expect the adoption of FAS No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is still evaluating the opportunity and whether or not to take advantage of this opportunity. We expect to finalize our assessment by the end of the fiscal fourth quarter of 2005.
NOTE 2. INVENTORIES
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$7,697	$8,094
Work-in-process	6,628	7,020
Finished goods	2,375	2,882

Total	$16,700	$17,996

NOTE 3. REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
DDI Capital Senior Accreting Notes, due January 1, 2009, face amount of $18,394 at June 30, 2005 and December 31, 2004, net of unamortized discount of $181 and $200 at June 30, 2005 and December 31, 2004, respectively	$18,213	$18,194
Dynamic Details Revolving Credit Facility (a)	17,459	15,948
Capital lease obligations	499	974

Total	36,171	35,116
Less: current maturities	(499)	(916)
Less: Dynamic Details Revolving Credit Facility	(17,459)	(15,948)

Total non-current liabilities	$18,213	$18,252

(a)	Interest rate is based on prime rate. The effective interest rate as of June 30, 2005, was 9.25%.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Senior Credit Facility
At December 31, 2003, the Company had a senior credit facility with a balance outstanding of $71.7 million, which the Company repaid in full in March 2004.
Revolving Credit Facility
On March 30, 2004, Dynamic Details and the Company’s other North American subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. The asset base is calculated as 85% of eligible accounts receivable as defined by the agreement. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of June 30, 2005, the Company was able to borrow up to $17.5 million against the revolving credit facility of which $17.5 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at June 30, 2005 was 9.25%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The Company was in compliance with these covenants as of June 30, 2005. The Company has incurred debt issuance costs of $2.1 million in connection with obtaining this revolving credit facility and amortizes such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period, through March 2007. As of June 30, 2005, a total of $0.9 million of debt issuance costs has been amortized.
DDi Capital Senior Accreting Notes
On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of June 30, 2005, DDi Capital has paid a total of $3.2 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of June 30, 2005, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004, the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three months ended June 30, 2005 and 2004, total warrant accretion was $9,000 and $8,000, respectively. For the six months ended June 30, 2005 and 2004, total warrant accretion was $19,000 and $16,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
NOTE 4. PRODUCT WARRANTY
     The change in the Company’s warranty reserves for the six months ended June 30, 2005 is as follows (in thousands):

Six months ended
June 30,
2005
Beginning balance	$656
Current period warranty charges	1,599
Utilization	(1,583)

Ending balance	$672

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
The following table is a calculation of net income (loss) per share of common stock (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Loss from continuing operations	$(38,688)	$(1,114)	$(41,301)	$(10,694)
Less: Series B preferred stock dividends and accretion	(1,341)	(1,370)	(2,683)	(1,370)

Loss from continuing operations available to common stockholders – basic and diluted	$(40,029)	$(2,484)	$(43,984)	$(12,064)

Weighted average shares of common stock outstanding (basic and diluted)	27,195,872	25,452,392	26,425,257	25,098,750

Loss from continuing operations per share of common stock – basic and diluted	$(1.47)	$(0.10)	$(1.66)	$(0.48)

Net income (loss) from discontinued operations – basic and diluted (including gain on disposal of $11,053 in 2005)	$—	$(2,740)	$9,740	$(10,588)

Weighted average shares of common stock outstanding (basic and diluted)	27,195,872	25,452,392	26,425,257	25,098,750

Net income (loss) per share of common stock from discontinued operations – basic and diluted	$(0.00)	$(0.11)	$0.37	$(0.42)

Net loss	$(38,688)	$(3,854)	$(31,561)	$(21,282)
Less: Series B preferred stock dividends and accretion	(1,341)	(1,370)	(2,683)	(1,370)

Net loss available to common stockholders – basic and diluted	$(40,029)	$(5,224)	$(34,244)	$(22,652)

Weighted average shares of common stock outstanding (basic and diluted)	27,195,872	25,452,392	26,425,257	25,098,750

Net loss per share of common stock – basic and diluted	$(1.47)	$(0.21)	$(1.30)	$(0.90)

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
For the three and six months ended June 30, 2005, potentially dilutive shares from the exercise of stock options and the issuance of Series B-1 and B-2 Convertible Preferred Stock were not included in dilutive earnings per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2005, potentially dilutive shares from the restricted stock vesting, the exercise of stock options and warrants totaling 1,694,653 shares were not included in dilutive shares as the Company had a loss from continuing operations. For the three and six months ended June 30, 2005 and 2004, potentially dilutive shares from the exercise of stock options, restricted stock vesting and the issuance of Series B-1 and B-2 Convertible Preferred Stock totaling 8,890,873 and 5,133,080, respectively, were not included in dilutive earnings per share because to do so would be anti-dilutive.
NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. As of June 30, 2005 and December 31, 2004, accrued dividends were $0.0 and $2.8 million, respectively. The Company amortizes the $3.5 million of related debt issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of June 30, 2005 and December 31, 2004, a total of $2.1 million and $1.3 million, respectively, has been amortized.
On February 23, 2005 the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. This $3.6 million reflects a full year of dividends. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company issued 1,482,812 shares of common stock to pay the dividend.
On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.9 million, for dividends accrued and payable as of June 30, 2005. The dividend payments were made in cash in the current quarter.
NOTE 7. STOCK OPTIONS
The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation. Under this method, compensation expense is recognized when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. As a result of the disposition of DDi Europe, the Company recorded a reduction to deferred compensation, included as a component of shareholders equity, of $1.7 million and an additional reduction of $2.9 million was recorded related to termination of U.S. employees for the six months ended June 30, 2005. These reductions to deferred compensation resulted in a decrease to additional paid-in capital of an equal amount. During the three months ended June 30, 2005 and 2004, the Company recorded total compensation expense related to stock options granted of $1.0 million and $4.3 million, respectively, which was included in continuing operations. During the six months ended June 30, 2005 and 2004, the Company recorded total compensation expense related to stock options granted of $(0.1) million and $12.8 million, respectively, of which $0.5 million and $11.1 million, respectively, was included in continuing operations and $(0.6) million and $1.7 million, respectively, was included in discontinued operations.
The following table summarizes the non-cash compensation activity related to continuing operations for the three months ended June 30, 2005 (in thousands):

	Cost of	Sales and	General and
	Goods Sold	Marketing	Administration	Total
Amortization of deferred compensation	$723	$105	$172	$1,000
Forfeitures	(23)	—	(16)	(39)

Total non-cash compensation expense in continuing operations	$700	$105	$156	$961

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
The following table summarizes the non-cash compensation activity related to continuing operations for the six months ended June 30, 2005 (in thousands):

	Cost of	Sales	General and
	Goods Sold	and Marketing	Administration	Total
Amortization of deferred compensation	$1,625	$226	$423	$2,274
Forfeitures	(1,204)	(575)	(18)	(1,797)

Total non-cash compensation expense in continuing operations	$421	$(349)	$405	$477

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
The Company determined its pro forma results below using the alternate fair value method as prescribed by SFAS No. 123. Under the fair value based method of accounting for stock-based employee compensation, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years, a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net loss and net loss per share would have been as follows (in millions):

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss available to common stockholders:
As reported – basic and diluted	$(40.0)	$(5.2)	$(34.2)	$(22.7)
Less: non-cash compensation expense under FAS 123, net of tax	(1.4)	(5.8)	(0.7)	(16.5)
Add: non-cash compensation expense (credit) under APB 25, net of tax	1.0	4.3	(0.1)	12.8

Pro Forma – basic and diluted	$(40.4)	$(6.7)	$(35.0)	$(26.4)

Net loss per share of common stock – basic and diluted:
As Reported	$(1.47)	$(0.21)	$(1.30)	$(0.90)
Pro Forma	$(1.49)	$(0.26)	$(1.32)	$(1.05)
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
The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. As a result of the discontinued European operations, the Company now operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located. Revenues by product and service are not reported, as it is impracticable to do so.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
The following table summarizes net sales by geographic area (in thousands):

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net sales:
North America (a)	$44,010	$48,107	$86,724	$93,894
Asia	1,051	1,120	2,912	2,467
Other	477	667	851	1,588

Total	$45,538	$49,894	$90,487	$97,949

     (a) Sales to the United States represent the majority of the sales to North America.
NOTE 9. GOODWILL AND INTANGIBLES
Goodwill relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. Identified intangible assets consist of customer relationships and backlog. Amortization related to customer relationships for the three months ended June 30, 2005 and 2004, was $1.1 million for each period and for the six months ended June 30, 2005 and 2004, was $2.3 million for each period. Amortization related to backlog was fully expensed by the first quarter of 2004 and was reported as a component of cost of goods sold. Indentifiable intangible assets consist of the following (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Customer relationships	$22,990	$(7,280)	$15,710	$22,990	$(4,981)	$18,009
Backlog	1,923	(1,923)	—	1,923	(1,923)	—

	$24,913	$(9,203)	$15,710	$24,913	$(6,904)	$18,009

On January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS No. 141 “Business Combinations” requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 142 “Goodwill and Other Intangible Assets” establishes that goodwill and certain intangible assets will not be amortized and the amortization period of certain other intangible assets will no longer be limited to forty years. In addition, SFAS No. 142 requires that goodwill and intangible assets that are not amortized be tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter of each fiscal year, but looks for indications of impairment throughout the year.
Due to a decline in the Company’s stock price during the second quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at June 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005. In the first quarter of 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. In the second quarter of 2005, the Company reduced goodwill an additional $2.3 million resulting from the removal of pre-fresh start accounting income tax contingencies.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows (in thousands):

Six months
ended
June 30, 2005
Beginning balance	$99,375
Fresh start accounting adjustments	(2,861)
Impairment charges	(31,129)

Ending balance	$65,385

NOTE 10. RESTRUCTURING
On May 3, 2005, in order to further increase operational efficiency, the Board of Directors of the Company approved plans to close the Company’s Arizona facility, which has produced mass lamination cores for four of the Company’s North American PCB plants, and to shift this work back into these PCB facilities. The Company’s Virginia facility will assume the majority of the internal mass lamination work previously manufactured by the Arizona facility.
The Company announced the exit plan to the affected workforce on May 5, 2005, with all production activity completed by the end of that same month. As of the end of June 2005, only a minimal number of staff whom are required to implement the closure remain employed by the Company. Further, pursuant to the re-allocation of work amongst the four PCB facilities, including the mass lamination work, the Company is focused on liquidating plant equipment not required in the Company’s other facilities. The Company is remediating the Arizona facility and expects to complete exiting the premises before the end of the lease term (two buildings have a lease expiration date of December 31, 2005 and the third, February 28, 2006).
The Company has reviewed the assets of the Arizona facility and determined that there has been an impairment in value by this action and recorded the related charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, other consolidation associated costs such as inventory, workforce reduction, relocation and organization charges will be reported as restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when incurred. The Company will incur the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; tax; and other miscellaneous charges.
Further, the Company also announced in May the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the current quarter, this restructuring was essentially complete. The lease expires in November 2007 and is for approximately 2,400 square feet of office space at an annual cost of up to $30,000, and the space has been made available in the real estate market.
A reconciliation of accrued facility consolidation costs from December 31, 2004 to June 30, 2005 is as follows (in thousands):

	Employee
	termination	Contract	Facility	Other exit
	benefits	terminations	Closure	costs	Total
Accrued restructuring costs at December 31, 2004	$—	$(50)	$—	$(368)	$(418)

Arizona shutdown	(472)	(340)	(1,100)	(92)	(2,004)
Colorado closure	(86)	(6)	—	(4)	(96)
Other costs	—	—	—	(221)	(221)

	(558)	(346)	(1,100)	(317)	(2,321)

Payments	378	250	—	111	739

Accrued restructuring costs at June 30, 2005	$(156)	$(146)	$(1,100)	$(598)	$(2,000)

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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
NOTE 12. DISCONTINUED OPERATIONS
The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. The Company’s Board of Directors had previously concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi European credit facilities. The Company completed the disposition of DDi Europe during the first quarter of fiscal 2005. The Company received no cash proceeds from the disposition of DDi Europe resulting in a non-cash gain on disposition of DDi Europe of $11.1 million. Although February 9, 2005 was the date the discontinuation of DDi Europe was effective, for financial reporting purposes, the Company accounted for the consummation of the discontinuation as of January 31, 2005; therefore, the operating results for 2005 for DDi Europe are for the period through January 31, 2005.
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
The results of operations of the discontinued business of DDi Europe is summarized as follows:
DDi Europe Statements of Operations
(In thousands)
(Unaudited)

	Three months	Six months	Six months
	ended	ended	ended
	June 30,	June 30,*	June 30,
	2004	2005	2004
Net sales	$25,652	$7,873	$49,947
Cost of goods sold	22,722	6,843	45,965

Gross profit	2,930	1,030	3,982

Operating expenses:
Sales and marketing	945	126	2,562
General and administration	2,174	1,618	4,449
Restructuring and other related charges	925	219	4,514
Reorganization expenses	134	—	410

Operating loss	(1,248)	(933)	(7,953)
Gain on disposal of DDi Europe	—	11,053	—
Interest expense and other (income), net	1,473	(380)	3,055

Income (loss) from discontinued operations before income taxes	(2,721)	9,740	(11,008)
Income tax benefit	(19)	—	420

Net income (loss) from discontinued operations	$(2,740)	$9,740	$(10,588)

The disposition of DDI Europe was completed in the first quarter 2005, the results for the three and six-month period in 2005 are the same.

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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, The Securities Exchange Commission staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist in the implementation of FAS 123 FAS 123(R). On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 7.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FAS No. 109-1). The American Jobs Creation Act introduces, subject to certain limitations, a phased in special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FAS No. 109-1 is effective immediately, we do not expect the adoption of FAS No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is still evaluating the opportunity and whether or not to take advantage of this opportunity. We expect to finalize our assessment by the end of the fiscal fourth quarter of 2005.
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
Results of Operations
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Net Sales
Net sales decreased $4.4 million (9%) to $45.5 million for the three months ended June 30, 2005, from $49.9 million for the same period in 2004. The decrease is primarily attributable to an 8% reduction in the average layer price, reflecting a less robust PCB market in the second quarter 2005 than in the second quarter 2004, in both the quick-turn and longer-lead portions of the business.
Non-Cash Compensation Expense
We have recorded non-cash compensation expense as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash compensation charges in the second quarter 2005, as compared to the comparable period in 2004, reflects the relative impact of the vesting of restricted stock and stock options. The lower cost associated with vesting in the current period is due principally to stock and option forfeitures that occurred in the first quarter 2005.

Gross Profit
Gross profit for the three months ended June 30, 2005 was $5.5 million (12% of net sales) as compared to $9.9 million (20% of net sales) for the second quarter 2004. The decrease in gross profit of $4.4 million was due to the decline in net sales described above, mitigated by a net decrease in non-cash charges of $0.6 million. To a lesser extent, margins in the second quarter 2005 were adversely affected by operational inefficiencies associated with the closure of DDi’s Arizona division and the related absorption of its former production capabilities into the PCB divisions. The decrease in non-cash charges consists of a reduction in non-cash compensation costs of $1.8 million, partially offset by a restructuring-related inventory impairment of $1.3 million in the second quarter 2005. The inventory impairment charge has been recorded in connection with the closure of our Arizona-based mass lamination operation.
Sales and Marketing Expenses
Total sales and marketing expenses decreased $0.4 million to $3.8 million for the second quarter 2005, from $4.2 million for the second quarter 2004. The decrease was due principally to a $0.3 million reduction in non-cash compensation costs. The remaining decrease in sales and marketing expenses results principally from the reduction in net sales.
General and Administration Expenses
Total general and administration expenses decreased $1.2 million to $2.8 million for the second quarter 2005, from $4.0 million for the second quarter 2004. The decrease was primarily due to a $1.1 million reduction in non-cash compensation costs.
Goodwill Impairment
Due to a decline in the Company’s stock price during the second quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at June 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005. In the first quarter of 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. In the second quarter of 2005, the Company reduced goodwill an additional $2.4 million resulting from the removal of pre-fresh start accounting income tax contingencies.
Restructuring and Reorganization Charges
Related to the announced closure of the Arizona facility, the Company estimates that total charges relating to the exit activity will approximate $4.9 million, with the final amount dependent largely upon the final costs required for facility and environmental remediation. We have revised this estimate up from the $4.5 million provided at the time of the announcement to reflect potentially higher facility exit costs. The Company believes that once the Arizona facility closure is complete and the mass lamination manufacturing activity has been integrated into the remaining PCB production facilities, that annual cost efficiencies of approximately $2 million to $3 million per year may be achieved, dependent upon the level of operational efficiency achieved. Net of restructuring charges, we do not anticipate a benefit to operating income during fiscal year 2005. As the integration of the mass lamination manufacturing was still in process at the end of June 2005, there was no significant realization of such efficiencies during the period from the cessation of operations through the end of the current quarter. Further, we estimate that we will have an additional $0.8 million related to the closure of Colorado Springs, and reallocation of the mass lamination work into the other facilities and other restructuring costs.
For the three months ended June 30, 2005, we incurred a total of $4.4 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in the second quarter 2005 (excluding the $1.3 million of restructuring related inventory impairment reflected in total cost of goods sold). Of this amount, $2.1 million represents non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and the remaining $2.3 million represents cash exit costs associated with the closure of that facility and of our former Colorado Corporate Support Center. The cash exit costs consist of personnel-related expenses ($0.6 million) and facilities exit costs and other costs ($1.7 million). For the comparable period in 2004, restructuring and reorganization charges totaled $0.1 million, consisting principally of residual costs relating to our 2003 financial restructuring.
Net Interest Expense
Net interest expense for the second quarter 2005 increased to $1.3 million, from $0.9 million for the second quarter 2004, primarily as a result of higher non-cash components of net interest cost, including debt issue costs and imputed interest relating to long-term leases.

Income Taxes
An income tax benefit of $0.4 million was reported for the second quarter 2005, as compared to income tax expense of $0.7 million for the second quarter 2004. The tax benefit in the second quarter 2005 results from the determination of June year-to-date tax expense, based upon the expected effective tax rate for the full year 2005. Items impacting the second quarter 2005 tax benefit include a reassessment of expected full year taxable income, both in the aggregate and amongst our tax jurisdictions, and the successful conclusion of a tax audit. The tax expense in the second quarter 2004 results primarily from provisions related to our Canadian operations. A tax benefit of $0.5 million was recorded in the second quarter of 2005 associated with adjustments to intercompany transfer-pricing.
Net Loss From Discontinued Operations
We reported a loss from discontinued operations of $2.7 million for the second quarter of 2004 associated with our former European operations. As we completed the disposition of those operations in the first quarter 2005, there was no impact on net income from those operations in the second quarter 2005.
Series B Preferred Stock Dividends and Accretion
In the second quarter 2005, we reported $1.3 million of Series B preferred stock dividends and accretion as compared to $1.4 million in the second quarter of 2004. Of the 2005 amount, $0.9 million represents dividends and the remaining $0.4 million represents amortization of the costs of issuing this security.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Net Sales
Net sales decreased $7.4 million (8%) to $90.5 million for the six months ended June 30, 2005, from $97.9 million for the comparable period in 2004. The decrease is attributable to a 12% reduction in PCB revenue, 8% of which relates to a reduction in layer shipments. This decline reflects a softer PCB market in the first half of 2005 than in the first half of 2004, in both the quick-turn and longer-lead portions of the business. Mitigating the overall decrease in net sales was growth in DDi’s Assembly business, due to the addition of new customers, and growth in DDi’s volume procurement operation.
Non-Cash Compensation Expense
We have recorded net non-cash compensation costs as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash charges/(credits) in the first half of 2005 results from: (i) a credit adjustment of $1.7 million recorded in the first quarter 2005 to account for forfeitures of certain unvested options and restricted stock and (ii) the impact of a short vesting period (December 12, 2003 through March 2, 2004) associated with certain restricted stock grants on the total non-cash compensation charges for the first half of 2004.
Gross Profit
Gross profit for the six months ended June 30, 2005 was $13.5 million (15% of net sales) as compared to $15.5 million (16% of net sales) for the comparable period in 2004. The decrease in gross profit of $2.0 million was due to the decline in revenues described above, mitigated by a net decrease in non-cash charges of $6.6 million. The decrease in non-cash charges consists of a reduction in non-cash compensation costs and amortization of intangibles of $7.8 million, partially offset by a restructuring-related inventory impairment of $1.3 million in 2005. The inventory impairment charge has been recorded in connection with the closure of our Arizona-based mass lamination operation.
Sales and Marketing Expenses
Total sales and marketing expenses decreased $1.7 million to $6.9 million for the first half of 2005, from $8.6 million for the first half of 2004. The decrease was due principally to a $1.4 million reduction in non-cash compensation costs. The remaining decrease in sales and marketing expenses resulted principally from the reduction in net sales.

General and Administration Expenses
Total general and administration expenses decreased $0.5 million to $7.0 million for the first half of 2005, from $7.5 million for the first half of 2004. The decrease was principally due to a $2.2 million reduction in non-cash compensation charges, largely offset by an $1.5 million increase in professional fees, inclusive of those relating to Sarbanes-Oxley Section 404 compliance and strategic reviews of our capital structure.
Goodwill Impairment
Due to a decline in the Company’s stock price during the second quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at June 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005. In the first quarter of 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. In the second quarter of 2005, the Company reduced goodwill an additional $2.4 million resulting from the removal of pre-fresh start accounting income tax contingencies.
Restructuring and Reorganization Charges
As referenced above, the Company announced the closure of the Arizona and Colorado Springs facilities and the reallocation of mass lamination into our remaining PCB facilities. We incurred a total of $4.4 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in the second quarter 2005 (excluding the $1.3 million of restructuring related inventory impairment reflected in total cost of goods sold). Of this amount, $2.1 million represents non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and the remaining $2.3 million represents cash exit costs associated with the closure of that facility and of our former Colorado Corporate Support Center. The cash exit costs consist of personnel-related expenses ($0.6 million) and facilities exit costs and other costs ($1.7 million).
For the comparable period in 2004, restructuring and reorganization charges totaled $0.1 million, consisting principally of residual costs relating to our 2003 financial restructuring. Additionally, for the six months ended June 30, 2004, restructuring and reorganization charges totaled $1.1 million, of which $0.7 relates to residual costs in connection with our 2003 financial restructuring and $0.4 million represents additional expense recorded in connection with various restructuring initiatives undertaken in 2003 and prior, resulting from reassessments of the ultimate cost of effecting such initiatives.
Net Interest Expense
Net interest expense for the first half of 2005 decreased to $2.5 million, from $5.3 million for the first half of 2004. The decrease is principally due to repayment of our former senior term loans in the first quarter 2004.
Income Taxes
Income tax expense decreased to $0.6 million for the six months ended June 30, 2005, from $1.4 million for the comparable period in 2004, resulting from a reduction in taxable income in our Canadian operation primarily associated with transfer-pricing adjustments and prior period income tax benefit associated with research and development credit findings. The transfer-pricing and prior year research & development findings results in a net reduced income tax of $0.7 million in Canadian income tax expense for the six months ended June 30, 2005. In both periods, tax expense was net of changes in valuation allowances applied to U.S. deferred tax assets that would otherwise have been recorded in each period. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.
Net Loss from, and Gain on Disposition of, Discontinued Operations
We reported a loss from discontinued operations of $1.3 million for the first half of 2005, representing the net loss incurred by our former European operations (“DDi Europe”) through January 31 (the effective date of disposition used for financial reporting purposes). Additionally, in the first half of 2005, we recorded a non-cash gain of $11.1 million on the disposition of DDi Europe. The gain represents DDi Corp.’s net investment in DDi Europe as of January 31, 2005, net of foreign currency translation adjustments. For the first half of 2004, we incurred a loss from discontinued operations of $10.6 million.

Series B Preferred Stock Dividends and Accretion
In the first half of 2005, we reported $2.7 million of Series B preferred stock dividends and accretion ($1.8 million of which represents dividends and the remaining $0.9 million represents amortization of the costs of issuing this security). In the first half of 2004, we reported $1.4 million of Series B preferred stock dividends and accretion ($0.9 million of which represents dividends and the remaining $0.5 million represents amortization of the costs of issuing this security). The increase in expense relating to the Series B preferred stock for the first half of 2005 as compared to the first half of 2004 resulted from the issuance of this security at the end of the first quarter 2004.
Liquidity and Capital Resources
General
Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated by operations and the Dynamic Details asset-based revolving credit facility. The Company has proposed a rights offering of its common stock intended to raise $75 million of gross proceeds, $45 million of which proceeds are to be used to redeem Series B Preferred Stock. However, there is no guarantee that the Company will be able to consummate the rights offering or to do so prior to the first optional redemption date. If we are unable to consummate the rights offering in a timely fashion, then we will be compelled to find alternative means of financing one or more optional redemptions for the Series B Preferred Stock; there is no guarantee that we will be able to locate such alternative financing.
Consolidated Cash and Cash Equivalents and Available Borrowings
As of June 30, 2005, cash and cash equivalents were $20.2 million, inclusive of $17.5 million of borrowings under the revolving credit facility. The amount drawn under the revolving credit facility as of June 30, 2005 effectively represents the full borrowing availability at that time.
Consolidated Cash Flows
Net cash provided by (used in) operating activities from continuing operations was $0.9 million for the first six months of 2005 and was $(0.5) million for the first six months of 2004. The net cash provided in the first six months of 2005 resulted primarily from an increase in accounts payable and taxes payable offset by an increase in accounts receivable, prepaid expenses and a decrease in other accrued expenses. The net cash used in the first half of 2004 reflects significantly higher net working capital demand as the rate of growth in our net sales was higher in the first half of 2004 than the first half of 2005. The working capital demand in the first half of 2004 was partially mitigated by the higher level of sales and margins in that period.
Net cash provided by (used in) investing activities from continuing operations was $(3.6) million for the first six months of 2005, compared to $5.8 million for the first six months of 2004. The change is primarily due to proceeds from the disposition of restricted assets and a sale of fixed assets during the first half of 2004.
Net cash provided by financing activities from continuing operations for the first six months of 2005 was $0.4 million, compared to $10.8 million for the first six months of 2004. The first half of 2005 activity resulted principally from net borrowings on the revolving credit facility. The first half of 2004 activity resulted primarily from the issuances of the Series B preferred stock and common stock and borrowing on the revolving credit facility, partially offset by the repayment of long-term debt.
Current Indebtedness of the Company
Dynamic Details Asset-based Credit Facility
On March 30, 2004, Dynamic Details Incorporated and the Company’s other U.S. subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of June 30, 2005, the Company was able to borrow up to $17.5 million against the revolving credit facility of which $17.5 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at June 30, 2005 was 9.25%. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company was in compliance with these covenants as of June 30, 2005.

DDi Capital Senior Accreting Notes
The DDi Capital senior accreting notes were issued in an original principal amount of $17.7 million and mature on January 1, 2009. The senior accreting notes were issued under an indenture dated as of December 12, 2003 between DDi Capital Corp., as issuer, and Wilmington Trust Co., as trustee. The senior accreting notes are senior unsecured obligations of DDi Capital. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of June 30, 2005, DDi Capital paid a total of $3.2 million in interest in cash to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The senior accreting notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of June 30, 2005, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004, the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For each of the three months ended June 30, 2005 and 2004, total warrant accretion was $9,000 and $8,000, respectively. For the six months ended June 30, 2005 and 2004, total accretion was $19,000 and $16,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.
Series B Preferred Stock
On June 30, 2005, 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) were outstanding. Each share of the Series B Preferred is initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution and other customary adjustments. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly, in cash or common stock, commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if the common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at $40.47 per share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 10 million shares of common stock in the aggregate for such redemption payments. Shares of common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On June 30, 2005, the Company issued 1,482,812 shares of common stock to pay the dividend. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued was valued using a 5% discount applied to the volume weighted average market price for the 20 trading days prior to March 31, 2005.
On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.9 million, for dividends accrued and payable as of June 30, 2005 pursuant to the Certificate of Designation of the Company’s Series B Preferred Stock. The dividend payments were made in cash in the current quarter.

Contractual Cash Obligations and Commercial Commitments
The following table shows our contractual cash obligations and commercial commitments as of June 30, 2005:
Payments Due by Period
(in millions)

	For the Six
	Months Ending
	December 31,	Year Ending December 31,
Commitments	2005	2006	2007	2008	2009	2010	Thereafter	Total
DDi Capital Accreting Notes	$—	$—	$—	$—	$18.4	$—	$—	$18.4
Interest – Capital Accreting Notes	1.3	2.6	2.6	2.6	—	—	—	9.1
Series B mandatorily redeemable preferred stock (1)
- Series B	20.3	40.7	—	—	—	—	—	61.0
- Dividends	1.5	1.2	—	—	—	—	—	2.7
Capital Lease Obligations	0.6	—	—	—	—	—	—	0.6
Note payable	—	0.3	—	—	—	—	—	0.3
Operating Leases	3.5	5.7	4.5	3.7	3.0	2.0	1.4	23.8

Total Commitments	$27.2	$50.5	$7.1	$6.3	$21.4	$2.0	$1.4	$115.9

(1)	The Series B preferred stock is due to be repaid no later than March 30, 2009. Holders have the option to require the Company to redeem the shares earlier in three equal installments in 18 months, 24 months and 30 months from issuance. In addition, the Company has the right to redeem the shares earlier under certain circumstances. This presentation assumes that the holders of the Series B preferred stock will exercise their option to require the Company to redeem the shares. To the extent shares of Series B preferred stock are not redeemed prior to maturity, interest shall accrue on the notes at 6% per annum on any unredeemed shares until maturity in 2009. Both the redemption amounts and the 6% dividends may be paid in shares of common stock of the Company, or in cash, at the election of the Company. The shares of common stock of the Company available to be utilized for redemption are limited to 10 million shares.
Factors That May Affect Future Results
The holders of our Series B Preferred Stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the redemption price and dividends on the preferred stock may increase.
On March 30, 2004, we sold in a private placement 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Preferred Stock (collectively, the “Series B Preferred Stock”) to institutional investors. At the option of the holders of the Series B Preferred Stock, we are required to redeem the preferred shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default, or other specified occurrences. The first optional redemption date is September 30, 2005, on which date the holders of the Series B Preferred Stock can require us to redeem up to one-third of the outstanding Series B Preferred Stock. We have the option to make redemption payments in either cash or common stock (up to a maximum of 10 million shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If the holders of the Series B Preferred Stock exercise their right to require us to redeem the Series B Preferred Stock and we are not permitted to pay the redemption price in shares of common stock or have insufficient common stock available to pay the redemption price in full because of the 10 million share limit, we may not have enough funds to pay the redemption price in cash for all tendered shares of Series B Preferred Stock. The Company has proposed a rights offering of its common stock intended to raise $75 million of gross proceeds, $45 million of which proceeds are to be used to redeem Series B Preferred Stock. However, there is no guarantee that the Company will be able to consummate the rights offering or to do so prior to the first optional redemption date. If we are unable to consummate the rights offering in a timely fashion, then we will be compelled to find alternative means of financing one or more optional redemptions; there is no guarantee that we will be able to locate such alternative financing. If the Company is unable to redeem all of the Series B Preferred Stock submitted for redemption, (a) the Company must redeem a pro rata amount from each holder of the Series B Preferred Stock, (b) the redemption price for any shares not redeemed as required would increase to 108% of the stated value of the Preferred Stock plus accrued dividends; (c) in addition to any dividends required to be paid on the Series B Preferred Stock, the unpaid portion of the redemption price would accrue interest at the rate of 8.0% per annum, payable monthly in cash; and (d) the holders of the Series B Preferred Stock holding in the aggregate at least a majority in interest of the then outstanding Series B Preferred Stock, would have the right to demand a stockholders’ meeting and, at such meeting the holders of the Series B Preferred Stock would have the right to elect an additional director to the Board of Directors.
If we default on covenants under the Certificate of Designation for our Series B Preferred Stock, the Series B Holders would have the right to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock.
The Certificate of Designation for the Series B Preferred Stock, contains a number of covenants with which the Company must comply, including a covenant that requires the Company to maintain an effective registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock, subject to certain allowable suspension periods. If the registration statement is not effective for a period of time in excess of the allowable suspension periods, or we fail to comply with any other covenant under the Certificate of Designation, such failure would amount to a default under the Certificate of Designation which, among other things, would entitle the Series B Holders to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock ($60 million) plus accrued dividends.
Holders of our Series B Preferred Stock have the right to convert their preferred stock into common stock and to receive dividends payable in common stock causing substantial dilution to common shareholders.
The holders of our Series B Preferred Stock have the right to convert the principal amount of their shares into Common Stock. In addition, we have the option of paying the redemption price for and dividends on the Series B Preferred Stock in shares of common stock. Shares issued as dividends or redemption payments are issued at a 5% discount to the market price at the time of the payment. The holders of our Series B Preferred Stock have anti-dilution protections. The conversion price for the Series B Preferred Stock is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price (currently $11.85), then (with certain exceptions, including the issuance of common stock as payment of dividends or redemption payments on the Series B Preferred Stock) the conversion price for the Series B Preferred Stock will automatically be decreased, allowing the holders of the Series B Preferred Stock to receive additional shares of common stock upon conversion. For example, the proposed rights offering will trigger these anti-dilution adjustments, which will increase the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. The issuance of additional shares of Common Stock pursuant to the terms of the Series B Preferred Stock could cause possibly substantial dilution to our common stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:
•	to fund our operations beyond June 30, 2006;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.
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
We rely on a core group of significant customers for a substantial portion of our net sales, and a reduction in demand from, or an inability to pay by, this core group could adversely affect our total revenue.
Although we have a large number of customers, net sales to our thirty largest customers accounted for approximately 50.9% of our net sales for the six months ended June 30, 2005. Net sales to our ten largest customers accounted for approximately 34.9% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.

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
We issued an aggregate of 23,749,926 shares of our common stock upon our emergence from bankruptcy to our former holders of our debt and equity securities and other claimants. In addition, in March 2005, we issued an aggregate of 1,482,812 shares of common stock to the holders of our Series B Preferred Stock to pay the dividend on the Series B Preferred Stock. All of these shares of common stock may be sold at any time, subject to compliance with applicable law, including the Securities Act and certain provisions of our certificate of incorporation, bylaws and registration rights agreements with holders of such shares. In addition, the Company has proposed a rights offering of its common stock intended to raise $75 million of gross proceeds, with a subscription price per share equal to 50% of the average closing price of our common stock for the 20 trading day period ending two trading days prior to the commencement of the rights offering. If consummated, the proposed rights offering will result in the issuance of a significant number of additional shares of common stock at a discount. In addition, the rights offering will trigger anti-dilution adjustments to the conversion price of our Series B Preferred Stock, which will increase the number of shares of common stock issuable upon conversion of the Series B Preferred Stock.
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
In connection with our plan of reorganization, we issued warrants that were exercisable for 4,035,454 shares of our common stock as of February 6, 2004. The shares issuable upon exercise of the warrants may increase subject to anti-dilutive rights which we granted to the warrant holders. The warrants are held in an escrow account until December 12, 2005 and are subject to reduction or termination. As of June 30, 2005, 2,143,125 shares of Common Stock are reserved for issuance pursuant to outstanding options granted under our 2003 Management Equity Incentive Plan. We recently adopted, with stockholder approval, the DDi Corp. 2005 Equity Incentive Plan (the “2005 Plan”), which has 15,000,000 shares that are available for grant. As of the Record Date, 27,624,155 shares of Common Stock were issued and outstanding. In addition, 500,000 shares of Common Stock are reserved for issuance, and 100,000 shares are available for future issuance, to non-employee directors of the Company under the Company’s 2003 Directors Equity Incentive Plan. We have also reserved 7,622,188 shares of common stock for issuance upon the conversion of outstanding shares of the Series B Preferred Stock. In addition, the proposed rights offering, the related Standby Agreement and related warrants, if approved and completed, will require the Company to issue additional shares of common stock and will trigger anti-dilution adjustments to the Series B Preferred, which will increase the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. The issuance of shares of common stock pursuant to any of the foregoing agreements or transactions or under other plans or transactions in the future, will have a dilutive effect on our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The asset-based revolving credit facility bears interest at a floating rate, while the DDI Capital senior accreting notes bear interest at fixed rates.
The interest rate for the revolving credit facility at June 30, 2005 was prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. As of June 30, 2005, one-month LIBOR was 3.34% and prime rate was 6.25%. If one-month LIBOR or prime rate increased by 10% to 3.67% or 6.88%, respectively, cash interest expense related to the revolving credit facility would increase by less than or approximate $0.1 million based on the expected usage of the revolving credit facility. The overall effective cash interest rate based on prime plus 3% for index rate loans as of June 30, 2005, was 9.25%.
A change in interest rates would not have an effect on our interest expense on the DDI Capital senior accreting notes because these instruments bear a fixed rate of interest.
Foreign Currency Exchange Risk
Sales and expenses and financial results of our Canadian operations are denominated in Canadian dollars. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in our Canadian subsidiary are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.6 million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.
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
In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx) multiple defendant groups filed motions to dismiss the plaintiffs’ Second Amended Complaint on March 25, 2005. Plaintiffs filed an opposition to the motions to dismiss on April 25, 2005. On May 16, 2005, the defendants filed replies in support of the motions to dismiss. On May 6, 2005, the individual defendants also filed a supplemental brief in further support of the motion to dismiss. On May 20, 2005, the plaintiffs filed an opposition to this supplemental brief. On July 20, 2005, without oral argument, the Court entered an Opinion and Order Granting in Part and Denying in Part Defendants’ Motions to Dismiss the Second Amended Consolidated Class Action Complaint. The Court’s Order granted the motions to dismiss with prejudice to the extent the plaintiffs asserted claims on behalf of those who purchased the convertible notes. The Court’s Order granted the motions to dismiss with prejudice as to the plaintiffs’ Section 12(a)(2) claim against the individual defendants. The Court’s Order denied the motions to dismiss with respect to the plaintiffs’ Section 11 and 15 claims. The Court’s Order provided that, by August 8, 2005, the plaintiffs must file either an amended complaint or a notice confirming that the consolidated second amended complaint would remain operative. If the plaintiffs choose the latter course of action, the defendants will be required to file an answer to the operative complaint by August 29, 2005.
Item 6. Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DDi Corp., previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Designation of DDi Corp., previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp., previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference

3.4	Amended & Restated Bylaws of DDi Corp., as amended.

10.1	Purchase Agreement, dated as of June 2, 2005, by and between DDi Corp. and Caiman Partners, L.P., Contrarian Turnaround Equities, LLC, Greywolf Capital Partners II LP, QVT Fund LP, Sankaty Credit Opportunities, L.P., Sankaty High Yield Asset Partners, L.P., Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P. and Sankaty Prospect Credit Partners, L.P., previously filed with the Commission on June 3, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Amendment to Restricted Stock Agreement (with schedule of parties attached) previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Amendment to Non-Qualified Stock Option Agreement (with schedule of parties attached), previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 8, 2005	DDi CORP.
	By:	/s/ MIKEL WILLIAMS
Mikel Williams
Senior Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DDi Corp., previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Designation of DDi Corp., previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp., previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference

3.4	Amended & Restated Bylaws of DDi Corp., as amended.

10.1	Purchase Agreement, dated as of June 2, 2005, by and between DDi Corp. and Caiman Partners, L.P., Contrarian Turnaround Equities, LLC, Greywolf Capital Partners II LP, QVT Fund LP, Sankaty Credit Opportunities, L.P., Sankaty High Yield Asset Partners, L.P., Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P. and Sankaty Prospect Credit Partners, L.P., previously filed with the Commission on June 3, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Amendment to Restricted Stock Agreement (with schedule of parties attached) previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Amendment to Non-Qualified Stock Option Agreement (with schedule of parties attached), previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.