Form 10-K/A
period 2004-12-31
DDI CORP
filed 2005-08-18
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
      DDi Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/ A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005 (the “Original Form 10-K”). This Amendment amends disclosures in Notes 2, 4 and 9 to the Financial Statements to clarify that the valuation determinations described therein were made by management.
      Accordingly, Notes 2, 4 and 9 to the Financial Statements, with respect to such Financial Statements, which appear as part of Item 8 in Part II, are amended hereby. Because Item 8 incorporates the Quarterly Financial Information from Item 7 in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Original Form 10-K, we are required to republish Item 7 in this Amendment. No changes to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been made from the Original Form 10-K.
      In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed as of the date of, and are refiled as part of, this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Finally, a Consent of Independent Registered Public Accounting Firm dated August 16, 2005, is filed as part of this Amendment. Item 15 in Part IV hereof is accordingly amended.
      Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K.

PART II

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
      The financial statement information, including the reports of the independent registered public accounting firm (which includes such firm’s attestation report on management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting), required by this Item 8 is set forth on pages F-1 to F-53 of this Amendment No. 1 on Form 10-K/A and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Amendment No. 1 on Form 10-K/A and is hereby incorporated into this Item 8 by reference.

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

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)

2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)

3.2	Certificate of Designation of DDi Corp.(1)

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)

3.4	Amended and Restated Bylaws of DDi Corp.(3)

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Dynamic Details Incorporated Senior Management Bonus Program.(19)

10.2	Dynamic Details, Inc. Key Employee Retention Plan.(4)

Exhibit	Description

10.3	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.(4)

10.4	DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)

10.5	2003 Directors Equity Incentive Plan.(6)

10.6	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)

10.7	DDi Corp. 2003 Management Incentive Plan.(7)

10.8	Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan)(8)

10.9	Form of Stock Option Agreement (2003 Management Equity Incentive Plan)(8)

10.10	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)

10.11	Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)

10.12	Employment Letter dated November 1, 2004 between DDi Corp. and Mikel Williams.(5)

10.13	Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)

Other Material Contracts

10.14	Indenture dated as of December 12, 2003 with respect to DDi Capital Senior Accreting Notes due 2009.(1)

10.15	Senior Discount Warrant Agreement, dated as of December 12, 2003.(1)

10.16	Senior Discount Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.17	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Secured Lender Warrants.(1)

10.18	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Senior Discount Warrants.(1)

10.19	Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)

10.20	Registration Rights Agreement, dated as of December 12, 2003, relating to Preferred Stock of DDi Europe.(1)

10.21	Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among(i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein and (iv) the Governor and Company of the Bank of Scotland.(11)

10.22	Working Capital Letter, dated November 15, 2001, among(i) DDi Europe Limited, (ii) the additional borrowers named therein and (iii) the Governor and Company of the Bank of Scotland.(11)

10.23	Composite Guarantee and Debenture, dated November 15, 2001, among(i) DDi Europe Limited and the additional charging companies named herein and (ii) the Governor and Company of the Bank of Scotland.(11)

10.24	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.25	Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.26	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(13)

10.27	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado(14)

Exhibit	Description

10.28	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado(14)

10.29	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(14)

10.30	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(16)

10.31	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(15)

10.32	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(16)

10.33	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(13)

10.34	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(15)

10.35	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)

10.36	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(15)

10.37	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(13)

10.38	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.39	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.40	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.(4)

10.41	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto.(7)

10.42	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)

10.42	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)

10.42	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)

10.42	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

Exhibit		Description

10.42		Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)

10.42		Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)

10.42		First Supplemental Indenture, dated as of February 24, 2004, between DDi Capital Corp. and Wilmington Trust Company, as trustee.(2)

10.42		Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(17)

10.42		Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(17)

10.42		Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(17)

10.42		Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(17)

10.42		Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(17)

10.42		Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(17)

14.1		Code of Business Conduct and Ethics.(18)

21.1		Subsidiaries of DDi Corp.(19)

23	.1*	Consent of PricewaterhouseCoopers LLP

31	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

Exhibit		Description

31	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

32	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on January 20, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form 8-A/ A.

(4)	Previously filed with the Commission on March 31, 2003 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(12)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(13)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(14)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(17)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(18)	Previously filed with the Commission on March 30, 2004 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(19)	Previously filed with the Commission on March 16, 2005 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 17th day of August, 2005.

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
      Property, plant and equipment — Property, plant and equipment are stated at depreciated historical cost for Predecessor DDi Corp. and have been adjusted for recognition of fair values for Reorganized DDi Corp. Such fair values were recognized in accordance with fresh start accounting and were recorded on November 30, 2003 based upon a valuation analysis performed by management. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term and is included in the caption depreciation expense.
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
      As discussed in Note 1, DDi Corp. adopted the provisions of fresh-start accounting as of November 30, 2003. Management determined the estimated reorganization equity value of DDi Corp. to be $75 million to $95 million. The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the plan of reorganization and attached as an exhibit to the DDi Corp. Current Report on Form 8-K filed on December 17, 2003. The valuation was based upon several generally accepted valuation methodologies, including discounted cash flows and market analysis. The Company elected to use $95 million because it was most representative of the Company’s reorganization equity value in light of the Company’s market capitalization subsequent to the Company’s emergence from Chapter 11. The assigned equity value range is based upon the reorganized value of the ongoing business and includes significant estimates made by management based on information available as of November 30, 2003. The Company’s reorganization value was determined to be approximately $292 million, which includes the fair value of the Reorganized DDi Corp.’s long term debt and equity plus the fair value of current liabilities at the date of emergence of $67 million. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company’s balance sheet.
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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. A certificate designating 1,000,000 shares of preferred stock as Series A Preferred Stock (the “Series A Preferred”) became effective with such shares being issued to the Company’s former Convertible Subordinated Noteholders (see Note 3). The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The preferred stock will only be paid to the extent there is value, as defined in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. As of November 30, 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the preferred stock at its estimated fair value of $2 million. This estimated fair value was based upon a valuation analysis performed by management. The Company has been accreting the preferred stock to the amount expected to be paid at maturity using the effective interest method. Total accretion for the one month ended December 31, 2003 and the year ended December 31, 2004 was $66,000 and $1.0 million, respectively. Total accrued dividends were $0.1 million and $2.2 million for the one month ended December 31, 2003 and the year ended December 31, 2004, respectively. As a result of DDi Europe’s placement into administration, there has been an impairment of the valuation of the Series A Preferred. The Company has written down Series A Preferred stock to its estimated fair market value of zero as of December 31, 2004, and has reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

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

FINANCIAL STATEMENT SCHEDULE
      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DDi CORP.

	Predecessor DDi Corp.

	Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2002	$4,278	$690	$(3,527)	$1,441
Eleven months ended November 30, 2003	$1,441	$413	$(502)	$1,352

	Reorganized DDi Corp.

	Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

	(In thousands)
Allowance for Doubtful Accounts
One month ended December 31, 2003	$1,352	$2	$(278)	$1,076
Year ended December 31, 2004	$1,076	$426	$77	$1,579

EXHIBIT INDEX

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)

2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)

3.2	Certificate of Designation of DDi Corp.(1)

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)

3.4	Amended and Restated Bylaws of DDi Corp.(3)

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Dynamic Details Incorporated Senior Management Bonus Program.(19)

10.2	Dynamic Details, Inc. Key Employee Retention Plan.(4)

10.3	Dynamic Details, Inc. Severance Plan for Key Employees and Summary Plan Description Effective December 19, 2002.(4)

10.4	DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)

10.5	2003 Directors Equity Incentive Plan.(6)

10.6	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)

10.7	DDi Corp. 2003 Management Incentive Plan.(7)

10.8	Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan)(8)

10.9	Form of Stock Option Agreement (2003 Management Equity Incentive Plan)(8)

10.10	Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)

10.11	Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)

10.12	Employment Letter dated November 1, 2004 between DDi Corp. and Mikel Williams.(5)

10.13	Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)

Other Material Contracts

10.14	Indenture dated as of December 12, 2003 with respect to DDi Capital Senior Accreting Notes due 2009.(1)

10.15	Senior Discount Warrant Agreement, dated as of December 12, 2003.(1)

10.16	Senior Discount Warrant Escrow Agreement, dated as of December 12, 2003.(1)

10.17	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Secured Lender Warrants.(1)

10.18	Registration Rights Agreement, dated as of December 12, 2003, relating to DDi Corp. Senior Discount Warrants.(1)

10.19	Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)

10.20	Registration Rights Agreement, dated as of December 12, 2003, relating to Preferred Stock of DDi Europe.(1)

10.21	Amendment and Restatement Deed, dated November 15, 2001, relating to a Facilities Agreement dated 27 May 1999, among(i) DDi Europe Limited, formerly known as MCM Electronics Limited, (ii) the additional borrowers named therein, (iii) the other charging parties named therein and (iv) the Governor and Company of the Bank of Scotland.(11)

10.22	Working Capital Letter, dated November 15, 2001, among(i) DDi Europe Limited, (ii) the additional borrowers named therein and (iii) the Governor and Company of the Bank of Scotland.(11)

10.23	Composite Guarantee and Debenture, dated November 15, 2001, among(i) DDi Europe Limited and the additional charging companies named herein and (ii) the Governor and Company of the Bank of Scotland.(11)

Exhibit	Description

10.24	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.25	Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(12)

10.26	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(13)

10.27	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado(14)

10.28	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado(14)

10.29	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(14)

10.30	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(15)

10.31	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(15)

10.32	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(16)

10.33	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(13)

10.34	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(15)

10.35	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)

10.36	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(15)

10.37	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(13)

10.38	Share Purchase Agreement dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.39	Tax Deed dated October 24, 2002 by and between H.N. Goff, G.P. Harvey and H.L. Williams and DDi Europe Limited.(4)

10.40	Minority Share Purchase Agreement dated October 24, 2002 by and between Jamie Fuller and others and DDi Europe Limited.(4)

10.41	Stock Purchase Agreement dated January 21, 2004 by and among DDi Corp. and the purchasers identified on the schedule of investors attached thereto.(7)

10.42	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)

10.42	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)

10.42	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)

10.42	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

Exhibit		Description

10.42		Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

10.42		Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)

10.42		Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)

10.42		First Supplemental Indenture, dated as of February 24, 2004, between DDi Capital Corp. and Wilmington Trust Company, as trustee.(2)

10.42		Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(17)

10.42		Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(17)

10.42		Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(17)

10.42		Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(17)

10.42		Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(17)

10.42		Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(17)

10.42		Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(17)

14.1		Code of Business Conduct and Ethics.(18)

21.1		Subsidiaries of DDi Corp.(19)

23	.1*	Consent of PricewaterhouseCoopers LLP

31	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act.

Exhibit		Description

32	.1*	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on January 20, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form 8-A/ A.

(4)	Previously filed with the Commission on March 31, 2003 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(12)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(13)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(14)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(17)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(18)	Previously filed with the Commission on March 30, 2004 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(19)	Previously filed with the Commission on March 16, 2005 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.