Form 10-Q
period 2005-09-30
DDI CORP
filed 2005-11-08
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
     As of November 2, 2005, DDi Corp. had 127,890,122 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended September 30, 2005

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
In addition to the factors and other matters discussed under the caption “Factors That May Affect Future Results” in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of            Operations in this Quarterly Report on Form 10-Q, some important factors that could cause actual results or outcomes for DDi Corp. or our subsidiaries to differ materially from those discussed in forward-looking statements include:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DDi CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31,926	$23,526
Cash and cash equivalents, restricted	3,262	—
Accounts receivable, net	27,497	26,564
Inventories	16,862	17,996
Prepaid expenses and other	1,682	1,713
Current assets held for disposal	—	33,016

Total current assets	81,229	102,815
Property, plant and equipment, net	32,402	36,376
Debt issuance costs, net	1,049	1,780
Goodwill	41,845	99,375
Other intangibles, net	14,560	18,009
Deferred income tax	563	541
Assets held for disposal	—	26,245
Other	593	810

Total assets	$172,241	$285,951

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$18,478	$916
Revolving credit facilities	3,544	15,948
Accounts payable	17,876	16,389
Accrued expenses and other liabilities	14,165	14,527
Income taxes payable	1,797	1,099
Current liabilities held for disposal	—	67,853

Total current liabilities	55,860	116,732
Long-term debt and capital lease obligations	—	18,252
Other long-term liabilities	4,917	8,602
Liabilities held for disposal	—	3,725

Total liabilities	60,777	147,311

Series B mandatorily redeemable preferred stock and accrued dividends (see Note 6)	141	61,557

Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 127,255,401 and 25,513,522 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	128	26
Additional paid-in-capital	233,762	147,739
Deferred compensation	(3,999)	(9,445)
Accumulated other comprehensive income (loss)	338	(712)
Stockholder receivables	(665)	(652)
Accumulated deficit	(118,241)	(59,873)

Total stockholders’ equity	111,323	77,083

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$172,241	$285,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$45,974	$47,072	$136,461	$145,021
Cost of goods sold:
Cost of goods sold	38,758	40,553	114,080	114,774
Restructuring-related inventory impairment	—	—	1,253	—
Non-cash compensation and amortization of intangibles	670	2,261	1,091	10,494

Total cost of goods sold	39,428	42,814	116,424	125,268

Gross profit	6,546	4,258	20,037	19,753

Operating expenses:
Sales and marketing:
Non-cash compensation	99	345	(250)	1,432
Sales and marketing expenses	3,748	3,563	10,952	11,027

Total sales and marketing	3,847	3,908	10,702	12,459

General and administration:
Non-cash compensation	131	724	536	3,298
General and administration expenses	3,242	3,231	9,818	8,159

Total general and administration	3,373	3,955	10,354	11,457

Amortization of intangibles	1,149	1,150	3,448	3,450
Goodwill impairment	23,540	—	54,669	—
Restructuring and other related charges	182	(22)	4,572	334
Reorganization charges	—	—	—	748

Operating loss	(25,545)	(4,733)	(63,708)	(8,695)

Interest and other expense, net	1,598	1,252	4,088	6,555

Loss from continuing operations before income taxes	(27,143)	(5,985)	(67,796)	(15,250)

Income tax expense	(160)	(540)	(808)	(1,969)

Loss from continuing operations	(27,303)	(6,525)	(68,604)	(17,219)

Net income (loss) from discontinued operations (including non-cash gain on disposal of $496 and $11,549 in the three and nine month periods ended September 30, 2005, respectively)	496	(10,282)	10,236	(20,870)

Net loss	(26,807)	(16,807)	(58,368)	(38,089)
Less: Series B preferred stock dividends and accretion	(1,986)	(1,332)	(4,669)	(2,702)

Net loss available to common stockholders	$(28,793)	$(18,139)	$(63,037)	$(40,791)

Loss per share of common stock from continuing operations – basic and diluted	$(0.74)	$(0.29)	$(2.27)	$(0.73)

Net loss per share of common stock – basic and diluted	$(0.72)	$(0.66)	$(1.96)	$(1.50)

Weighted average shares used in per share computations – basic and diluted	39,845,468	27,370,997	32,209,429	27,128,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(26,807)	$(16,807)	$(58,368)	$(38,089)
Other comprehensive income:
Foreign currency translation adjustments	324	171	504	387

Comprehensive loss	$(26,483)	$(16,636)	$(57,864)	$(37,702)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

			Additional				Other
	Common Stock		Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Receivables	Deficit	Income (Loss)	Total
Balance, December 31, 2004	25,513,522	$26	$147,739	$(9,445)	$(652)	$(59,873)	$(712)	$77,083

Deferred compensation	—	—	(4,671)	4,671	—	—	—	—
Amortization of deferred compensation included in continuing operations	—	—	—	1,377	—	—	—	1,377
Amortization of deferred compensation included in discontinued operations	—	—	—	(602)	—	—	—	(602)
Issuance of new common stock in rights offering and in standby purchase agreement	99,999,996	100	74,900	—	—	—	—	75,000
Costs of incurred in connection with the issuance of common stock	—	—	(2,968)	—	—	—	—	(2,968)
Series B preferred stock beneficial conversion feature, net of accretion of $141 and debt issuance costs of $582	—	—	19,610	—	—	—	—	19,610
Issuance of new common stock upon exercise of stock options	46,571	—	23	—	—	—	—	23
Vesting of restricted common stock	212,500	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	504	504
Foreign currency translation recognized on disposal of DDi Europe	—	—	—	—	—	—	546	546
Accrued interest on stockholder receivables.	—	—	—	—	(13)	—	—	(13)
Dividends paid in common stock on Series B preferred stock	1,482,812	2	3,658	—	—	—	—	3,660
Accrual of dividends payable on Series B preferred stock, including 1% redemption fee of $203	—	—	(2,902)	—	—	—	—	(2,902)
Accretion on Series B preferred stock	—	—	(1,627)	—	—	—	—	(1,627)
Net loss	—	—	—	—	—	(58,368)	—	(58,368)

Balance, September 30, 2005	127,255,401	$128	$233,762	$(3,999)	$(665)	$(118,241)	$338	$111,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(68,604)	$(17,219)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Depreciation	7,311	7,339
Amortization of debt issuance costs and discount	525	1,290
Capital senior note accretion	28	581
Amortization of intangible assets	3,449	4,218
Goodwill impairment	54,669	—
Non-cash compensation	1,377	14,455
Non-cash and accrued restructuring and other related charges	3,972	709
Deferred income taxes	—	(22)
Interest income on stockholder receivables	(13)	(13)
Loss on sale of fixed assets	213	164
Change in operating assets and liabilities:
Increase in accounts receivable	(785)	(3,633)
Increase (decrease) in prepaid expenses and other	(283)	15
Increase in inventory	(48)	(1,853)
Increase in accounts payable	227	935
Decrease in accrued expenses and other	(4,490)	(5,639)
Increase in income tax payable	1,744	322

Net cash provided by (used in) operating activities from continuing operations	(708)	1,649
Net cash used in operating activities from discontinued operations	(1,975)	(4,253)

Net cash used in operating activities	(2,683)	(2,604)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,395)	(3,965)
Proceeds from sale of fixed assets	116	1,510
Proceeds from (investment in) restricted cash	(3,262)	7,500
Cash outflows related to acquisition earn out	(300)	(475)
Net cash used in investing activities from discontinued operations	(9)	(3,020)

Net cash provided by (used in) investing activities	(8,850)	1,550

Cash flows from financing activities:
Principal payments on capital leases	(717)	(1,103)
Principal payments on long-term debt	—	(71,695)
Net repayments on revolving credit facility	(12,404)	—
Refund (payments) of debt issuance costs	206	(2,318)
Payments on other notes payable	—	(500)
Issuance proceeds (redemption payments) of Series B preferred stock	(40,667)	61,000
Costs incurred in connection with issuance of Series B preferred stock	—	(3,344)
Proceeds from issuance of common stock	75,000	15,980
Payments of costs incurred in connection with the issuance of common stock	(482)	(1,456)
Dividends paid on Series B preferred stock	(1,987)	—
Proceeds from exercise of stock options	23	382
Net cash provided by financing activities from discontinued operations	885	1,002

Net cash provided by (used in) financing activities	19,857	(2,052)

Effect of exchange rate changes on cash	76	(204)

Net increase (decrease) in cash and cash equivalents	8,400	(3,310)
Cash and cash equivalents, beginning of year	23,526	11,202

Cash and cash equivalents, end of period	$31,926	$7,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The unaudited condensed consolidated financial statements for DDi Corp. include the accounts of its wholly owned subsidiaries, DDi Intermediate Holdings Corp. (“Intermediate”) and the direct and indirect subsidiaries of Intermediate (including DDi Capital Corp. or “DDi Capital” and Dynamic Details, Incorporated or “Dynamic Details”). Prior to February 9, 2005, the unaudited condensed consolidated financial statements, also included DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company.”
The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005 (see Note 13). Accordingly, DDi Europe is presented in the condensed consolidated financial statements as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The assets and liabilities of DDi Europe have been aggregated and classified as current and non-current assets held for disposal and current and non-current liabilities held for disposal, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2004. The disposition of DDi Europe was completed as of March 31, 2005.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of the financial position of DDi Corp. and its subsidiaries as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. This report on Form 10-Q for the quarter ended September 30, 2005 should be read in conjunction with the audited financial statements presented in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the Securities and Exchange Commission staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist in the implementation of SFAS 123R. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 8.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS No. 109-1”). The American Jobs Creation Act introduces, subject to certain limitations, a phased in special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Although FAS No. 109-1 is effective immediately, we do not expect the adoption of FAS No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS No. 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is still evaluating the opportunity and whether or not to take advantage of it. We expect to finalize our assessment during the fiscal fourth quarter of 2005.
NOTE 2. INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$8,147	$8,094
Work-in-process	6,262	7,020
Finished goods	2,453	2,882

Total	$16,862	$17,996

NOTE 3. REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
DDI Capital Senior Accreting Notes, due January 1, 2009, face amount of $18,394 at September 30, 2005 and December 31, 2004, net of unamortized discount of $172 and $200, respectively	$18,222	$18,194
Dynamic Details Revolving Credit Facility (a)	3,544	15,948
Capital lease obligations	256	974

Total	22,022	35,116
Less: current maturities	(18,478)	(916)
Less: Dynamic Details Revolving Credit Facility	(3,544)	(15,948)

Total non-current liabilities	$—	$18,252

(a)	Interest rate is based on prime rate. The effective interest rate as of September 30, 2005, was 9.75%.

Senior Credit Facility
At December 31, 2003, the Company had a senior credit facility with a balance outstanding of $71.7 million, which the Company repaid in full in March 2004.
Revolving Credit Facility
On March 30, 2004, Dynamic Details and the Company’s other North American subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. The asset base is calculated as 85% of eligible accounts receivable as defined by the agreement. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of September 30, 2005, the Company was able to borrow up to $15.1 million against the revolving credit facility of which $3.5 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. The effective interest rate at September 30, 2005 was 9.75%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The Company was in compliance with these covenants as of September 30, 2005. The Company has incurred debt issuance costs of $2.1 million in connection with obtaining this revolving credit facility and amortizes such costs into interest expense using the straight-line method (which approximates the effective interest method) over the facility period, through March 2007. As of September 30, 2005, a total of $1.1 million of debt issuance costs has been amortized.
Capital Senior Accreting Notes
On December 12, 2003, DDi Capital issued $17.7 million in senior accreting notes pursuant to its plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14% to be paid on a quarterly basis. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. Interest is calculated on the accreted principal balance as of March 14, 2004, the most recent scheduled accreted interest payment date per the note indenture, of $18.4 million. As of September 30, 2005, DDi Capital has paid a total of $3.9 million in interest to the holders of the senior accreting notes. The notes mature on January 1, 2009 and are redeemable by DDi Capital upon a change of control or upon sale of stock or property or other assets except through ordinary course of business; or, at the option of DDi Capital, in whole at any time, in each case, at a redemption price that is greater than the accreted value of the notes, plus accrued and unpaid interest, if any, to the redemption date. The notes have covenants customary for securities of this type. The covenants restrict the Company from incurring additional indebtedness and from making certain payments, including dividend payments to its stockholders. As of September 30, 2005, the Company was in compliance with these covenants. Each holder of the senior accreting notes also received a warrant to purchase pro rata shares of 762,876 shares of the Company’s common stock. In connection with the completion of a private placement of common stock in January 2004, the amount of warrants issued was adjusted, pursuant to the anti-dilution provisions of the warrants, to purchase an aggregate of 807,090 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face value at maturity through interest expense. For the three months ended September 30, 2005 and 2004, total warrant accretion was $9,000 and $8,000, respectively. For the nine months ended September 30, 2005 and 2004, total warrant accretion was $28,000 and $24,000, respectively. These warrants are held in an escrow account until December 12, 2005 and are exercisable at an initial exercise price of $0.001 per share from December 13, 2005 through July 31, 2008. The warrants will be terminated if, on or before December 12, 2005, DDi Capital pays all of its indebtedness to the holders of the senior accreting notes.
On October 21, 2005, DDi Capital exercised its option to redeem all the outstanding senior accreting notes for $18.7 million, representing the face value of the notes plus accrued and unpaid interest through October 21, 2005. In accordance with the terms of the warrants, the warrants to purchase 807,090 of the Company’s common stock were terminated on October 21, 2005 after payment was made for all the indebtedness to the holders of the senior accreting notes.

NOTE 4. PRODUCT WARRANTY
The change in the Company’s warranty reserves for the nine months ended September 30, 2005 is as follows (in thousands):

Nine months ended
September 30,
2005
Beginning balance	$672
Current period warranty charges	2,238
Utilization	(2,258)

Ending balance	$652

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
The following table is a calculation of net income (loss) per share of common stock (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Loss from continuing operations	$(27,303)	$(6,525)	$(68,604)	$(17,219)
Less: Series B preferred stock dividends and accretion	(1,986)	(1,332)	(4,669)	(2,702)

Loss from continuing operations available to common stockholders – basic and diluted	$(29,289)	$(7,857)	$(73,273)	$(19,921)

Weighted average shares of common stock outstanding (basic and diluted)	39,845,468	27,370,997	32,209,429	27,128,965

Loss from continuing operations per share of common stock – basic and diluted	$(0.74)	$(0.29)	$(2.27)	$(0.73)

Net income (loss) from discontinued operations – basic and diluted (including gain on disposal of $496 and $11,549 in the three and nine month periods ended September 30, 2005, respectively)	$496	$(10,282)	$10,236	$(20,870)

Weighted average shares of common stock outstanding (basic and diluted)	39,845,468	27,370,997	32,209,429	27,128,965

Net income (loss) per share of common stock from discontinued operations – basic and diluted	$0.01	$(0.37)	$0.32	$(0.77)

Net loss	$(26,807)	$(16,807)	$(58,368)	$(38,089)
Less: Series B preferred stock dividends and accretion	(1,986)	(1,332)	(4,669)	(2,702)

Net loss available to common stockholders – basic and diluted	$(28,793)	$(18,139)	$(63,037)	$(40,791)

Weighted average shares of common stock outstanding (basic and diluted)	39,845,468	27,370,997	32,209,429	27,128,965

Net loss per share of common stock – basic and diluted	$(0.72)	$(0.66)	(1.96)	$(1.50)

As a result of the bonus element in the September 2005 rights offering (see Note 7), the weighted average shares of common stock outstanding (basic and diluted) have been restated by 1,907,878 for all periods presented.
For the three months ended September 30, 2005 and 2004, potentially dilutive shares from the exercise of stock options and warrants, restricted stock vesting and the issuance of Series B-1 and B-2 Convertible Preferred Stock totaling 12,391,775 and 2,729,229, respectively, were not included in dilutive earnings per share because to do so would be anti-dilutive. For the nine months ended

September 30, 2005 and 2004, potentially dilutive shares from the exercise of stock options, restricted stock vesting and the issuance of Series B-1 and B-2 Convertible Preferred Stock totaling 9,937,055 and 2,526,284, respectively, were not included in dilutive earnings per share because to do so would be anti-dilutive.
NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. The Company accretes the $3.5 million of related debt issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of September 30, 2005 and December 31, 2004, a total of $2.9 million and $1.3 million, respectively, has been accreted.
Each share of Series B Preferred Stock was initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. As a result of the commencement of a rights offering in August 2005 (see Note 7), and the related issuance of warrants to the standby purchasers in September 2005, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 16.4583 shares of common stock at a conversion price of $2.88 per share. The additional shares issuable upon conversion, as a result of the anti-dilution adjustment, are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock. This beneficial conversion feature has been initially recorded as a reduction to the carrying value of the Series B Preferred Stock and an increase to additional paid-in-capital of $20.3 million, net of the remaining debt issuance costs of $0.6 million, and will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings available to common stockholders. At September 30, 2005, $0.1 million of the beneficial conversion feature has been accreted to the Series B Preferred Stock carrying value.
On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. This $3.6 million reflected a full year of dividends. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock, or common stock. On March 31, 2005, the Company issued 1,482,812 shares of common stock to pay the dividend.
On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of $0.9 million for dividends accrued and payable as of June 30, 2005. The dividend payment was made in cash in June 2005. On August 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of $0.3 million for dividends accrued and payable as of September 30, 2005. The dividend payment was made in cash in September 2005. As of September 30, 2005 and December 31, 2004, accrued dividends were $20,000 and $2.8 million, respectively.
In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends and a 1% early repayment fee. As a result of the redemption, the Company amortized $0.3 million of issuance costs related to the 857,944 shares redeemed.
NOTE 7. SUBSCRIPTION RIGHTS OFFERING AND STANDBY PURCHASE AGREEMENT
On August 23, 2005, the Company commenced a rights offering for up to 100,000,000 shares of its common stock at $0.75 per share up to $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 3.63 shares of common stock at $0.75 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 80,009,109 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million. Immediately following the rights offering, pursuant to a standby purchasers agreement, standby purchasers purchased the remaining shares offered, or 19,990,887 shares, at $0.75 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 16,114,043 shares of the Company’s common stock at an exercise price equal of $0.75 per share. The Standby Warrants have an expiration date of July 31, 2006. The Company incurred $3.0 million in issuance costs related to the rights offering, of which $0.5 million has been paid as of September 30, 2005.
The Company has paid $41.4 million from the proceeds of the rights offering to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends and a 1% early repayment fee (see Note 6.) In addition, $3.6 million of the proceeds are restricted for the payment of future dividend and principal payments of the Series B Preferred Stock, of which $0.3 million was used to pay the September 30, 2005 dividend payment on the one-third remaining shares of Series B Preferred Stock. In October 2005, the Company paid $18.7 million from the proceeds of the rights offering to redeem all, the then outstanding, senior accreting notes plus accrued and unpaid dividends. The Company intends to use the remaining $8.3 million of proceeds to enhance liquidity and for additional working capital in the business.
NOTE 8. STOCK OPTIONS AND RESTRICTED STOCK
The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options and other stock-based compensation such as restricted stock grants. Under this method, compensation expense is recognized for restricted stock grants and when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of the grant. As a result of the disposition of DDi Europe, the Company recorded a reduction to deferred compensation, included as a component of shareholders equity, of $1.7 million and an additional reduction of $3.0 million was recorded related to termination of U.S. employees for the nine months ended September 30, 2005. These reductions to deferred compensation resulted in a decrease to additional paid-in capital of an equal amount. During the three months ended September 30, 2005 and 2004, the Company recorded total compensation expense related to stock options granted and restricted stock grants of $0.9 million and $3.3 million, respectively, which was included in continuing operations and $0.7 million was included in discontinued operations for the three months ended September 30, 2004. During the nine months ended September 30, 2005 and 2004, the Company recorded total compensation expense related to stock options granted and restricted stock grants of $0.8 million and $16.8 million, respectively, of which $1.4 million and $14.5 million, respectively, was included in continuing operations and $(0.6) million and $2.3 million, respectively, was included in discontinued operations.
The following table summarizes the non-cash compensation activity related to continuing operations for the three months ended September 30, 2005 (in thousands):

	Cost of	Sales and	General and
	Goods Sold	Marketing	Administration	Total
Amortization of deferred compensation	$701	$105	$132	$938
Forfeitures	(31)	(6)	(1)	(38)

Total non-cash compensation expense in continuing operations	$670	$99	$131	$900

The following table summarizes the non-cash compensation activity related to continuing operations for the nine months ended September 30, 2005 (in thousands):

	Cost of	Sales and	General and
	Goods Sold	Marketing	Administration	Total
Amortization of deferred compensation	$2,326	$331	$555	$3,212
Forfeitures	(1,235)	(581)	(19)	(1,835)

Total non-cash compensation expense in continuing operations	$1,091	$(250)	$536	$1,377

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, the implementation of SFAS 148 has not had an effect on the Company’s consolidated financial position or results of operations.
The Company determined its pro forma results below using the alternate fair value method as prescribed by SFAS 123. Under the fair value based method of accounting for stock-based employee compensation, the fair value of each option and restricted stock grant is estimated at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period, generally four years. Pricing model assumptions included an expected term of four years, a risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date. Had compensation cost for all stock-based compensation plans been determined consistent with SFAS 123, DDi Corp.’s net loss and net loss per share would have been as follows (in millions):

	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net loss available to common stockholders:
As reported – basic and diluted	$(28.8)	$(18.1)	$(63.0)	$(40.8)
Less: non-cash compensation expense under FAS 123, net of tax	(1.3)	(4.4)	(1.9)	(20.9)
Add: non-cash compensation expense under APB 25, net of tax	0.9	4.0	0.8	16.8

Pro Forma – basic and diluted	$(29.2)	$(18.5)	$(64.1)	$(44.9)

Net loss per share of common stock – basic and diluted:
As Reported	$(0.72)	$(0.66)	$(1.96)	$(1.50)

Pro Forma	$(0.73)	$(0.68)	$(1.99)	$(1.66)

NOTE 9. SEGMENT REPORTING
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
The following table summarizes net sales by geographic area (in thousands):

	Three Months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net sales:
North America (a)	$44,366	$45,182	$131,070	$139,075
Asia	785	1,062	3,698	3,529
Other	823	828	1,693	2,417

Total	$45,974	$47,072	$136,461	$145,021

(a)	Sales to the United States represent the majority of the sales to North America.
NOTE 10. GOODWILL AND INTANGIBLES
Goodwill relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. Identified intangible assets consist of customer relationships and backlog. Amortization related to customer relationships for the three months ended September 30, 2005 and 2004, was $1.1 million for each period and for the nine months ended September 30, 2005 and 2004, was $3.4 million for each period. Amortization related to backlog was fully expensed by the first quarter of 2004 and was reported as a component of cost of goods sold. Identifiable intangible assets consist of the following (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Customer relationships	$22,990	$(8,430)	$14,560	$22,990	$(4,981)	$18,009
Backlog	1,923	(1,923)	—	1,923	(1,923)	—

	$24,913	$(10,353)	$14,560	$24,913	$(6,904)	$18,009

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
Due to a decline in the Company’s stock price during the second quarter of 2005, a test of impairment was performed at the end of the second quarter. The analyses indicated that the book value of goodwill at June 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005.
Due to a continuing decline in the Company’s stock price during the third quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at September 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $23.5 million in the quarter ended September 30, 2005.
In the first quarter of 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. In the second quarter of 2005, the Company reduced goodwill an additional $2.3 million resulting from the removal of pre-fresh start accounting income tax contingencies.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows (in thousands):

Nine months ended
September 30,
2005
Beginning balance	$99,375
Fresh start accounting adjustments	(2,861)
Impairment charges	(54,669)

Ending balance	$41,845

NOTE 11. RESTRUCTURING
On May 3, 2005, in order to further increase operational efficiency, the Board of Directors of the Company approved plans to close the Company’s Arizona facility, which had produced mass lamination cores for four of the Company’s North American PCB plants, and to shift this work back into these PCB facilities. The Company’s Virginia facility assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility.
The Company announced the exit plan to the affected workforce on May 5, 2005, with all production activity completed by the end of that same month. As of the end of September 2005, only a minimal number of staff whom are required to facilitate the property restoration remain employed by the Company. The Company is remediating the Arizona facility and expects to complete exiting the premises before the end of the lease term (two buildings have a lease expiration date of December 31, 2005 and the third, February 28, 2006).

As a result of the Company’s decision to close the Arizona facility, the Company reviewed the assets of the Arizona facility and determined that there had been an impairment in value by this action and recorded the related charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, other consolidation associated costs such as inventory, workforce reduction, relocation and organization charges will be reported as restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when incurred. The Company has or will incur the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; tax; and other miscellaneous charges.
In May 2005, the Company also announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete. The Colorado Springs lease expires in November 2007 and is for approximately 2,400 square feet of office space at an annual cost of up to $30,000.The space has been made available in the real estate market for sublease.
A reconciliation of accrued facility consolidation costs from December 31, 2004 to September 30, 2005 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2004	$(15)	$(248)	$—	$(155)	$(418)
Arizona shutdown	(581)	(340)	(1,100)	(233)	(2,254)
Colorado closure	(86)	(6)	—	(4)	(96)
Other costs	—	—	—	(338)	(338)

	(667)	(346)	(1,100)	(575)	(2,688)

Payments	665	447	17	659	1,788

Accrued restructuring costs at September 30, 2005	$(17)	$(147)	$(1,083)	$(71)	$(1,318)

The Company expects to pay these accrued amounts through 2006.
NOTE 12. COMPREHENSIVE LOSS
SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. Comprehensive loss for DDi Corp. consists of net loss plus the effect of foreign currency translation adjustments.
NOTE 13. DISCONTINUED OPERATIONS
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
During the year ended December 31, 2004, the Company entered into an agreement that required the Company to guarantee the contingent consideration to be paid related to DDi Europe’s 2002 purchase of Kamtronics Limited. The payments were to be paid by the eXception Group Ltd (“the eXception Group”), acquirer of certain DDi Europe operating subsidiaries, through June 2006, and in the event of default, the Company guaranteed to remedy an aggregate amount not to exceed £0.3 million (approximately U.S.$0.6 million). In the first quarter 2005, the Company received notice that the eXception Group was in default of payment and the Company recorded the £0.3 million liability as a reduction to the gain on sale of DDi Europe. During the third quarter 2005, the Company entered into a settlement agreement with Kamtronics relating to the guarantee for £25,000 (approximately U.S.$50,000). As a result, the Company recorded a gain on disposal, net of settlement expenses of $0.5 million in the third quarter 2005.
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
The results of operations of the discontinued business of DDi Europe is summarized as follows:
DDi Europe Statements of Operations
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net sales	$—	$25,175	$7,873	$75,122
Cost of goods sold	—	22,887	6,843	68,852

Gross profit	—	2,288	1,030	6,270

Operating expenses:
Sales and marketing	—	1,201	126	3,763
General and administration	—	2,564	1,618	7,013
Goodwill impairment	—	7,252	—	7,252
Restructuring and other related charges	—	295	219	4,809
Reorganization expenses	—	—	—	410

Operating loss	—	(9,024)	(933)	(16,977)
Gain on disposal of DDi Europe	496	—	11,549	—
Interest expense and other expense (income), net	—	1,488	(380)	4,543

Income (loss) from discontinued operations before income taxes	496	(10,512)	10,236	(21,520)
Income tax benefit	—	230	—	650

Net income (loss) from discontinued operations	$496	$(10,282)	$10,236	$(20,870)

NOTE 14. SUBSEQUENT EVENTS
On October 21, 2005, DDi Capital exercised its option to redeem all the outstanding senior accreting notes for $18.7 million, representing the face value of the notes plus accrued and unpaid interest through October 21, 2005. In accordance with the terms of the warrants, the warrants to purchase 807,090 of the Company’s common stock were terminated on October 21, 2005 after payment was made for all the indebtedness to the holders of the senior accreting notes.
In October 2005, a holder of the Company’s Series B Preferred Stock exercised their conversion option to convert their 21,097 shares of Series B Preferred Stock which were each convertible into 16.4583 shares of common stock at a conversion price of $2.88 per share. This transaction reduces the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the Securities and Exchange Commission staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist in the implementation of FAS 123 FAS 123(R). On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 8.
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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is still evaluating the opportunity and whether or not to take advantage of this opportunity. We expect to finalize our assessment during the fiscal fourth quarter of 2005.
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
Results of Operations
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Net Sales
Net sales decreased $1.1 million (2%) to $46.0 million for the three months ended September 30, 2005, from $47.1 million for the same period in 2004. The decrease is primarily attributable to a $2.4 million reduction in the assembly operation due to lower order fulfillment. This was partially offset by a 3% increase in revenues in our PCB operations, as the result of higher demand for our quick-turn services and slight growth in our volume procurement services.
Non-Cash Compensation Expense
We have recorded non-cash compensation expense as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash compensation charges in the third quarter 2005, as compared to the comparable period in 2004, reflects the relative impact of the vesting of restricted stock and stock options and to restricted stock and option forfeitures for departed employees which occurred principally in the first quarter 2005.
Gross Profit
Gross profit for the three months ended September 30, 2005 was $6.5 million (14% of net sales) as compared to $4.3 million (9% of net sales) for the third quarter of 2004. The increase in gross profit of $2.2 million was primarily due to the decrease in non-cash compensation expense of $1.6 million and an increase in average layer price as compared to the third quarter 2004, partially offset by a decline in layers shipped.
Sales and Marketing Expenses
Total sales and marketing expenses decreased $0.1 million to $3.8 million for the third quarter 2005, from $3.9 million for the third quarter 2004. The decrease was due primarily to a $0.2 million reduction in non-cash compensation costs.
General and Administration Expenses
Total general and administration expenses decreased $0.6 million to $3.4 million for the third quarter 2005, from $4.0 million for the third quarter 2004. The decrease was due to a reduction in non-cash compensation costs.
Goodwill Impairment
Because of a decline in the Company’s stock price during the third quarter of 2005 and the early part of the fourth quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at September 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $23.5 million in the quarter ended September 30, 2005.
The Company may record additional impairments of goodwill in future periods should the Company’s market value continue to decline. The amount of such charge, if any, would be based on the future value of the Company’s common stock.
Restructuring and Reorganization Charges
For the three months ended September 30, 2005, we incurred a total of $0.2 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in the second quarter 2005. The charges related to cash exit costs which consisted of personnel-related expenses and facilities exit costs.
Net Interest Expense and Other Expense, Net
Net interest expense for the third quarter 2005 increased to $1.6 million, from $1.3 million for the third quarter 2004, primarily due to a net foreign exchange loss of $0.2 million and $0.1 million as a result of increased borrowings from our revolving credit facility which is at a higher interest rate than third quarter 2004.
Income Taxes
An income tax expense of $0.2 million was reported for the third quarter 2005, as compared to an income tax expense of $0.5 million for the third quarter 2004. The tax expense in the third quarter 2005 decreased from the tax expense in the third quarter 2004 due to a reduction in taxable income in our Canadian operation, inclusive of the impact of 2005 transfer pricing adjustments and research and development credits. In both periods, tax expense was net of changes in valuation allowances applied to U.S. deferred tax assets that would otherwise have been recorded in each period. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.
Net Loss From Discontinued Operations
We reported a loss from discontinued operations of $10.3 million for the third quarter of 2004 associated with our former European operations. We completed the disposition of those operations in the first quarter 2005. In the third quarter 2005, we recorded a credit of $0.5 million related to the settlement of an outstanding liability in an amount less than the original estimate.
Series B Preferred Stock Dividends and Accretion
In the third quarter 2005, we reported $2.0 million of Series B preferred stock dividends and accretion as compared to $1.3 million in the third quarter of 2004. Of the 2005 amount, $0.9 million represents dividends, $0.2 million represents a 1% early repayment fee, $0.8 million represents accretion of the issuance costs including $0.3 million associated with the early redemption of $40.7 million of the Series B preferred stock and the remaining $0.1 million represents accretion of the beneficial conversion feature.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Net Sales
Net sales decreased $8.5 million (6%) to $136.5 million for the nine months ended September 30, 2005, from $145.0 million for the comparable period in 2004. The decrease is attributable to a 6% reduction in PCB revenue and a 4% reduction in assembly revenue. This decline reflects a softer PCB market in the first six months of 2005 than in the first six months of 2004, with an increase in PCB revenues in the third quarter of 2005 as compared with the third quarter of 2004. Mitigating the overall decrease in net sales was slight growth in our volume procurement operation.
Non-Cash Compensation Expense
We have recorded net non-cash compensation costs as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash charges in the first nine months of 2005 results from: (i) a credit adjustment of $1.7 million recorded in the first quarter 2005 to account for forfeitures of certain unvested options and restricted stock and (ii) the impact of a short vesting period (December 12, 2003 through March 2, 2004) associated with certain restricted stock grants on the total non-cash compensation charges for the first nine months of 2004.
Gross Profit
Gross profit for the nine months ended September 30, 2005 was $20.0 million (15% of net sales) as compared to $19.8 million (14% of net sales) for the comparable period in 2004. The increase in gross profit of $0.2 million was due to the net decrease in non-cash charges of $8.1 million offset by the decline in revenues described above. The decrease in non-cash charges consists of a reduction in non-cash compensation costs and amortization of intangibles of $9.4 million, net of a restructuring-related inventory impairment of $1.3 million in 2005. The inventory impairment charge has been recorded in connection with the closure of our Arizona-based mass lamination operation. To a lesser extent, margins in the third quarter 2005 were adversely affected by operational inefficiencies associated with the closure of DDi’s Arizona division and the related absorption of its former production capabilities into the PCB divisions.
Sales and Marketing Expenses
Total sales and marketing expenses decreased $1.8 million to $10.7 million for the first nine months of 2005, from $12.5 million for the first nine months of 2004. The decrease was due principally to a $1.7 million reduction in non-cash compensation costs and a lower level of sales commissions due to lower revenue.
General and Administration Expenses
Total general and administration expenses decreased $1.1 million to $10.4 million for the first nine months of 2005, from $11.5 million for the first nine months of 2004. The decrease was principally due to a $2.8 million reduction in non-cash compensation charges, largely offset by a $1.5 million increase in professional fees, inclusive of those relating to Sarbanes-Oxley Section 404 compliance, strategic reviews of our capital structure and legal costs.
Goodwill Impairment
Due to a continuing decline in the Company’s stock price during the third quarter of 2005 and the early part of fourth quarter 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at September 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $23.5 million in the quarter ended September 30, 2005. In the first quarter of 2005, the Company reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. In the second quarter of 2005, the Company recorded a goodwill impairment charge of $31.1 million and reduced goodwill an additional $2.4 million resulting from the removal of pre-fresh start accounting income tax contingencies.
The Company may record additional impairments of goodwill in future periods should the Company’s market value continue to decline. The amount of such charge, if any, would be based on the future value of the Company’s common stock.

Restructuring and Reorganization Charges
In connection with the closure of the Arizona facility in the second quarter of 2005, the Company estimates that total charges relating to the exit activity will approximate $4.9 million, with the final amount dependent largely upon the final costs required for facility and environmental remediation. The Company believes that once the Arizona facility closure is complete and the mass lamination manufacturing activity has been integrated into the remaining PCB production facilities, that annual cost efficiencies of approximately $2 million to $3 million per year may be achieved, dependent upon the level of operational efficiency achieved. Net of restructuring charges, we do not anticipate a benefit to operating income during fiscal year 2005. Through the third quarter of 2005, we continued to experience operational inefficiencies associated with the closure of our Arizona division and the related absorption of its former production capabilities into the PCB divisions.
In May 2005, the Company also announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function to the principal corporate offices located in Anaheim, California. As of the end of the third quarter of 2005, we are essentially complete with the restructuring efforts associated with this closure.
We also incurred a total of $4.6 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in the second quarter 2005 (excluding the $1.3 million of restructuring related inventory impairment reflected in total cost of goods sold). Of this amount, $1.8 million represents non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and the remaining $2.8 million represents cash exit costs associated with the closure of that facility and of our former Colorado Corporate Support Center. The cash exit costs consist of personnel-related expenses ($0.7 million) and facilities exit costs and other costs ($2.1 million).
For the nine months ended September 30, 2004, restructuring and reorganization charges totaled $1.1 million, of which $0.8 relates to residual costs in connection with our 2003 financial restructuring and $0.3 million represents additional expense recorded in connection with various restructuring initiatives undertaken in 2003 and prior, resulting from reassessments of the ultimate cost of effecting such initiatives.
Net Interest Expense and Other Expense, Net
Net interest expense for the first nine months of 2005 decreased to $4.1 million, from $6.6 million for the first nine months of 2004. The decrease is principally due to repayment of our former senior term loans in the first quarter 2004.
Income Taxes
Income tax expense decreased to $0.8 million for the nine months ended September 30, 2005, from $2.0 million for the comparable period in 2004, resulting from a reduction in taxable income in our Canadian operation inclusive of transfer pricing adjustments and research and development credits. In both periods, tax expense was net of changes in valuation allowances applied to U.S. deferred tax assets that would otherwise have been recorded in each period. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.
Net Loss from, and Gain on Disposition of, Discontinued Operations
We reported net income from discontinued operations of $10.2 million for the first nine months of 2005, representing the net loss of $1.3 million incurred by our former European operations (“DDi Europe”) through January 31, 2005 (the effective date of disposition used for financial reporting purposes), the non-cash gain of $11.0 million on the disposition of DDi Europe and $0.5 million related to the settlement of an outstanding liability in an amount less than the original value. The non-cash gain represents DDi Corp.’s net investment in DDi Europe as of January 31, 2005, net of foreign currency translation adjustments. For the first nine months of 2004, we incurred a loss from discontinued operations of $20.9 million representing the operating losses of DDi Europe.
Series B Preferred Stock Dividends and Accretion
In the first nine months of 2005, we reported $4.6 million of Series B preferred stock dividends and accretion ($2.7 million of which represents dividends, $0.2 million represents a 1% early repayment fee, $1.3 million represents accretion of the issuance costs and $0.3 million associated with the early redemption of $40.7 million of the Series B preferred stock and the remaining $0.1 million represents accretion of the beneficial conversion feature). In the first nine months of 2004, we reported $2.7 million of Series B preferred stock dividends and accretion ($1.8 million of which represents dividends and the remaining $0.9 million represents amortization of the costs of issuing this security). The increase in expense relating to the Series B preferred stock for the first nine months of 2005 as compared to the first nine months of 2004 resulted from the issuance of this security at the end of the first quarter 2004.
Liquidity and Capital Resources
General
Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated by operations and the Dynamic Details asset-based revolving credit facility. To further strengthen our financial condition and add liquidity to our balance sheet, we raised approximately $75.0 million in gross proceeds from a rights offering to our stockholders and a related standby commitment offering with several institutions. Of the aggregate amount of gross proceeds, approximately (i) $41.4 million was used to redeem two-thirds of our outstanding Series B Preferred Stock, including accrued and unpaid dividends with respect thereto; (ii) $0.3 million was used to make the September 30, 2005 dividend payment; and (iii) approximately $18.7 million was used to redeem the DDi Capital Corp. Senior Accreting Notes due 2009 in full, together with accrued interest thereon, effective October 21, 2005. In addition, approximately $3.3 million of the aggregate gross proceeds will be used for future dividend and principal payments on our Series B Preferred Stock and approximately $11.3 million will be used for working capital, including cash expenses of the rights offering of $3.0 million.
Prior to the consummation of the rights offering and subscription of shares through the standby purchase agreement discussed above, the annual U.S. federal and state limitation for net operating losses (“NOL’s”) and other tax attributes under Sections 382 and 383 of the Internal Revenue Code was approximately $12.9 million federal and $4.8 million state. The annual limitation was a result of an ownership change that occurred in connection with our reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003. We believe that an ownership change may have occurred as a result of the rights offering and subscription of shares through the standby purchase agreement that would further limit our utilization of NOL’s, credits and/or capital loss carryovers. Information necessary to assess the potential future impact of an ownership change during the third quarter 2005 as a result of the stock transactions should become available during the fourth quarter of 2005. At present, we do not anticipate that the expected reductions in the utilization of NOL’s and other tax attributes arising from a potential ownership change in 2005 will affect our 2005 cash flows or net income (loss).
Consolidated Cash and Cash Equivalents and Available Borrowings
As of September 30, 2005, cash and cash equivalents were $31.9 million, inclusive of $3.5 million of borrowings under the revolving credit facility. Additional amounts of $11.6 million were available for borrowing under the revolving credit facility as of September 30, 2005.
Consolidated Cash Flows
Net cash provided by (used in) operating activities from continuing operations was $(0.7) million for the first nine months of 2005 and was $1.6 million for the first nine months of 2004. The net cash used in the first nine months of 2005 resulted primarily from a decrease in accrued expenses and an increase in prepaid expenses, offset by an increase in accounts payable and taxes payable and a decrease in accounts receivable and inventory. The net cash provided by operating activities the first nine months of 2004 was due to the higher level of sales and margins in that period.
Net cash provided by (used in) investing activities from continuing operations was $(8.9) million for the first nine months of 2005, compared to $4.6 million for the first nine months of 2004. The change is primarily due to an investment in fixed asset resources and restricted assets in 2005, offset by a release of restricted assets in 2004.
Net cash provided by (used in) financing activities from continuing operations for the first nine months of 2005 was $19.0 million, compared to $(3.1) million for the first nine months of 2004. The first nine months of 2005 activity resulted principally from the completion of a rights offering, partially offset by the repayment of the Series B preferred stock and net repayments on the revolving credit facility. The first nine months of 2004 activity resulted primarily from the issuances of the Series B preferred stock and common stock and borrowing on the revolving credit facility, partially offset by the repayment of long-term debt.

Current Indebtedness of the Company
Dynamic Details Asset-based Credit Facility
On March 30, 2004, Dynamic Details Incorporated and the Company’s other U.S. subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. As of September 30, 2005, the Company was able to borrow up to $15.1 million against the revolving credit facility of which $3.5 million was outstanding. The facility bears interest at LIBOR plus 4% on LIBOR loans and prime plus 3% for index rate loans. Pricing will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 3% to 4% on LIBOR loans or prime plus 2% to 3% for index rate loans. The effective interest rate at September 30, 2005 was 9.75%. The Company’s asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the Company’s subsidiaries’ ability to pay dividends to DDi Corp. without the lender’s consent. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Company was in compliance with these covenants as of September 30, 2005.
Series B Preferred Stock
On September 30, 2005, 49,227 shares of Series B-1 Preferred Stock and 379,746 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) were outstanding. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly, in cash or common stock, commencing March 31, 2005 and is subject to mandatory redemption in five years. All accrued dividends on the Series B-1 and Series B-2 Preferred Stock must be paid before any dividends are declared or paid on shares of common stock. In addition, the holders of the Series B Preferred have the option to require the Company to redeem the shares 30 months from issuance, on March 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if the common stock trades above $20.75 for 30 consecutive trading days. The redemption price is at $40.47 per share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 10 million shares of common stock in the aggregate for such redemption payments. Shares of the Company’s common stock, or common stock, issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
Each share of Series B Preferred Stock was initially convertible into four shares of common stock at any time at a conversion price of $11.85 per share, subject to certain anti-dilution adjustments. As a result of the commencement of the rights offering in August 2005 and the related issuance of warrants to the standby purchasers in September 2005, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 16.4583 shares of common stock at a conversion price of $2.88 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock. This beneficial conversion feature has been initially recorded as a reduction to the carrying value of the Series B Preferred Stock and an increase to additional paid-in-capital of $20.3 million, net of the remaining debt issuance costs of $0.6 million, and will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings available to common stockholders.
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
On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.9 million, for dividends accrued and payable as of June 30, 2005 pursuant to the Certificate of Designation of the Company’s Series B Preferred Stock. The dividend payment was made in cash in the June 2005. On August 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.3 million, for dividends accrued and payable as of September 30, 2005 pursuant to the Certificate of Designation of the Company’s Series B Preferred Stock. The dividend payment was made in cash in the September 2005.
In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends and a 1% early repayment fee. As a result of the redemption, the Company amortized $0.3 million of issuance costs related to the 857,944 shares redeemed.
Contractual Cash Obligations and Commercial Commitments
The following table shows our contractual cash obligations and commercial commitments as of September 30, 2005:
Payments Due by Period
(in millions)

	For the Three
	Months Ending
	December 31,	Year Ending December 31,
Commitments	2005	2006	2007	2008	2009	2010	Thereafter	Total
DDi Capital Accreting Notes (1)	$18.4	$—	$—	$—	$—	$—	$—	$18.4
Interest – Capital Accreting Notes	0.3	—	—	—	—	—	—	0.3
Series B mandatorily redeemable preferred stock (2)
- Series B	—	20.3	—	—	—	—	—	20.3
- Dividends	0.3	0.9	—	—	—	—	—	1.2
Capital Lease Obligations	0.3	—	—	—	—	—	—	0.3
Note payable	—	0.3	—	—	—	—	—	0.3
Operating Leases	1.5	5.0	3.9	3.3	2.8	2.0	1.4	19.9

Total Commitments	$20.8	$26.5	$3.9	$3.3	$2.8	$2.0	$1.4	$60.7

(1)	On October 21, 2005, the Company redeemed all the outstanding DDi Capital Accreting Notes together with accrued interest prior to maturity.

(2)	The Series B preferred stock is due to be repaid no later than March 30, 2009. Holders have the option to require the Company to redeem the shares on September 30, 2006, 30 months from issuance. In addition, the Company has the right to redeem the shares earlier under certain circumstances. This presentation assumes that the holders of the Series B preferred stock will exercise their option to require the Company to redeem the shares. To the extent shares of Series B preferred stock are not redeemed prior to maturity, interest shall accrue on the notes at 6% per annum on any unredeemed shares until maturity in 2009. Both the redemption amounts and the 6% dividends may be paid in shares of common stock, or in cash, at the election of the Company. Shares of common stock available to be utilized for redemption are limited to 10 million shares. As a result of the rights offering, the carrying value of the Series B Preferred Stock was recorded to additional paid-in-capital as a beneficial conversion feature (see Note 6 to the Condensed Consolidated Financial Statements).
Factors That May Affect Future Results
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

We are not in compliance with the minimum bid price requirement of the Nasdaq National Market. We may consequently be required to implement a reverse stock split in the future. This may increase volatility in the trading of our stock. If our common stock is delisted from The Nasdaq National Market, it could further depress our stock price and make it more difficult for us to raise capital.
Our common stock is currently listed on The Nasdaq National Market. To maintain this listing, we must satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for our common stock of $1.00 per share or more. On October 7, 2005, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that its common stock is subject to potential delisting from The Nasdaq National Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for a period of 30 consecutive business days prior to October 7, 2005. The notice further provides that in accordance with Nasdaq rules the Company will be provided 180 calendar days, or until April 5, 2006, to regain compliance. If the Company cannot demonstrate compliance with the Rule by April 5, 2006, the Nasdaq Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to delist its securities to a Listing Qualifications Panel. Alternatively, the Company may consider applying to transfer its securities to The Nasdaq Capital Market (formerly, The Nasdaq SmallCap Market) if it satisfies the requirements for initial inclusion on the Nasdaq Capital Market. If its application is approved, the Company will be afforded the remainder of that market’s second 180 calendar day compliance period in order to regain compliance with the above-referenced $1.00 per share minimum bid listing requirement.
The Company’s management and board of directors are considering alternatives to address compliance with the $1.00 per share minimum bid price continued listing requirement, which may include effecting a reverse stock split on or before February 5, 2006 by a ratio of not less than one-for-three and not more than one-for-seven (with the exact ratio to be set at a whole number within this range by the Board of Directors in its discretion), previously approved by the Company’s stockholders on August 5, 2005. Should we implement a reverse stock split, the number of our shares being traded will be reduced and volatility in the trading of our stock may increase. Further, there are no assurances that a reverse stock split will ensure compliance with the minimum bid price requirement. There are also no assurances that our stock price after a reverse stock split will be above $1.00 per share for ten consecutive trading days to remedy the minimum bid price deficiency. If we were to lose our Nasdaq National Market status, and we were unable to meet the requirements to list our shares of common stock on The Nasdaq Capital Market, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws. In addition, under the terms of our Series B Preferred Stock, we are precluded from using Common Stock to pay dividends or to redeem the Series B Preferred Stock until we regain compliance with the Nasdaq continued listing requirements.
The holders of our Series B Preferred Stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the redemption price and dividends on the preferred stock may increase.
As of September 30, 2005, we have 428,973 shares of Series B Preferred Stock outstanding. At the option of the holders of the Series B Preferred Stock, we are required to redeem the outstanding shares of Series B Preferred Stock on September 30, 2006 or earlier upon a change of control, certain events of default, or other specified occurrences. We have the option to make redemption payments in either cash or common stock (up to a maximum of 10 million shares, unless the holders otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. Due to our receipt of a notice from the Listing Qualifications Department of the Nasdaq Stock Market of a potential de-listing, we currently would be required to make any redemption payments in cash. If the holders of the Series B Preferred Stock exercise their right to require us to redeem the Series B Preferred Stock and we are not permitted to pay the redemption price in shares of common stock or have insufficient common stock available to pay the redemption price in full because of the 10 million share limit, we may not have enough funds to pay the redemption price in cash for all tendered shares of Series B Preferred Stock. If we are unable to redeem all of the Series B Preferred Stock submitted for redemption, (a) we must redeem a pro rata amount from each holder of the Series B Preferred Stock, (b) the redemption price for any shares not redeemed as required would increase to 108% of the stated value of the Preferred Stock plus accrued dividends; (c) in addition to any dividends required to be paid on the Series B Preferred Stock, the unpaid portion of the redemption price would accrue interest at the rate of 8.0% per annum, payable monthly in cash; and (d) the holders of the Series B Preferred Stock holding in the aggregate at least a majority in interest of the then outstanding Series B Preferred Stock, would have the right to demand a stockholders’ meeting and, at such meeting the holders of the Series B Preferred Stock would have the right to elect an additional director to the Board of Directors.

If we default on covenants under the Certificate of Designation for our Series B Preferred Stock, the Series B Holders would have the right to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock.
The Certificate of Designation for the Series B Preferred Stock, contains a number of covenants with which the Company must comply, including a covenant that requires the Company to maintain an effective registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock, subject to certain allowable suspension periods. If the registration statement is not effective for a period of time in excess of the allowable suspension periods, or we fail to comply with any other covenant under the Certificate of Designation, such failure would amount to a default under the Certificate of Designation which, among other things, would entitle the Series B Holders to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock ($20.3 million) plus accrued dividends.
Holders of our Series B Preferred Stock have the right to convert their preferred stock into common stock and to receive dividends payable in common stock causing substantial dilution to common shareholders.
The holders of our Series B Preferred Stock have the right to convert the principal amount of their shares into Common Stock. In addition, we have the option of paying the redemption price for and dividends on the Series B Preferred Stock in shares of common stock. Shares issued as dividends or redemption payments are issued at a 5% discount to the market price at the time of the payment. The holders of our Series B Preferred Stock have anti-dilution protections. The conversion price for the Series B Preferred Stock is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price (currently $2.88), then (with certain exceptions, including the issuance of common stock as payment of dividends or redemption payments on the Series B Preferred Stock) the conversion price for the Series B Preferred Stock will automatically be decreased, allowing the holders of the Series B Preferred Stock to receive additional shares of common stock upon conversion. The issuance of additional shares of Common Stock pursuant to the terms of the Series B Preferred Stock could cause possibly substantial dilution to our common stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
Looking ahead at long-term needs, we may need to raise additional funds for the following purposes:
•	to fund our operations beyond September 30, 2006;

•	to fund redemption of Series B Preferred Stock on September 30, 2006;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.
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
Although we have a large number of customers, net sales to our thirty largest customers accounted for approximately 53% of our net sales for the nine months ended September 30, 2005. Net sales to our ten largest customers accounted for approximately 36% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. We cannot assure you that significant customers will order services from us in the future or that they will not reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.
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
Certain of our current and former officers and directors have been named as defendants in securities class action lawsuit. Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. Our director and officer’s liability insurance coverage for this matter has a $2.5 million deductible and we are incurring all defense costs until the deductible is met. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to this class action lawsuit, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, this lawsuit could divert management attention from our day-to-day operations, which could have a material adverse effect on our business.
We depend on our key personnel and may have difficulty attracting and retaining skilled employees.
Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Mikel Williams, our President and Chief Executive Officer. None of our key employees has entered into an employment agreement or other similar arrangement. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

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
As of November 2, 2005, the Company had 127,890,122 shares of common stock outstanding. In addition, an additional 25,474,305 shares of Common Stock may be issued pursuant to currently outstanding stock options, warrants and convertible securities.
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
As of September 30, 2005, 2,117,318 shares of Common Stock are reserved for issuance pursuant to outstanding options granted under our 2003 Management Equity Incentive Plan. We recently adopted, with stockholder approval the DDi Corp. 2005 Equity Incentive Plan (the “2005 Plan”), which has 15,000,000 shares that are available for grant. As of the September 30, 2005, 127,255,401 shares of Common Stock were issued and outstanding. In addition, 500,000 shares of Common Stock are reserved for issuance, and 100,000 shares are available for future issuance, to non-employee directors of the Company under the Company’s 2003 Directors Equity Incentive Plan. We have also reserved as of September 30, 2005, 7,060,164 shares of common stock for issuance upon the conversion of outstanding shares of the Series B Preferred Stock. The issuance of shares of common stock pursuant to any of the foregoing agreements or transactions or under other plans or transactions in the future, will have a dilutive effect on our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The asset-based revolving credit facility bears interest at a floating rate, while the DDI Capital senior accreting notes, which were repaid in full on October 21, 2005, bear interest at fixed rates.
The interest rate for the revolving credit facility at September 30, 2005 was prime plus 3% for index rate loans. On a going-forward basis, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 3 to 4% on LIBOR loans or prime plus 2 to 3% for index rate loans. As of September 30, 2005, one-month LIBOR was 3.86% and prime rate was 6.75%. If one-month LIBOR or prime rate increased by 10% to 4.25% or 7.43%, respectively, cash interest expense related to the revolving credit facility would increase by less than or approximate $0.1 million based on the expected usage of the revolving credit facility. The overall effective cash interest rate based on prime plus 3% for index rate loans as of September 30, 2005, was 9.75%.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 for a summary of the Company’s previously reported legal proceedings previously reported. Since the date of the Company’s Quarterly Reports on Form 10-Q for the period ended June 30, 2005, there have been no material developments in previously reported legal proceedings, except as set forth below.
In In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx), the plaintiffs filed a notice on August 4, 2005 that the Second Amended Complaint remains the operative complaint in the case. On September 21, 2005, the multiple defendant groups filed their respective Answers to the operative complaint.
Item 4. Submission of Matters to a Vote of Security Holders
A Special Meeting in lieu of the Annual Meeting of the Stockholders of DDi Corp. was held on August 5, 2005 for the purpose of (a) electing seven directors to the Board of Directors; (b) voting on a proposal to approve (i) a $75 million Rights Offering of the Company’s common stock. (ii) a related Standby Securities Purchase Agreement and Registration Right Agreement and the issuance of shares of the Company’s common stock; (c) voting on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock which the Company would have authority to issue from 75,000,000 to 190,000,000 shares; (d) voting on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of preferred stock which the Company would have authority to issue from 5,000,000 to 10,000,000 shares; (e) voting on a proposal to amend Section 5 of the Company’s Certificate of Designation setting forth rights, preferences and privileges of the Company’s Series B Preferred Stock to modify the redemption and change of control provisions of the Series B Preferred Stock; (f) voting on a proposal to amend the Company’s Amended and Restated Certificate of Incorporation which will effect a reverse stock split of the Company’s outstanding Common Stock by a ratio of not less than one-for-three and not more than one-for-seven; (g) voting on a proposal to approve the DDi Corp. 2005 Stock Incentive Plan; and (h) voting on a proposal to ratify the appointment of PricewaterhouseCoopersLLp as the Company’s independent registered public accounting firm.
Robert J. Amman, Robert Guezuraga, Jay B. Hunt, Andrew E. Lietz, Bruce D. McMaster, Steven C. Schlepp and Carl Vertuca, Jr. were elected to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.
The tabulation of votes cast for the election of Messrs. Amman, Guezarage, Hunt, Lietz, McMaster, Schlepp and Vertuca was as follows:

	Votes For	Votes Withheld
Robert J. Amman	30,360,242	422,200
Robert Guezuraga	30,547,076	235,366
Jay B. Hunt	30,185,341	597,101
Andrew E. Lietz	30,546,541	235,901
Bruce D. McMaster	30,275,918	506,524
Steven C. Schlepp	30,360,417	422,025
Carl Vertuca, Jr.	30,719,752	62,690
The proposal to approve (i) a $75 million Rights Offering of the Company’s Common Stock; (ii) a related Standby Securities Purchase Agreement and Registration Right Agreement and the issuance of shares of the our common stock, was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,803,719	111,850	4,707	8,862,166
The proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock which the Company would have authority to issue from 75,000,000 to 190,000,000 shares was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,672,609	243,460	4,707	8,862,166
The proposal to admen the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of preferred stock which the Company would have authority to issue from 5,000,000 to 10,000,000 shares was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,060,360	4,602,542	257,374	8,862,166
The proposal to amend Section 5 of the Company’s Certificate of Designation setting forth rights, preferences and privileges of the Company’s Series B Preferred Stock to modify the redemption and change of control provisions of the Series B Preferred Stock was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,516,289	64,126	339,861	8,862,166
The proposal to amend the Company’s Amended and Restated Certificate of Incorporation which will effect a reverse stock split of the Company’s outstanding Common Stock by a ratio of not less than one-for-three and not more than one-for-seven was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
27,757,349	1,177,163	1,847,930	1
The proposal to approve the DDi Corp. 2005 Stock Incentive Plan was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,634,707	6,971,285	2,314,284	8,862,166
The proposal to ratify the appointment of PricewaterhouseCoopersLLP as the Company’s independent registered public accounting firm was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
28,489,018	7,367	2,286,056	1

Item 6. Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2003).

3.2	Certificate of Designation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2003).

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 7, 2004).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 10, 2005).

3.5	Amended and Restated Bylaws of DDi Corp. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005).

10.1	DDi Corp. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 10, 2005).

10.2	Common Stock Purchase Warrant dated September 21, 2005, with schedule of parties attached (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

10.3	Registration Rights Agreement dated September 21, 2005 (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

10.4	Amendment No. 1 to Standby Securities Purchase Agreement dated September 21, 2005 (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 8, 2005	DDi CORP.

	By:	/s/ MIKEL H. WILLIAMS

Mikel H. Williams
Senior Vice President, Chief Financial Officer
(Authorized Signatory and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2003).

3.2	Certificate of Designation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2003).

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 7, 2004).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 10, 2005).

3.5	Amended and Restated Bylaws of DDi Corp. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005).

10.1	DDi Corp. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 10, 2005).

10.2	Common Stock Purchase Warrant dated September 21, 2005, with schedule of parties attached (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

10.3	Registration Rights Agreement dated September 21, 2005 (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

10.4	Amendment No. 1 to Standby Securities Purchase Agreement dated September 21, 2005 (incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2005).

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.