Form 10-K
period 2005-12-31
DDI CORP
filed 2006-03-16
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-30241

DDi CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1220 Simon Circle, Anaheim, California	92806 (Zip Code)
(Address of principal executive offices)
(714) 688-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑ No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $53,440,677 (computed using the closing price of $13.79 per share of Common Stock (as adjusted for the February 3, 2006 reverse stock split) on June 30, 2005, as reported by the Nasdaq Stock Market).
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑     No ☐
      As of February 28, 2006, DDi Corp. had 18,297,527 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-K

      You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” DDi and “DDi Corp.” refer specifically to DDi Corp. and its consolidated subsidiaries.
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
      In addition to the factors and other matters discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for DDi or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•	changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry;

•	increased competition;

•	increased costs;

•	our ability to retain key members of management;

•	our ability to address changes to environmental laws and regulations;

•	adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

•	other factors identified from time to time in our filings with the Securities and Exchange Commission.
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
Overview
      We provide time-critical, technologically advanced printed circuit board (“PCB”) engineering and manufacturing, and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis — with lead times as short as 24 hours. We have approximately 1,100 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and an average of 40 to 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and highly scalable manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.
      From 2000 through 2002, we acquired several companies and facilities in Europe, which we operated under DDi Europe Limited, a wholly-owned subsidiary of DDi Corp. On February 9, 2005, we announced the discontinuation of our European business and the placement of DDi Europe into administration. Our Board of Directors had concluded that the valuation of DDi Europe did not justify any further investment in support of our European subsidiaries. We subsequently announced we were unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi Europe credit facilities. As a result, our financial statements reflect DDi Europe as a discontinued operation. The disposition of DDi Europe was completed in the first quarter of 2005. All references to operating results and statistical information reflect the operations of DDi Corp. and its subsidiaries, excluding DDi Europe.
      On May 3, 2005, in order to increase operational efficiency, our Board of Directors approved plans to close the Arizona facility, which had produced mass lamination cores for four of our North American PCB plants, and to shift this work back into these PCB facilities. The Virginia facility assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. The integration of the work was effectively completed by the end of the third quarter of 2005, and the closure of the Arizona facility will be completed in the first half of 2006.
      In May 2005, we also announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function to the corporate offices located in Anaheim, California. This restructuring was essentially completed by the end of the second quarter of 2005. The Colorado Springs lease expires in November 2007 and is for approximately 2,400 square feet of office space at an annual cost of up to $30,000. The space has been made available in the real estate market for sublease.
      DDi Corp.’s predecessor corporation was incorporated in California in 1978. In April 2000, in conjunction with DDi Corp.’s initial public offering, DDi Corp. was reincorporated in Delaware. We operate in one reportable business segment through our primary operating subsidiary, Dynamic Details, Incorporated (“Dynamic Details”).
      On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Industry Background
      Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and demand highly complex and sophisticated manufacturing capabilities. By contrast, printed circuit boards, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing capability requirements.
      We see several significant trends within the printed circuit board manufacturing industry, including:

•	Increasing customer demand for quick-turn production and integrated solutions. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers to develop new products in shorter periods of time. In response to these pressures, original equipment manufacturers look to printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing and assembly services to reduce time to market.

•	Increasing complexity of electronic equipment. Original equipment manufacturers are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, original equipment manufacturers rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.
      Henderson Ventures, an independent market research firm, estimated that the global market for printed circuit boards was $40.7 billion in 2005, with North American rigid printed circuit boards representing approximately $3.8 billion of that total. Henderson estimates that the North American rigid circuit board market is expected to be relatively flat through 2009, though growth in higher technology segments is expected.
The DDi Customer Solution
      Our customer solution combines reliable, time-critical, industry-leading engineering expertise and advanced process and manufacturing technologies. We play an integral role in our customers’ product development and manufacturing strategies. We believe our core strengths in the engineering, test and launch phases of new electronic product development provide a competitive advantage in delivering our services to customers in industries characterized by significant research and development, rapid product introduction cycles and demand for time-critical services.
      Our customers benefit from the following:

•	Customized Engineering Solutions. We are actively involved in the early stages of our customers’ product development cycles. This positions us at the leading edge of technical innovation in the engineering of complex printed circuit boards. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs.

•	Advanced Manufacturing Technologies. We maintain committed to manufacturing process improvements and focus on enhancing existing capabilities as well as developing new technologies. We are consistently among the first to adopt advances in printed circuit board manufacturing technology. For example, we believe that we were the first, and remain one of only a few, printed circuit board manufacturers in North America to manufacture printed circuits boards utilizing stacked microvia, or SMVtm Technology. We believe we continue to lead the domestic industry in advancing this technology.

•	Time-Critical Services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, printed circuit board engineering, manufacturing and other value-added services. Our engineering, fabrication, assembly and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Approximately 50% of our net printed circuit board sales in 2005 were generated from services delivered in 10 days or less, and we fill some of our customers’ orders in as little as 24 hours.
Our Strategy
      Our goal is to be the leading provider of technologically advanced, time-critical printed circuit board engineering, manufacturing and other value-added services. To achieve this goal, we intend to:
      Focus on engineering services and support for high technology and complex printed circuit boards. We focus on leading edge engineering, high technology and complex printed circuit boards because we believe it provides us a competitive advantage. This also enables us to better anticipate and serve our customers’ needs. We are able to work with our customers to provide innovative and high performance solutions.
      Maintain our technology leadership. We continually accumulate new technology and engineering expertise as we work closely with our broad customer base in the introduction of their new products. We believe this expertise and ability position us as an industry leader in providing technologically advanced, time-critical services.
      Focus on time-critical services. We focus on the quick-turn segment of the printed circuit board industry. We target the time-critical services market because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics over the past 5 years for time-critical services have been more stable than those of the volume production market and that these services are more resistant to pricing pressure and commoditization.
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
Our Services

Printed Circuit Board Engineering Support and Quick-turn Fabrication

•	Prototype Fabrication Services. We engineer and manufacture highly complex, technologically advanced multi-layer printed circuit board prototypes on a quick-turn basis. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

•	Pre-production and Production Fabrication Services. We offer quick-turn pre-production fabrication services to our customers when they introduce products to the market and require larger quantities of printed circuit boards in a short period of time. Our pre-production services typically include manufacturing 500 to 5,000 printed circuit boards per order with delivery times ranging generally from 2 days to 20 days, or, in some cases, longer delivery times.
      For the years ended December 31, 2004 and 2005, quick-turn orders, defined as orders with delivery requirements of 10 days or less, represented approximately 50% of our net printed circuit board sales.

Value-Added Services

•	Assembly Services. We complement our quick-turn printed circuit board fabrication business with time-critical printed circuit board assembly services. Our specialty is in assembling high technology and complex boards that have stringent quality and performance requirements. We also build, configure and test electronic products and assemblies. These services provide value to our customers by accelerating their new products’ time to market.

•	Transition Services. We provide our customers with a seamless transition to volume printed circuit board manufacturing capabilities located in Asia. Our suppliers have been carefully selected based upon their technology and manufacturing capabilities, and we offer a full range of capabilities to complement our North America prototyping and low volume facilities. In addition to managing the off-shore sourcing process, we provide the engineering support required to ensure the final product meets the customer expectation for quality and performance.
Manufacturing Technologies and Processes
      The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including accurate dry film imaging, photoimageable soldermask processing, computer numeric controlled (CNC) mechanical drilling and routing, precision laser drilling, automated plating and process controls and achievement of controlled impedance.
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
      We use a number of advanced technologies which allows us to manufacture complex printed circuit boards with increased functionality and quality, including the following:

•	Laser Direct Imaging (“LDI”). LDI is a process that allows us to process high-density products by direct writing onto photoresist with a high-precision laser technology. LDI is a high-resolution tool that is capable of imaging 0.001 inches/0.001 inches line/space and also gives us the ability to image solder mask especially where tolerances are tightly defined.

•	Blind or Buried Vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias, and may require fewer layers.

•	Laser Drilling Microvias. We have a variety of Laser Technology to offer (UV, UV/ CO2 & CO2) that is very well suited to laser drill to any customer driven application. Microvias are small vias with diameters generally between 0.003 and 0.008 inches after laser drilling. The fabrication of printed circuit boards with microvias requires specialized equipment and highly skilled process knowledge. These tools are also capable of solder mask ablation and precision milling. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a smaller given surface area. These products can be delivered in as little as 3 days.

•	Stacked Microvias (SMV tm). Stacked microvias are microvias filled with solid copper that can be stacked, connecting as many as six layers sequentially on each side of a center buried via core. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMVtm technology provides solutions for next generation technologies that include high Input/ Output count, 0.65mm, 0.50mm, 0.40mm and 0.25mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a standard microvia that is limited to 1 or 2 layer deep routing. We believe that we remain one of only a few printed circuit board manufacturers that currently offers fabrication of printed circuit boards utilizing SMVtm Technology.

•	Buried passives. Buried passive technology involves embedding the capacitor and resistor elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board, leaving more surface area for active components. We have offered buried resistor products since the early 1990’s. This technology is used in the high speed interconnect space as well as single chip or multichip modules, memory and high speed switches. This process is used to eliminate surface mount resistors and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitance layers since the mid 1990’s. The buried capacitance layers are currently used mostly as a noise reduction method.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on a customer required order. We are able to provide 0.002 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1. We are currently developing a solution to provide a 20:1 aspect ratio technology.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.001 inches up to 0.062 inches.

•	Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost reduced package. We currently use 48 different materials and have added “Green” or Halogen-free materials and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration.

      We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9002 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MILPRF-55110 and MILPRF-31032 certified, which require us to meet certain military standards related to production and quality control.

Our Customers and Markets
      We have one of the broadest customer bases in the printed circuit board industry. We measure customers as those companies that have placed at least one order with us in the preceding 6-month period. As of December 31, 2005, we had over 1,100 customers, comprised of original equipment manufacturers and electronics manufacturing services providers representing a wide range of end-user markets. These end markets consist of leading communications and networking, medical, test and industrial instruments, high-end computing, and military and aerospace equipment markets. During 2005, sales to our largest customer accounted for less than 8% of our net sales. During 2004 and 2005, sales to our ten largest customers accounted for approximately 35% and 36% of our net sales, respectively.
      We sell to original equipment manufacturers both directly and through electronic manufacturing service companies. The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended
	December 31,

End Markets(1)(2)	2003	2004	2005

Communications/ Networking	37%	41%	43%
Medical/ Test/ Industrial	18	21	21
High-end Computing	26	22	22
Military/ Aerospace	9	6	6
Other	10	10	8

Total	100%	100%	100%

(1)	Sales to electronic manufacturing services providers are classified by the end markets of their customers.

(2)	Statistical information for all periods presented have been reclassified to exclude results of DDi Europe.
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
      We market our development and manufacturing services through an internal sales force. In addition, approximately 30% of our net sales in 2005 were generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards.
Research and Development
      We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies and integrating them across all of our facilities. Our close involvement with our customers in the early stages of their product development positions us at the leading edge of technical innovation in the design and manufacture of quick-turn and complex printed circuit boards. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues and to align our technology roadmap with that of our turn key customers. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as a part of costs of goods sold.
Patents and Other Intellectual Property
      Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and do not believe that the patents are critical to protecting our core intellectual property. We believe our business depends instead on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. In support of our research and development, we regularly enter into joint technology development agreements with certain of our suppliers to develop our processes. Typically we maintain exclusive rights to use such processes for a period of time in our field. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes.
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
Competition
      Our principal competitors include Merix Corporation, TTM Technologies, Tyco, Sanmina, as well as, a number of smaller private companies. The barriers to entry in the quick-turn segment of the printed circuit board industry are considerable. In order to compete effectively in this segment, companies must have a large customer base, a large staff of sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.
      We believe we compete favorably based on the following factors:

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	engineering and design services to compliment the manufacturing process;

•	additional available manufacturing capacity without material additional capital expenditures;

•	consistent high-quality product; and

•	outstanding customer service.

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
Employees
      As of December 31, 2005, we had approximately 1,400 employees, none of whom are represented by unions. Of these employees, approximately 73% were involved in manufacturing, 7% were involved in engineering, 14% were involved in administration and other capacities and approximately 6% were involved in sales. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.
Available Information
      Our Internet address is www.ddiglobal.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
Item 1A.     Risk Factors.
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

The holders of our Series B Preferred Stock may demand that we redeem the preferred stock. If we are unable to comply with that demand, the redemption price and dividends on the preferred stock may increase.
      As of December 31, 2005, we had 407,876 shares of Series B Preferred Stock outstanding. At the option of the holders of the Series B Preferred Stock, we are required to redeem the preferred shares on September 30, 2006 or earlier upon a change of control, certain events of default, or other specified occurrences. We have the option to make redemption payments in either cash or our common stock (up to a maximum of 1,428,571 shares, unless the holders of the Series B Preferred Stock otherwise agree), except in the event of a default or certain other occurrences when the redemption payments must be made in cash. If the holders of the Series B Preferred Stock exercise their right to require us to redeem the Series B Preferred Stock and we are not permitted to pay the redemption price in shares of common stock or have insufficient common stock available to pay the redemption price in full because of the 1,428,571 share limit, we may not have enough funds to pay the redemption price in cash for all tendered shares of Series B Preferred Stock. If we are unable to redeem all of the Series B Preferred Stock submitted for redemption, (a) we must redeem a pro rata amount from each holder of the Series B Preferred Stock, (b) the redemption price for any shares not redeemed as required would increase to 108% of the stated value of the Preferred Stock plus accrued dividends; (c) in addition to any dividends required to be paid on the Series B Preferred Stock, the unpaid portion of the redemption price would accrue interest at the rate of 8.0% per annum, payable monthly in cash; and (d) the holders of the Series B Preferred Stock holding in the aggregate at least a majority in interest of the then outstanding Series B Preferred Stock, would have the right to demand a stockholders’ meeting and, at such meeting the holders of the Series B Preferred Stock would have the right to elect an additional director to the Board of Directors.
If we default on covenants under the Certificate of Designation for our Series B Preferred Stock, the Series B Holders would have the right to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock.
      The Certificate of Designation for the Series B Preferred Stock contains a number of covenants with which the Company must comply, including a covenant that requires the Company to maintain an effective registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock, subject to certain allowable suspension periods. If the registration statement is not effective for a period of time in excess of the allowable suspension periods, or we fail to comply with any other covenant under the Certificate of Designation, such failure would amount to a default under the Certificate of Designation which, among other things, would entitle the Series B Holders to accelerate and to obtain immediate repayment of the entire stated value of the Series B Preferred Stock ($19.3 million) plus accrued dividends.
Holders of our Series B Preferred Stock have the right to convert their preferred stock into shares of the Company’s common stock and to receive dividends payable in the Company’s common stock causing substantial dilution to common shareholders.
      The holders of our Series B Preferred Stock have the right to convert the principal amount of their shares into shares of our common stock. In addition, we have the option of paying the redemption price for and dividends on the Series B Preferred Stock in shares of the Company’s common stock. Shares issued as dividends or redemption payments are issued at a 5% discount to the market price at the time of the payment. The holders of our Series B Preferred Stock have anti-dilution protections. The conversion price for the Series B Preferred Stock is subject to weighted average antidilution provisions whereby, if we issue shares in the future for consideration below the existing conversion price (currently $20.16), then (with certain exceptions, including the issuance of common stock as payment of dividends or redemption payments on the Series B Preferred Stock) the conversion price for the Series B Preferred stock will automatically be decreased, allowing the holders of the Series B Preferred Stock to receive additional shares of the Company’s common stock upon conversion. The issuance of additional shares of Common Stock pursuant to the terms of the Series B Preferred Stock could possibly cause substantial dilution to our common stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
      Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2006;

•	to fund redemption of Series B Preferred Stock on September 30, 2006;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.
      If such funds are not available when required or on acceptable terms, our business and financial results could suffer.
We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.
      In addition to the approximately 18,297,527 shares of our common stock that currently are outstanding, we may issue additional shares of common stock in the following scenarios:

•	approximately 1,165,000 shares of our common stock may be required to be issued pursuant to our issued and outstanding stock options;

•	approximately 2,302,000 shares of our common stock may be issued in connection with the exercise of warrants that were issued to the standby purchasers in connection with the 2005 rights offerings to our stockholders;

•	1,344,000 shares of our common stock may be issued pursuant to our 2005 Stock Incentive Plan;

•	up to 1,217,000 shares of our common stock may be issued in connection with the redemption of our Series B Preferred Stock;

•	a significant number of additional shares of our common stock may be issued for financing, the payment of dividends or other purposes.
      A large issuance of shares of our common stock in any or all of the above scenarios will decrease the ownership percentage of current outstanding stockholders and will likely result in a decrease in the market price of our common stock. Any large issuance may also result in a change in control of DDi.
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
      The terms of our indebtedness restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, our Dynamic Details subsidiary is also required to maintain specified financial ratios and satisfy certain financial condition tests. Our subsidiary’s ability to meet those financial ratios and tests can be affected by events beyond our subsidiary’s control, and there can be no assurance that they will meet those tests. Substantially all our assets and our subsidiaries’ assets are pledged as security under our senior credit facility.
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
      In addition, the printed circuit board engineering and manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. It is possible that we will not effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. It is possible that we will not be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.
Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.
      Effective mid-2006 the Company’s customers that provide products to the European Union must be in compliance with the Restriction of Hazardous Substances Directive, or RoHS Directive, the European legislation that restricts the use of a number of substances, including lead. We believe that our products are compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations. In addition, these requirements may render some of our raw materials and inventory obsolete, as well as potentially increase the pricing for raw materials. Also, because most existing assembly processes utilize a tin-lead alloy as a soldering material in the manufacturing process, the RoHS Directive may require new soldering equipment and processes. The products that we manufacture that comply with the new regulatory standards or are assembled through RoHS-compliant assembly processes may not perform as well as our current products. If we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline and warranty costs could increase, which could materially adversely affect our business, financial condition and results of operations.

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
      Although we have a large number of customers, net sales to our thirty largest customers accounted for approximately 52% of our net sales in 2005. Net sales to our ten largest customers accounted for approximately 36% of our net sales during the same period. We may depend upon a core group of customers for a material percentage of our net sales in the future. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. It is possible that significant customers will not order services from us in the future or they may reduce or delay the amount of services ordered. Any reduction or delay in orders could negatively impact our revenues. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations would be adversely affected.
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

If Asian-based production capabilities increase in sophistication, we may lose market share, and our gross margins may be adversely affected by increased pricing pressure.
      Price competition from printed circuit board manufacturers based in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count and higher technology printed circuit boards. In the future, competitors in Asia may be able to effectively compete in our higher technology markets, which may force us to lower our prices, reducing our gross margins or decreasing our net sales.
Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.
      Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Defects in our products could result in financial or other damages to our customers. Our sales terms and conditions generally contain provisions designed to limit our exposure to product liability and related claims; however, competing terms and provisions of our customers or existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability claims made against us, even if unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.
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
      We may become involved in litigation in the future to protect our intellectual property or in defense of allegations that we infringe others’ intellectual property rights. These claims and any resulting litigation could subject us to significant liability for damages and invalidate our property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

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
      Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive

Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Over the years, environmental laws have become, and may in the future become, more stringent, imposing greater compliance costs on us. In addition, because we are a generator of hazardous wastes and our sites may become contaminated, we may be subject to potential financial liability for costs associated with an investigation and any remediation of such sites. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solutions containing palladium, waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment.
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
Several of our former officers and directors are named defendants in a securities class action complaint which could divert management attention and result in substantial indemnification costs.
      Certain of our former officers and directors have been named as defendants in a number of class action and related lawsuits. See “Business — Legal Proceedings.” Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. For the period in which the claims were asserted, we had in place director’s and officer’s liability insurance policies. We are unable to estimate what our indemnification liability in these matters may be. If our director’s and officer’s liability insurance policies do not adequately cover our expenses related to those class action lawsuits, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition, cash flows or results of operations. In addition, these lawsuits could divert management attention from our day to day operations, which could have a material adverse effect on our business.
We depend on our key personnel and may have difficulty attracting and retaining skilled employees.
      Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Mikel H. Williams, our President and Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.
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
Item 1B.     Unresolved Staff Comments.
      None.
Item 1C.     Executive Officers of the Registrant
      The following table sets forth the executive officers of DDi Corp., their ages as of February 24, 2006, and the positions currently held by each person:

Name	Age	Office

Mikel H. Williams	49	President, Chief Executive Officer, Chief Financial Officer and Director
Bradley Tesch	45	Chief Operations Officer
Diane Brundage	54	Senior Vice President, Sales
      Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.
      Mikel H. Williams has served as President, Chief Executive Officer and Chief Financial Officer since November 2005. From November 2004 to October 2005, Mr. Williams served as Senior Vice President and Chief Financial Officer. Before joining the Company, Mr. Williams served as the sole member of Constellation Management Group, LLC providing strategic, operational and financial/capital advisory consulting services to companies in the telecom, software and high-tech industries from May to November 2004; and as Chief Operating Officer of LNG Holdings, a European telecommunications company where he oversaw the restructuring and sale of the business from June 2002 to December 2003. Prior to that, from November 1996 to June 2001, Mr. Williams held the following executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe: Senior Vice President, Ebone Sales from December 2000 through June 2001; President, GTS Broadband Services from August 2000 through November 2000; President, GTS Wholesale Services from January 2000 through July 2000; and prior thereto, Vice President, Finance of Global TeleSystems, Inc. Mr. Williams began his career as a certified public accountant in the State of Maryland working as an auditor for PricewaterhouseCoopers.
      Bradley Tesch has served as Chief Operations Officer since March 2005. From October 2001 to March 2005, Mr. Tesch served as Vice President, Value Add for the Company’s Dynamic Details Incorporated, Silicon Valley subsidiary. From June 1997 to August 2001, Mr. Tesch served as Vice President of Operations for Hi Tech Manufacturing which later became SMTC (“Hi Tech”), a provider of electronic manufacturing services. From August 1990 to June 1997, Mr. Tesch served as Hi Tech’s Director of Engineering/ Manufacturing. Prior to that, Mr. Tesch was a manufacturing process engineer for AT&T Manufacturing and a member of the technical staff at Bell Laboratories.
      Diane Brundage has served as our Senior Vice President, Sales since October 2005. Before joining the Company, Ms. Brundage served as Senior Vice President of Sales and Marketing for Rainmaker Systems, Inc. from February 2002 to March 2005. From September 2000 to February 2002, Ms. Brundage served as Senior Vice President of Sales, Marketing and Customer Service for Creative Planet, Inc. and prior to 2000, among other things, Ms. Brundage served as General Manager of Compaq Computer/ Digital Equipment Corp.’s Customer Service Business Unit, Director of WorldWide Strategic Relations at Apple Computer, Inc., and Account Executive at Digital Equipment Corporation.

Item 2.	Properties.
      As of February 15, 2006, we leased approximately 402,000 square feet of building space in locations throughout North America primarily for product assembly and manufacturing facilities for quick-turn printed circuit boards. Our lease agreements expire at various dates through the year 2011. These leases represent an average commitment of $3.3 million per year through 2011.
      Our significant facilities are as follows:

		Square Feet
Location	Function	(Approx.)

Sterling, Virginia	Quick-turn printed circuit boards	100,000
Anaheim, California	Quick-turn printed circuit boards	97,000
Milpitas, California	Quick-turn printed circuit boards	73,000
Toronto, Canada	Quick-turn printed circuit boards	43,000
San Jose, California	Assembly	62,000
Longmont, Colorado	Assembly	27,000

Total		402,000

      We lease approximately 26,800 square feet of executive office space, which is included in our Anaheim, California facility. The lease for our executive office space represents a commitment of $0.2 million per year through 2008.
      We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.
      In October and November 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002 (the “Class Period”). Named as defendants in these complaints are Bruce D. McMaster, our former President and Chief Executive Officer, Joseph P. Gisch, our former Chief Financial Officer, Charles Dimick, former Chairman of our Board of Directors, Gregory Halvorson, our former Vice President of Operations, and John Peters, our former Vice President of Sales and Marketing. Neither the Company nor any of its subsidiaries were named in these lawsuits. The complaints seek unspecified damages and allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the Class Period. In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against the same parties and seeking unspecified damages, but also adding causes of action under the Securities Act of 1933 in connection with the Company’s February 2001 primary offering of convertible notes and secondary offering of common stock. This complaint alleges that the defendants misrepresented and/or failed to disclose material facts about the Company’s reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. This complaint also added former directors David Dominik, Steven Pagliuca, Steven Zide and Mark Benham as defendants, as well as Bain Capital, Inc. and the underwriters of the February 2001 offering. On December 16, 2003, a federal district court judge consolidated the Central District of California actions in to a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). On May 21, 2004, the Court appointed as Lead Plaintiffs Paul Poppe, LeRoy Schneider, and Rand Skolmick. On July 26, 2004, Lead Plaintiffs filed a consolidated amended complaint on behalf of all persons or entities who purchased Company common stock between December 19, 2000 and April 29, 2002, including those who acquired Company common stock pursuant to, or traceable to, its February 14, 2001 secondary offering. The consolidated amended complaint seeks unspecified damages and alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the class period, including reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. Neither the Company nor any of it subsidiaries were named as a defendant in this consolidated amended complaint.
      Pursuant to a June 13, 2004 scheduling order, the defendants responded to the consolidated amended complaint on September 9, 2004 with a motion to dismiss. The plaintiffs filed their opposition on October 25, 2004. The defendants filed a reply in support of the motion to dismiss in November 2004. On January 7, 2005, without the necessity of oral argument, the Court entered an Order Denying in Part and Granting in Part Defendants’ Motions to Dismiss the Consolidated Amended Complaint. The Court’s Order denied the motions to dismiss to the extent they relied upon statutes of limitations arguments. The Court’s Order granted the motions to dismiss on the grounds that the Consolidated Amended Complaint failed to adequately allege any materially false or misleading representations or omissions. The Court’s Order also granted Defendants’ motions to the extent the Consolidated Amended Complaint inappropriately relied upon the group pleading or group published information doctrine. As a consequence of this, the totality of plaintiffs’ claims were dismissed with leave to file a Second Amended Consolidated Complaint. The plaintiffs filed a Second Amended Complaint on February 22, 2005. Multiple defendant groups filed motions to dismiss the plaintiffs’ Second Amended Complaint on March 25, 2005. Plaintiffs filed an opposition to the motions to dismiss on April 25, 2005. On May 16, 2005, the defendants filed replies in support of the motions to dismiss. On May 6, 2005, the individual defendants also filed a supplemental brief in further support of the motion to dismiss. On May 20, 2005, the plaintiffs filed an opposition to this supplemental brief. On July 20, 2005, without oral argument, the Court entered an Opinion and Order Granting in Part and Denying in Part Defendants’ Motions to Dismiss the Second Amended Consolidated Class Action Complaint. The Court’s Order granted the motions to dismiss with prejudice to the extent the plaintiffs asserted claims on behalf of those who purchased the convertible notes. The Court’s Order granted the motions to dismiss with prejudice as to the plaintiffs’ Section 12(a)(2) claim against the individual defendants. The Court’s Order denied the motions to dismiss with respect to the plaintiffs’ Section 11 and 15 claims. The plaintiffs filed a notice on August 4, 2005 that the Second Amended Complaint remains the operative complaint in the case. On September 21, 2005, the multiple defendant groups filed their respective Answers to the operative complaint. A hearing on plaintiffs’ motion for class certification is scheduled to be held on August 28, 2006. We believe the claims are without merit and that the action will be defended vigorously. However, there can be no assurance that the defendants will succeed in defending or settling this action. We cannot assure you that the action will not have a material adverse effect on our business, financial condition, cash flows and results of operations.
      In addition to the above, we are involved from time to time in other litigation concerning claims arising out of our operations in the normal course of our business. We do not believe any of this litigation will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for the Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
      Our common stock formerly traded on the Nasdaq National Market until December 11, 2002, then traded on the Nasdaq SmallCap Market until April 15, 2003 and then traded on the OTC Bulletin Board until December 12, 2003 under the symbol “DDIC.” When we emerged from our Chapter 11 proceedings on December 12, 2003, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization, and our former common stockholders received, in the aggregate, 1% of the shares of our common stock issued under the plan of reorganization. The shares of our common stock that were issued under our plan of reorganization were trading on the OTC Bulletin Board under the symbol “DDIO.” On March 5, 2004 our common stock commenced trading on the Nasdaq National Market under the symbol “DDIC.” On February 3, 2006, we effected a one-for-seven reverse stock split. Shares of the Company’s common stock traded on the Nasdaq National Market on a post-split basis from February 6, 2006 to March 3, 2006, under the temporary trading symbol “DDICD.” The Company’s common stock resumed trading under the trading symbol “DDIC” on March 6, 2006.
      The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are prices on the OTC Bulletin Board prior to March 5, 2004 and on the Nasdaq National Market since March 5, 2004. The sales prices on the OTC Bulletin Board reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. All historical market price per share information has been retroactively adjusted to reflect the February 3, 2006 reverse stock split.

	DDi Corp.
	Common Stock

	High	Low

Fiscal Year Ending December 31, 2004:
First Quarter	$136.50	$63.70
Second Quarter	$84.00	$42.91
Third Quarter	$56.35	$34.30
Fourth Quarter	$36.75	$17.01
Fiscal Year Ending December 31, 2005:
First Quarter	$22.89	$15.75
Second Quarter	$24.50	$12.11
Third Quarter	$13.93	$5.04
Fourth Quarter	$6.65	$4.62
      The number of common stockholders of record as of February 21, 2006 was 66.
Dividend Policy
      We have not declared or paid any cash dividends on our common stock since January 1996. We anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business and repay our redemption and dividend obligations on our Series B Preferred Stock. We have no current intention to pay cash dividends on our common stock, and we do not expect to pay dividends while our current Series B Preferred Stock obligations and debt instruments are outstanding. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.
      Our asset-based revolving credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. Under the terms of the Certificate of Determination for our Series B Preferred Stock, all accrued dividends on our Series B Preferred Stock must be paid before any dividends are declared or paid on shares of our common stock. In addition, the debt instruments of our subsidiaries restrict our ability to pay dividends and restrict our subsidiaries’ ability to pay dividends to us. Dynamic Details’ ability to pay dividends is limited under its revolving credit facility. See “Description of Indebtedness and Outstanding Preferred Stock” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 7 of this Annual Report on Form 10-K and Note 10 to the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information
      Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” and that information is incorporated herein by reference.
Recent Sales of Unregistered Securities
      On October 19, 2005, we issued 49,603 shares of our common stock to Topaz Partners (“Topaz”). The shares were issued upon Topaz’s conversion of 21,097 shares of Series B Preferred Stock. The shares issued to Topaz were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.
      The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2001 and 2002, for the eleven months ended November 30, 2003, for the one month ended December 31, 2003 and for the years ended December 31, 2004 and 2005. The selected financial data of all prior periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of DDi Europe as a discontinued operation. On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth below.

	Predecessor DDi Corp.			Reorganized DDi Corp

	Years Ended				Years Ended
	December 31,		Eleven Months	One Month	December 31,
			Ended	Ended
	2001	2002	Nov. 30, 2003	Dec. 31, 2003	2004	2005

	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$284.7	$185.6	$145.0	$14.6	$189.0	$184.6
Cost of goods sold	209.2	171.0	128.3	11.3	151.5	153.2
Non-cash compensation and amortization of intangibles(a)	—	—	—	6.9	12.6	3.4
Restructuring-related inventory impairment(b)	3.7	3.4	1.7	—	—	1.3

Total cost of goods sold	212.9	174.4	130.0	18.2	164.1	157.9
Gross profit (loss)	71.8	11.2	15.0	(3.6)	24.9	26.7
Operating expenses:
Sales and marketing:
Sales and marketing	25.4	19.7	13.5	1.1	14.6	14.9
Non-cash compensation(a)	—	—	—	1.0	2.4	0.1

Total sales and marketing	25.4	19.7	13.5	2.1	17.0	15.0

	Predecessor DDi Corp.			Reorganized DDi Corp

	Years Ended				Years Ended
	December 31,		Eleven Months	One Month	December 31,
			Ended	Ended
	2001	2002	Nov. 30, 2003	Dec. 31, 2003	2004	2005

	(In millions, except per share data)
General and administration:
General and administration	14.4	10.5	8.5	0.6	12.4	13.6
Non-cash compensation(a)	—	—	—	1.5	4.1	1.1
Officer’s severance(c)	—	—	—	—	0.7	1.0

Total general and administration	14.4	10.5	8.5	2.1	17.2	15.7
Amortization of intangibles(f)	17.7	—	—	0.4	4.6	4.6
Goodwill impairment	—	128.7	2.0	—	—	54.7
Restructuring and other related charges(b)	75.8	25.3	3.9	0.4	0.9	4.7
Reorganization expenses(d)	—	2.1	7.4	0.5	0.8	—

Operating income (loss)	(61.5)	(175.1)	(20.3)	(9.1)	(15.6)	(68.0)
Interest rate swap valuation	10.0	—	—	—	—	—
Loss on interest rate swap termination	—	—	5.6	—	—	—
Interest expense and other expense, net	39.1	19.9	16.3	0.8	7.6	4.8
Reorganization items:
Gain on extinguishment of debt	—	—	(120.4)	—	—	—
Fresh start accounting adjustments	—	—	(115.2)	—	—	—
Reorganization proceeding expenses(e)	—	—	14.0	1.1	—	—

Income (loss) from continuing operations before income taxes	(110.6)	(195.0)	179.4	(11.0)	(23.2)	(72.8)
Income tax benefit (expense)	22.8	(17.0)	(0.1)	—	(2.0)	(1.4)

Income (loss) from continuing operations	(87.8)	(212.0)	179.3	(11.0)	(25.2)	(74.2)
Net income (loss) from discontinued operations, net of tax	2.7	(76.1)	(14.9)	(3.0)	(20.7)	10.2

Net income (loss)	(85.1)	(288.1)	164.4	(14.0)	(45.9)	(64.0)
Series B preferred stock dividends and accretion	—	—	—	—	(4.0)	(6.4)
Net income (loss) allocable to common stock	$(85.1)	$(288.1)	$164.4	$(14.0)	$(49.9)	$(70.4)

Net income (loss) per share of common stock from continuing operations (basic)	$(12.46)	$(29.63)	$24.48	$(2.99)	$(7.51)	$(10.04)
Net income (loss) per share of common stock from continuing operations (diluted)	$(12.46)	$(29.63)	$20.51	$(2.99)	$(7.51)	$(10.04)
Income (loss) per share of common stock (basic)	$(12.08)	$(40.27)	$22.45	$(3.82)	$(12.85)	$(8.76)

	Predecessor DDi Corp.			Reorganized DDi Corp

	Years Ended				Years Ended
	December 31,		Eleven Months	One Month	December 31,
			Ended	Ended
	2001	2002	Nov. 30, 2003	Dec. 31, 2003	2004	2005

	(In millions, except per share data)
Income (loss) per share of common stock (diluted)	$(12.08)	$(40.27)	$18.87	$(3.82)	$(12.85)	$(8.76)
Weighted average shares outstanding (basic)	7,041,342	7,154,747	7,323,568	3,665,401	3,885,092	8,039,094
Weighted average shares outstanding (diluted)	7,041,342	7,154,747	9,099,935	3,665,401	3,885,092	8,039,094
Other Financial Data:
Depreciation	$17.1	$16.1	$12.4	$0.9	$9.9	$9.9
Capital expenditures	24.7	8.0	3.9	0.1	4.4	6.7
Net cash provided by (used in) operating activities from continuing operations	45.3	(7.6)	(12.2)	5.6	3.6	(1.6)
Net cash provided by (used in) investing activities from continuing operations	(67.4)	1.0	(2.6)	0.7	4.2	(9.9)
Net cash provided by (used in) financing activities from continuing operations	(16.0)	22.0	(6.2)	(0.1)	12.7	14.9

	Predecessor DDi Corp.		Reorganized DDi Corp.

	December 31,		December 31,

	2001	2002	2003	2004	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (including restricted)	$ 45.5	$ 38.4	$ 18.7	$ 23.5	$ 26.0
Working capital (deficit) from continuing operations	66.7	(220.2)	25.6	20.9	26.2
Total assets from continuing operations	349.5	151.8	228.8	226.7	164.3
Total debt, including current maturities	256.6	288.9	90.5	35.1	19.9
Stockholders’ equity (deficit)	122.5	(163.9)	91.4	77.1	108.0

      (a) The 2003 non-cash compensation charges reflect periodic charges related to the grant of options to purchase an aggregate of 279,717 shares of our common stock and the authorization to issue 148,214 shares of restricted common stock under our 2003 Management Equity Incentive Plan in connection with our plan of reorganization. In 2004, options to purchase 46,186 shares of our common stock were granted that resulted in additional non-cash compensation charges.
      (b) The 2001 restructuring and related charges represent the charge recorded in the fourth quarter of 2001 in connection with the approved plan to downsize and consolidate facilities and to effect changes in senior management. The 2002 restructuring and related charges represent the charges recorded in June, September and December 2002 in connection with the approved plan to close our Dallas, Texas and Moorpark, California facilities and selected design centers and to restructure various European operations. In addition to these facility closures during 2002, management and DDi Corp.’s board of directors also approved a plan in 2002 to write-down unutilized assets, streamline certain manufacturing facilities, eliminate certain sales offices, including the office based in Tokyo, Japan, and to scale down our Anaheim, California facility. The restructuring and related charges for the eleven months ended November 30, 2003, represent the streamlining of manufacturing facilities, increasing operating efficiencies and the revision of estimates from previously recorded restructuring charges. The charges recorded in the one month ended December 31, 2003, also represent revision of estimates from previously recorded restructuring charges. The 2004 restructuring and related charges represent costs related to lowering the cost structure of our manufacturing operations. The

2005 restructuring and related charges represent costs related primarily to the closure of our Arizona facility, as well as, relocation of our corporate human resources center from Colorado Springs, Colorado to our corporate offices located in Anaheim, California.
      (c) The 2004 officer’s severance represents charges recorded in the fourth quarter of 2004 related to the severance agreement entered into with the Company’s former Chief Financial Officer. The 2005 officer’s severance represents charges recorded in the fourth quarter of 2005 related to the severance agreement entered into with the Company’s former Chief Executive Officer.
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
      On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
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
      Our financial performance in the fourth quarter of 2002 resulted in covenant defaults under the Dynamic Details senior credit facility. As a result of the defaults, we were not permitted to pay our interest obligations under the DDi Corp. 5.25% convertible subordinated notes or the DDi Corp. 6.25% convertible subordinated notes. We then commenced discussions with the lenders under the Dynamic Details senior credit facility, convertible subordinated noteholders and other stakeholders regarding a consensual restructuring of our obligations through negotiations.
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
      The following is a summary of some of the transactions that were consummated on or about the effective date of our plan of reorganization:

•	Treatment of Our Pre-Bankruptcy Equity. All of our pre-bankruptcy equity securities were cancelled.

•	Treatment of Our Pre-Bankruptcy Debt. All of our pre-bankruptcy documents evidencing or creating any indebtedness were canceled or satisfied in full and discharged.

•	Issuance of Common Stock. We issued an aggregate of 3,357,142 shares of our common stock to the holders of our old convertible subordinated notes. We issued 35,703 shares of common stock to the holders of our pre-bankruptcy common stock.

•	Issuance of Series A Preferred Stock. We issued an aggregate of 1,000,000 shares of our Series A preferred stock to the holders of our old convertible subordinated notes.

•	Issuance of Warrants. We issued warrants to purchase an aggregate of 544,911 shares of our common stock to the lenders under our new senior credit facility and to holders of our old senior discount notes.

•	Management and Director Stock Options. We granted options to purchase an aggregate of 345,251 shares of our common stock under our 2003 Management Equity Incentive Plan.

•	Senior Accreting Notes. DDi Capital issued $17.7 million of its 16% senior accreting notes due 2009.

•	New Senior Credit Facility. The rights of the lenders under Dynamic Details $65.9 million senior credit facility were modified, exchanged and restated as provided in a $72.9 million senior credit facility.
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
      The fresh-start reorganization equity value of the Company, from which fresh-start goodwill and intangible asset balances were derived, was $95 million. The primary valuation methodologies considered in establishing the fresh-start equity value included market/market cycles, discounted cash flows and comparable transaction approaches. The principal financial indicator used for the market/market cycle and comparable transaction approaches was EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted to exclude certain of the Company’s restructuring and other significant charges. The primary forecasted components of the discounted cash flow analysis were revenue, the EBITDA (as adjusted) associated with such revenue, and certain components of cash flows before financing activities (primarily changes in working capital and capital expenditures). The information used as the basis of the forecasts was as of November 30, 2003.
      With respect to the projections used in establishing the equity valuation, the Company forecasted the results for its North American and European operations separately. The goodwill associated with DDi Europe was deemed to have been fully-impaired as of September 30, 2004, based upon the results of a business valuation conducted in the fourth quarter 2004.
      Given the limited demand visibility inherent in the Company’s business model, multi-year forecasts, such as those used for forming the basis of the business valuation, are based largely upon the business climate at the time, the industry outlook, management’s assessments of the Company’s prospects, and other highly subjective factors. Accordingly, variations from such forecasts often result from unforeseen changes in end-market demand and other business trends. For the year ended December 31, 2004, the first full year forecast period used in the business valuations described above, the actual North American revenues and EBITDA, as adjusted, were each within approximately 10% of forecast. Management believes that such variances from the 2004 forecast were reasonable in light of the uncertainties inherent in the business and that the significant underlying assumptions used in the valuation methodologies continue to support the reasonableness of the projections used therein. For the year ended December 31, 2005, the actual North America revenues were within approximately 10% of forecast, and the actual North America EBITDA, as adjusted, was approximately 60% short of forecast primarily as a result of a decline in market demand, unforeseen at the time of valuation, without a corresponding decrease in production costs due to the relatively high percentage of fixed costs. However, Management believes that the methodologies used for valuing the business were reasonable, and continue to be reasonable, despite the variance in EBITDA for that period due to the volatility inherent in the business year-to-year. There can be no guarantee that the results of future years will approximate the applicable forecast results, for the reasons described above.
Discontinuation of European Business
      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Pursuant to the actions of the Administrators of DDi Europe, DDi Europe underwent a restructuring pursuant to which the Company no longer has U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for approximately £21.5 million (approximately U.S.$39.8 million) of which £20.1 million (approximately U.S.$37.2 million) was the initial sales consideration paid. The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied approximately £20.1 million (approximately U.S.$37.2 million) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving approximately £1.4 million (approximately U.S.$2.6 million) outstanding under the DDi Europe credit facilities. The remaining credit facility balance was to be satisfied from the proceeds from the sale or other disposition of the remaining assets of DDi Europe by the Administrators, including the businesses of the remaining operating subsidiaries of DDi Europe not transferred to eXception Group and/or payment from eXception Group. Accordingly, pursuant to

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of Financial Accounting Standards Board (“FASB”) Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the accompanying Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of DDi Europe have been classified as held for sale under current assets, non-current assets, current liabilities and non-current liabilities, respectively.
      All other references to operating results and statistical information reflect the ongoing operations of DDi Corp. and its subsidiaries, excluding DDi Europe (collectively, the Company). In addition to the elimination of DDi Europe from the ongoing operations of the Company, the Company’s Series A Preferred Stock, the underlying liability of which depends solely on the value of DDi Europe, was written down to its estimated fair market value of zero as of December 31, 2004, and the related estimated liability for accrued but unpaid dividends was reversed in full in the quarter ended December 31, 2004 and included in discontinued operations in the Company’s Consolidated Statement of Operations.
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
      We believe our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:

•	revenue recognition;

•	fresh-start accounting;

•	valuation of long-lived assets;

•	goodwill impairment;

•	inventory obsolescence;

•	allowance for doubtful accounts;

•	income taxes;

•	litigation and other contingencies; and

•	discontinued operation.
      Revenue recognition — Our revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans, and other value-added services. We recognize revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured — when products are shipped to the customer. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective printed circuit boards. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with Management’s estimates.
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We review the allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
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
      Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets. If the carrying value may not be recoverable then an asset impairment may be recorded. In our 2001, 2002, eleven months ended November 30, 2003 and year ended December 31, 2005 Consolidated Statements of Operations, we recorded impairments of long-lived assets resulting from plant closures.
      Goodwill impairment — We assess the potential impairment of goodwill at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value may not be recoverable then an impairment of goodwill may be recorded. In our 2002 and 2005 Consolidated Statements of Operations, we recorded impairments of goodwill resulting from the decline of our market capitalization, and in the eleven months ended November 30, 2003 we recorded impairment of goodwill due to the fact that we were negotiating with our convertible subordinated noteholders, senior discount noteholders and the lenders of our senior credit facility to implement a plan of reorganization and that business valuations indicated the book value of goodwill was in excess of its fair value.
      Inventory obsolescence — We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized then an inventory impairment may be recorded. In our 2001, 2002, eleven months ended November 30, 2003 and year ended December 31, 2005 Consolidated Statements of Operations, we recorded restructuring-related inventory impairments resulting from plant closures and reduction of plant capacity and headcount. In addition to evaluations of the market value in connection with significant activities, we regularly monitor potential inventory obsolescence and, when necessary, reduce the carrying amount of our inventory to its market value.
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
      Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. In our 2002, eleven months ended November 30, 2003 and years ended December 31, 2004 and 2005 Consolidated Statements of Operations, we recorded tax expense to establish valuation allowances against our federal and state deferred tax assets based upon management’s expectation that the deferred tax assets would likely not be realized. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded.
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
Results of Operations and Other Financial Data
      As required by fresh start accounting, the 2003 year results have been separately presented under the heading “Predecessor DDi” for the period from January 1, 2003 through November 30, 2003 and “Reorganized DDi” for the period from December 1, 2003 through December 31, 2003. The total operating results for the fiscal year ended December 31, 2003, can be derived by adding the amounts under the columns for the eleven months ended November 30, 2003 and the one month ended December 31, 2003. Management believes comparisons of the full fiscal years are the most appropriate method of analyzing and evaluating our financial results. Accordingly, the financial discussions below compare the year ended December 31, 2003, derived by adding the results of Predecessor DDi for the eleven month period ended November 30, 2003 to the results of Reorganized DDi for the one month period ended December 31, 2003, with the year ended December 31, 2004 and the year ended December 31, 2005.
      The following table sets forth Consolidated Statements of Operations Data and Other Financial Data for and the eleven months ended November 30, 2003 for Predecessor DDi Corp. and the one month ended December 31, 2003, and the years ended December 31, 2004 and 2005 for Reorganized DDi Corp. The results of operations and other financial data of all prior periods presented have been reclassified to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and capital expenditures of DDi Europe have been aggregated and reclassified separately from the respective captions of continuing operations in the Consolidated Statements of Operations Data. In addition, the data for the eleven months ended November 30, 2003 and the one month ended December 31, 2003 for Predecessor DDi Corp. and Reorganized DDi Corp., respectively, has been combined in one column to present the results for the full year ended December 31, 2003 (in millions):

			Combined
			Predecessor
	Predecessor	Reorganized	DDi Corp. &
	DDi Corp.	DDi Corp.	Reorganized
			DDi Corp.	Reorganized DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2003	2004	2005

Consolidated Statements of Operations Data:
Net sales	$145.0	$14.6	$159.6	$189.0	$184.6
Cost of goods sold	128.3	11.3	139.6	151.5	153.2
Non-cash compensation and amortization of intangibles	—	6.9	6.9	12.6	3.4
Restructuring related inventory impairment	1.7	—	1.7	—	1.3

Total cost of goods sold	130.0	18.2	148.2	164.1	157.9
Gross profit (loss)	15.0	(3.6)	11.4	24.9	26.7
Operating expenses:
Sales and Marketing:
Sales and marketing	13.5	1.1	14.6	14.6	14.9
Non-cash compensation	—	1.0	1.0	2.4	0.1

Total sales and marketing	13.5	2.1	15.6	17.0	15.0
General and Administration:
General and administration	8.5	0.6	9.1	12.4	13.6
Non-cash compensation	—	1.5	1.5	4.1	1.1
Officer’s severance	—	—	—	0.7	1.0

Total general and administration	8.5	2.1	10.6	17.2	15.7
Amortization of intangibles	—	0.4	0.4	4.6	4.6
Goodwill impairment	2.0	—	2.0	—	54.7
Restructuring and related charges	3.9	0.4	4.3	0.9	4.7
Reorganization expenses	7.4	0.5	7.9	0.8	—

			Combined
			Predecessor
	Predecessor	Reorganized	DDi Corp. &
	DDi Corp.	DDi Corp.	Reorganized
			DDi Corp.	Reorganized DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2003	2004	2005

Operating loss	(20.3)	(9.1)	(29.4)	(15.6)	(68.0)
Loss on interest rate swap termination	5.6	—	5.6	—	—
Interest expense and other expense, net	16.3	0.8	17.1	7.6	4.8
Reorganization items:
Gain on extinguishment of debt	(120.4)	—	(120.4)	—	—
Fresh start accounting adjustments	(115.2)	—	(115.2)	—	—
Reorganization proceeding expenses	14.0	1.1	15.1	—	—

Income (loss) from continuing operations before income taxes	179.4	(11.0)	168.4	(23.2)	(72.8)
Income tax expense	(0.1)	—	(0.1)	(2.0)	(1.4)

Income (loss) from continuing operations	179.3	(11.0)	168.3	(25.2)	(74.2)
Net income (loss) from discontinued operations, net of tax	(14.9)	(3.0)	(17.9)	(20.7)	10.2

Net income (loss)	164.4	(14.0)	150.4	(45.9)	(64.0)
Series B preferred stock dividend and accretion	—	—	—	(4.0)	(6.4)

Net income (loss) available to common stockholders	$164.4	$(14.0)	$150.4	$(49.9)	$(70.4)

Other Financial Data:
Depreciation	$12.4	$0.9	$13.3	$9.9	$9.9
Capital expenditures	$3.9	$0.1	$4.1	$4.4	$6.7
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      Net sales decreased $4.4 million (2%) to $184.6 million in 2005, from $189.0 million in 2004. The decrease is attributable to a slight reduction in PCB revenue of $2.5 million and a $3.5 million reduction in assembly revenue. This decline reflects a softer PCB market during the first half of 2005 as compared to 2004, in both the quick-turn and longer-lead portions of the business as well as the assembly business. Mitigating the overall decrease in net sales was growth in DDi’s transition services of $1.6 million.
      We have recorded net non-cash compensation costs as a component of total cost of goods sold, total sales and marketing expense and total general and administration expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash charges in the year ended of 2005 results from: (a) a reversal of $1.7 million compensation cost, previously recorded in 2003 and 2004, in the first quarter 2005 to account for forfeitures of certain unvested options and restricted stock and (b) the impact of a short vesting period (December 12, 2003 through March 2, 2004)

associated with certain restricted stock grants on the total non-cash compensation charges for the year ended of 2004.
      Gross profit for 2005 was $26.7 million (14% of net sales) as compared to $24.9 million (13% of net sales) for 2004. The increase in gross profit of $1.8 million was due to a decrease in non-cash compensation charges of $8.4 million and a decrease in amortization of intangibles of $0.8 million. The increase was partially offset by the decline in revenues described above, restructuring-related inventory impairment of $1.3 million in 2005 in connection with the closure of our Arizona facility, and increased production cost due to operational inefficiencies, including inefficiencies in the second and third quarters of 2005 associated with the closure of our Arizona facility and the related absorption of its former production capabilities into the PCB divisions.
      Total sales and marketing expenses decreased $2.0 million to $15.0 million in 2005, from $17.0 million in 2004. The decrease was due principally to a $2.3 million reduction in non-cash compensation costs partially offset by an increase in the sales and marketing workforce to strengthen the implementation of our sales and marketing strategies.
      Total general and administration expenses decreased $1.5 million to $15.7 million in 2005, from $17.2 million in 2004. The decrease was principally due to a $3.0 million reduction in non-cash compensation charges, largely offset by (a) an $1.0 million increase in professional fees, inclusive of those relating to strategic reviews of our capital structure and legal costs associated with a securities class action complaint and related lawsuits in which some of our former directors and officers are named and (b) an increase in severance costs relating to the departure of our former Chief Executive Officer ($1.0 million) as compared to the severance costs recorded in the fourth quarter of 2004 relating to the departure of our former Chief Financial Officer ($0.7 million).
      In the first quarter of 2005, we reduced goodwill $0.5 million resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy. Due to a decline in our stock price during the second and third quarters of 2005, a test of impairment was performed at the end of each quarter. The analyses indicated that the book value of goodwill at June 30, 2005 and at September 30, 2005 was in excess of its fair value, as determined by our market capitalization. In the second quarter of 2005, we recorded a goodwill impairment charge of $31.1 million and reduced goodwill by an additional $2.3 million resulting from the removal of pre-fresh start accounting income tax contingencies. In the third quarter of 2005, we recorded a goodwill impairment charge of $23.6 million. We performed our annual test of impairment in the fourth quarter of 2005 and determined that based on an analysis of the book value of goodwill at December 31, 2005, no additional impairment charge was required.
      We announced the closure of our Arizona and Colorado Springs facilities and the reallocation of mass lamination manufacturing activities into our remaining PCB facilities. We have incurred a total of $4.7 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in 2005 (excluding the $1.3 million of restructuring related inventory impairment reflected in total cost of goods sold). Of this amount, $1.8 million represents non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and the remaining $2.9 million represents cash exit costs associated with the closure of that facility and of our former Colorado Corporate Support Center. The cash exit costs consist of personnel-related expenses ($0.7 million) and facilities exit costs and other costs ($2.2 million).
      Related to the announced closure of the Arizona facility, we estimate that total charges relating to the exit activity will approximate $4.9 million, with the final amount dependent largely upon the final costs required for facility restoration. We believe that once the Arizona facility closure is complete and the mass lamination manufacturing activity has been integrated into the remaining PCB production facilities, that annual cost efficiencies of approximately $2 million to $3 million per year may be achieved. The integration of the mass lamination manufacturing was in process until the end of September 2005, and as a result, there was no significant realization of such efficiencies during the period from the cessation of operations through the end of the September 2005. In the fourth quarter of 2005, we estimate that our cost savings, excluding restructuring charges, from the facility closure was approximately $0.6 million.

      In 2004, restructuring and reorganization charges totaled $1.7 million, of which $0.8 relates to residual costs in connection with our 2003 financial restructuring and $0.9 million represents costs associated with our operational realignment effected in October 2004, as well as, additional expense recorded in connection with various restructuring initiatives undertaken in 2003 and prior, resulting from reassessments of the ultimate cost of effecting such initiatives.
      Net interest expense for 2005 decreased to $4.8 million, from $7.6 million for 2004. The decrease is principally due to repayment of our former senior term loans in the first quarter 2004 and the redemption of our DDi Capital senior accreting notes in October 2005.
      Income tax expense decreased to $1.4 million in 2005 from $2.0 million for 2004, resulting from a reduction in taxable income in our Canadian operation primarily associated with transfer-pricing adjustments and prior period income tax benefit related to research and development credits. In both periods, tax expense was net of changes in valuation allowances applied to U.S. deferred tax assets that would otherwise have been recorded in each period. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.
      We reported net income from discontinued operations of $10.2 million for 2005, representing the net loss of $1.3 million incurred by our former European operations (“DDi Europe”) through January 31, 2005 (the effective date of disposition used for financial reporting purposes), the non-cash gain of $11.0 million on the disposition of DDi Europe and $0.5 million related to the settlement of an outstanding liability in an amount less than the original value. The non-cash gain represents DDi Corp.’s net investment in DDi Europe as of January 31, 2005, net of foreign currency translation adjustments. In 2004, we incurred a loss from discontinued operations of $20.7 million representing the operating losses of DDi Europe.
      In 2005, we reported $6.4 million of Series B Preferred Stock dividends and accretion ($2.9 million represents dividends, $1.8 million represents amortization of the costs of issuing this security and the write-off of amounts associated with the redemption of $40.7 million of the Series B Preferred Stock, $0.2 million represents a 1% early redemption fee and $1.5 million represents accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). In 2004, we reported $4.0 million of Series B Preferred Stock dividends and accretion ($2.7 million of which represents dividends and the remaining $1.3 million represents amortization of the costs of issuing this security). The increase in expense relating to the Series B Preferred Stock in 2005 as compared to 2004 resulted from the issuance of this security at the end of the first quarter of 2004 and to the accretion of the beneficial conversion feature which commenced in September 2005. See discussion at Current Indebtedness and Outstanding Preferred Stock of the Company below.
      We reported a net loss available to common stockholders of $70.4 million in 2005, as compared to a net loss available to common stockholders of $49.9 million in 2004. The increase was primarily the result of: (a) goodwill impairment of $54.7 million recorded in 2005; (b) an increase in Series B Preferred Stock dividends and accretion of $2.4 million; (c) an increase in restructuring charges of $4.2 million; and (d) the decrease in net sales. The impact of the foregoing items was partially offset by: (a) a decrease in non-cash compensation costs of $13.7 million; (b) a net income of $10.2 million from discontinued operations recorded in 2005; and (c) a decrease in net interest expense of $2.8 million.
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
      We recorded non-cash compensation expense resulting from the granting of equity compensation to certain members of our senior management, as a component of total cost of goods sold, total sales and marketing expense, and total general and administration expenses in both 2003 and 2004. The higher level of non-cash compensation charges in 2004 reflects the fact that the vesting period of the associated equity grants commenced in the fourth quarter of 2003. Though the expense recognized in 2003 includes the impact of the immediate vesting of certain stock options, the 2004 period incorporates a greater portion of the overall vesting period associated with the grants. The impact of non-cash compensation expense to the results of operations in each period is discussed more fully below.
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
      Total sales and marketing expenses increased $1.4 million to $17.0 million in 2004, from $15.6 million in 2003. The increase in total sales and marketing expenses is due to an increase of $1.4 million in non-cash compensation. Other sales and marketing expenses decreased slightly from 2003 to 2004 despite the higher level of net sales, due to operational restructuring initiatives undertaken in mid-2003 and to continued cost control. Total general and administration expenses increased $6.6 million to $17.2 million in 2004, from $10.6 million in 2003. The increase in total general and administration expenses is due to: (a) an increase of $2.6 million in non-cash compensation charges; (b) Sarbanes-Oxley Section 404 compliance costs of $2.1 million in 2004; (c) $0.7 million in 2004 severance costs relating to the departure of our former Chief Financial Officer; and (d) an increase in other professional fees of approximately $1.0 million, resulting from strategic reviews of our capital structure undertaken in 2004.
      Amortization of intangibles (other than such amounts included in the determination of gross profit, as discussed above) was $4.6 million in 2004, as compared to $0.4 million in 2003. The increase is due to the recording of such costs for the full year 2004, whereas the 2003 amortization reflects only the period subsequent to the adoption of fresh start accounting. Amortization of intangibles were $4.6 million in 2005 and will be $4.6 million for years 2006 and 2007, and $4.2 million in 2008.
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
      Our European operations, DDi Europe, were placed into administration in February 2005. Because the DDi Europe credit facilities look solely to the UK assets as security and those assets are estimated to be worth no more than the amount of the outstanding secured indebtedness, we expect that the administration will leave DDi Corp. with no residual value in the UK-based businesses. We are reporting the results of operations relating to DDi Europe as discontinued operations. In addition, our Series A preferred stock, the underlying value of which depends solely on the value of DDi Europe, was written down to its estimated fair market value of zero as of December 31, 2004, and the liability for accrued but unpaid dividends was reversed in full in the quarter ended December 31, 2004 for a benefit recorded of $5.4 million which was included in discontinued operations. We reported net losses from discontinued operations of $20.7 million in 2004 and $17.9 million in 2003, representing the net losses associated with our European operations in each period.
      In 2004, we reported $4.0 million of Series B Preferred Stock dividends and accretion. Of this amount, $2.7 million represented accrued dividends and the remaining $1.3 million represented amortization of the cost of issuing this security. See Current Indebtedness and Outstanding Preferred Stock of the Company below.
      We reported a net loss available to common stockholders of $49.9 million in 2004, as compared to net income to common stockholders of $150.4 million in 2003. The decrease was primarily the result of: (a) the $120.4 million gain on the extinguishment of debt resulting from the extinguishment of debt in connection the completion of our financial restructuring; (b) the $115.2 million adjustment for fresh-start accounting; (c) an increase in losses from discontinued operations; and (d) an increase in non-cash compensation costs of $10.1 million. The impact of the foregoing items was partially offset by: (a) the increase in net sales; (b) the reduction in net interest and other expense; (c) the 2003 loss on the interest rate swap termination; and (d) the reduction in costs associated with the completion of our financial restructuring.

Quarterly Financial Information
      The following tables present selected quarterly financial information for 2004 and 2005. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

				(In millions)
Net sales	$48.1	$49.9	$47.1	$43.9	$44.9	$45.5	$46.0	$48.2
Gross profit	5.6	9.9	4.3	5.1	8.0	5.5	6.5	6.6
Loss from continuing operations	(9.6)	(1.1)	(6.5)	(8.0)	(2.6)	(38.7)	(27.3)	(5.6)
Net income (loss) from discontinued operations	(7.8)	(2.8)	(10.3)	0.2	9.7	—	0.5	—
Net income (loss)	(17.4)	(3.9)	(16.8)	(7.8)	7.1	(38.7)	(26.8)	(5.6)
Loss per share from continuing operations:
Basic and Diluted	$(2.52)	$(0.64)	$(2.01)	$(2.37)	$(1.00)	$(9.63)	$(5.15)	$(0.41)
Net income (loss) per share from discontinued operations:
Basic and Diluted	$(2.06)	$(0.70)	$(2.63)	$0.04	$2.47	$—	$0.09	$—
Net income (loss) per share:
Basic and Diluted	$(4.58)	$(1.34)	$(4.64)	$(2.33)	$1.47	$(9.63)	$(5.06)	$(0.41)
Liquidity and Capital Resources

General
      Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated by operations and the Dynamic Details asset-based revolving credit facility and other equity offerings. We believe these sources will be sufficient to fund expected capital expenditures, and to meet our working capital requirements, debt service and other cash needs over the next year.

Consolidated Cash and Cash Equivalents and Available Borrowings
      As of December 31, 2005, cash and cash equivalents were $26.0 million. The amount drawn on the revolving credit facility was $19.9 million as of December 31, 2005 and the full borrowing availability was $20.0 million at that time. The amount drawn on the revolving credit facility was fully repaid in January 2006.

Capital Raising Transaction in 2005
      In the third quarter 0f 2005, we raised approximately $75.0 million in gross proceeds from a rights offering to our stockholders and a related standby commitment offering with several institutions. Of the aggregate amount of gross proceeds, approximately (a) $41.4 million was used to redeem two-thirds of our outstanding Series B Preferred Stock, including accrued and unpaid dividends with respect thereto; (b) $0.6 million was used to make the September 30 and December 31, 2005 dividend payments on the Series B Preferred Stock; and (c) approximately $18.7 million was used to redeem the DDi Capital Corp. Senior Accreting Notes due 2009 in full, together with accrued interest thereon. In addition, approximately $3.0 million of the aggregate gross proceeds will be used for future dividend and principal payments on our Series B Preferred Stock and approximately $11.3 million was used for working capital, including cash expenses of the rights offering of approximately $3.0 million.
      Substantial changes in our ownership occurred in 2005 as a result of the consummation of the rights offering and the subscription of shares through the standby purchase agreement discussed above. As a result of the ownership change, there is an annual U.S. federal and state limitation for net operating losses (“NOL’s”) and other tax attributes from the period prior to the ownership change which can be utilized in subsequent years. The annual limitation for NOL’s and other tax attributes is now approximately $5.8 million for U.S. federal income taxes and $2.3 million for state income taxes.

Consolidated Cash Flows
      Net cash provided by (used in) operating activities from continuing operations for the year ended December 31, 2005 was $(1.6) million, compared to $3.6 million for the year ended December 31, 2004. The decrease in cash flows was due primarily to lower sales and margins due to the softer PCB market in mid-2005. In 2005, we experienced a decrease in our net working capital demand due to lower sales, partially offset by additional funding of restructuring expenses related to our Arizona facility and Colorado corporate human resources center closures.
      Net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2005 was $(9.9) million, compared to $4.2 million for the year ended December 31, 2004. The change was due primarily to a net investment in restricted assets of $3.0 million for the year ended December 31, 2005 as compared to net proceeds from restricted assets of $7.5 million for the year ended December 31, 2004. Additionally, capital expenditures were $6.7 million for the year ended December 31, 2005 and $4.4 million for the year ended December 31, 2004. The increase in capital expenditures was primarily due to an expansion of our high technology manufacturing capabilities, including laser drilling, laser imaging and test and inspection equipment.
      Net cash provided by financing activities from continuing operations for the year ended December 31, 2005 was $14.9 million compared to $12.7 million for the year ended December 31, 2004. The net cash inflows for the year ended December 31, 2005 resulted primarily from proceeds of the issuance of common stock through a rights offering to our stockholders and a related standby commitment offering with several institutions, as well as, borrowing on our revolving credit facilities, partially offset by the redemption of two-thirds of our Series B Preferred Stock and repayment of long-term debt. The net cash inflows for the year ended December 31, 2004 resulted primarily from the issuance of Series B Preferred Stock and common stock and borrowing on revolving credit facilities, partially offset by the repayment of long-term debt.

Contractual Obligations
      The following table shows our contractual commitments as of December 31, 2005:
Payments Due by Period

	Year Ending December 31

Commitments	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Mandatorily redeemable preferred stock(1)
— Series B	$19,333	$—	$—	$—	$—	$—	$19,333
— Dividends	874	—	—	—	—	—	874
Note Payable	300	—	—	—	—	—	300
Operating Leases	4,596	4,450	3,742	2,819	1,965	1,346	18,918

Total Commitments	$25,103	$4,450	$3,742	$2,819	$1,965	$1,346	$39,425

(1)	The Series B Preferred Stock is due to be repaid no later than March 30, 2009. However, holders have the option to require the Company to redeem the shares on September 30, 2006. In addition, the Company has the right to redeem the shares earlier under certain circumstances. This presentation assumes that the holders of the Series B Preferred Stock will exercise their option to require the Company to redeem the shares. To the extent shares of Series B Preferred Stock are not redeemed at the option of the holders, interest will accrue at 6% per annum on any unredeemed shares until maturity in

2009. Both the redemption amounts and the 6% dividends may be paid in shares of common stock of the Company or in cash, at the election of the Company. The shares of common stock of the Company available to be utilized for redemption are limited to 1,428,571 shares.

Current Indebtedness and Outstanding Preferred Stock of the Company

Dynamic Details Asset-based Credit Facility
      On March 30, 2004, Dynamic Details, Incorporated and its U.S. subsidiaries entered into a three-year, $40.0 million asset-based revolving credit facility with General Electric Capital Corporation, as agent and lender. During the second quarter of 2004, the asset base on the credit facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the facility reducing the interest rate, reducing the fee for non use of available funds, permitting the Company to incur up to an additional $25.0 million of future indebtedness and releasing the security interest on the equipment securing the credit facility. At December 31, 2005, the interest rate was prime plus 2%. On an ongoing basis, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 2.5% to 3.5% on LIBOR loans or prime plus 1% to 2% for index rate loans. Availability under the credit facility is based on the Company reaching various liquidity and borrowing base tests. The credit facility contains standard representations and warranties, covenants and events of default for a facility of this size. The credit facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate Holdings Corp., or DDi Intermediate, and DDi Capital Corp. The credit facility is secured by the accounts receivables and inventories of our domestic operating subsidiary, Dynamic Details. Under the credit facility, (a) DDi Corp. pledged 100% of the common stock of DDi Intermediate as collateral to secure the credit facility; (b) DDi Intermediate pledged 100% of the common stock of DDi Capital as collateral to secure the credit facility; and (c) DDi Capital pledged 100% of the common stock of Dynamic Details, Incorporated as collateral to secure the credit facility. The credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As of December 31, 2005, we had $20.0 million available for borrowing under the credit facility, of which $19.9 million was outstanding. The December 31, 2005 outstanding balance of $19.9 million was repaid in full in January 2006.

Series B Preferred Stock
      On December 31, 2005, 49,227 shares of Series B-1 Preferred Stock and 358,649 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. The Series B Preferred Stock bears dividends at the rate of 6% per annum, payable quarterly, in cash or common stock, and is subject to mandatory redemption on March 31, 2009. All accrued dividends on the Series B Preferred Stock must be paid before any dividends are declared or paid in shares of common stock. In addition, the holders of the Series B Preferred Stock have the option to require the Company to redeem the shares on September 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred Stock if the common stock trades above $145.25 for 30 consecutive trading days. The redemption price is at $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 1,428,571 shares of common stock in the aggregate for such redemption payments. Shares of the Company’s common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (a) in the aggregate, $80.0 million, or (b) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
      Each share of Series B Preferred Stock was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. As a result of the commencement of the Company’s rights offering in August 2005 and the related issuance of warrants to the standby purchasers in September 2005, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred

Stock is convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock. This beneficial conversion feature was initially recorded as a reduction to the carrying value of the Series B Preferred Stock and an increase to additional paid-in-capital of $20.3 million, net of the remaining debt issuance costs of $0.6 million, and is being accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings available to common stockholders.
      On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company issued 211,830 shares of common stock to pay the dividend. In accordance with the Certificate of Designation of the Series B Preferred Stock, the common stock issued was valued using a 5% discount applied to the volume weighted average market price for the 20 trading days prior to March 31, 2005.
      On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.9 million, for dividends accrued and payable as of June 30, 2005 pursuant to the Certificate of Designation of the Company’s Series B Preferred Stock. The dividend payment was made in cash in the June 2005. On August 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock, in the amount of approximately $0.3 million, for dividends accrued and payable as of September 30, 2005 pursuant to the Certificate of Designation of the Company’s Series B Preferred Stock. The dividend payment was made in cash in September 2005.
      On September 23, 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends and a 1% early repayment fee. As a result of the redemption, the Company amortized $0.3 million of issuance costs related to the 857,944 shares redeemed.
      On October 19, 2005, a holder of the Company’s Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock which were each convertible into 2.3512 shares of our common stock at a conversion price of $20.16 per share. This transaction reduced the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the Securities and Exchange Commission staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist in the implementation of FAS 123(R). On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Footnote 12 to our consolidated financial statements.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FAS No. 109-1). The American Jobs Creation Act of 2004 introduced, subject to certain limitations, a phased in special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. FAS No. 109-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS No. 109-2). The American Jobs Creation Act of 2004 introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“Repatriation Provision”), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS No. 109-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
      The credit facility bears interest at a floating rate.
      The interest rate at December 31, 2005 was prime plus 2% for index rate loans. As a result of the amendment of the credit facility in November 2005, pricing will be determined by the Company’s adjusted EBITDA, and will range from LIBOR plus 2.5% to 3.5% on LIBOR loans or prime plus 1% to 2% for index rate loans. As of December 31, 2005, one-month LIBOR was 4.39% and prime rate was 7.25%. If one-month LIBOR or prime rate increased by 10% to 4.83% or 7.98%, respectively, cash interest expense related to the credit facility would increase by less than $0.1 million based on the expected usage of the credit facility. The overall effective cash interest rate for the prime plus 2% index rate loan, as of December 31, 2005, was 9.25%.

Foreign Currency Exchange Risk
      Sales and expenses and financial results of our Canadian operations are denominated in Canadian dollars. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in our Canadian subsidiary are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk with respect to sales made. Based upon annualizing the most recent quarter’s results, the effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.2 million. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.
      The financial statement information, including the reports of the independent registered public accounting firm (which includes such firm’s attestation report on management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting), required by this Item 8 is set forth on pages F-1 to F-54 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
      Our President, Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.
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
      Management assessed the effectiveness of DDi Corp.’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
      Based on this assessment, management determined that, as of December 31, 2005, DDi Corp. maintained effective internal control over financial reporting.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of DDi Corp. included in this report, has also audited management’s assessment of the effectiveness of internal control over financial reporting, as stated in their report under Item 15(a)(1).
Changes in Internal Control Over Financial Reporting
      There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
      Information regarding DDi Corp.’s executive officers is included in Item 1C of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference.
      The following table sets forth the directors of DDi Corp., their ages as of February 24, 2006, their term of office as directors, their positions or offices with us and their principal occupations for at least the past five years as of March 1, 2006.

Name	Age	Director Since	Principal Occupation and Other Information

Robert J. Amman	67	2003	Mr. Amman is currently the sole member of Blackland Associates LLC, through which he provides consulting services. From 1999 to 2000, Mr. Amman served as President of Global TeleSystems, Inc. (“GTS”), a European broadband network services provider. From 2000 to 2002, Mr. Amman was Chairman and Chief Executive Officer of GTS. Mr. Amman was Chairman, President and Chief Executive Officer of John H. Harland Company, a printing firm, from 1995 to 1998. Previously, from 1994 to 1995, he served as Vice Chairman of First Financial Management Corporation. From 1988 to 1994, Mr. Amman served as President and Chief Executive Officer of Western Union Corporation.
Robert Guezuraga	56	2001	Mr. Guezuraga is Senior Vice President and President, Diabetes Business, of Medtronic, Inc. a medical technology company since December 2004. From 1999 to 2004, he served as Senior Vice President and President, Medtronic Cardiac Surgery. From 1998 to 1999, he served as Vice President and General Manager of Medtronic Emergency Response Systems, a subsidiary of Medtronic that manufactures, sells and services external defibrillators and related medical equipment and accessories. From 1994 to 1998, he served as President and Chief Operating Officer of Physio-Control International, Inc., a medical equipment manufacturer. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE’s Medical Systems division.

Name	Age	Director Since	Principal Occupation and Other Information

Jay B. Hunt	66	2003	Mr. Hunt has served as Chairman of the Board of Directors of DDi Corp. since December 2003. Mr. Hunt is President of The Development Group, a business and financial advisory services firm, since 1993. From 1983 to 1987, he served as Chairman & Chief Executive Officer of FN Realty Services, a specialized financial services company. From 1988 to 1990, he was Executive Vice President, member of the Executive Committee and Director of FM Productions, an entertainment services firm. He is a member of the Board of Directors of Gentiae Clinical Research, Inc., a member of the Board of Advisors of Joie De Vivre Hospitality, an owner or manager of 30 hotels and restaurants, Chairman of the Board and a Director of the Ischemia Research & Education Foundation and a Director of the Indiana University Foundation.
Andrew E. Lietz	67	2003	Mr. Lietz currently serves as the Managing Director of Rye Capital Management, a private equity investment firm he founded in 2001. From 2000 until 2002, Mr. Lietz served as Executive Chairman of Clare Corporation, a manufacturer of integrated circuits. From 1995 until 2000, he served as President and Chief Executive Officer of Hadco Corporation, a global manufacturer of electronic interconnect products and services. Previously, Mr. Lietz served as Chief Operating Officer and Vice President of Hadco from 1991 to 1995, and served as director of Hadco from 1993 through 2000. Mr. Lietz serves as a director of Amphenol Corporation, a global manufacturer of electronic components for the industrial and military marketplace, Omtool, Ltd., a provider of e-mail and fax based messaging software, and Safeguard Scientifics, Inc, an operating company focused on acquiring and developing technology companies. He also serves on the Board of Trustees for the University System of New Hampshire.
Steven C. Schlepp	49	2005	Mr. Schlepp is president of Integrated Executive Services Corporation, a General Business and Private Equity Consulting Firm, since 2002. From 1996 to 2002, Mr. Schlepp served as President and Chief Executive Officer of Multilayer Technology Inc. (Multek), a provider of PCB and backpanel fabrication services. From 1990 until 1996, Mr. Schlepp served as President of Toppan West Incorporated, a wholly owned subsidiary of Toppan Electronics Ltd.

Name	Age	Director Since	Principal Occupation and Other Information

Carl R. Vertuca, Jr	59	2003	Mr. Vertuca is president of The Vertuca Group, a venture capital and real estate investment company since 2000. He is also a managing member of the limited liability company that is the general partner of SOB Ventures, a private equity fund. Since 1993, he served as executive vice president and a board member of The Dii Group, a publicly held contract manufacturing company, until it was acquired by Flextronics International for $2.3 billion in 2000. Prior to his tenure at The Dii Group, Mr. Vertuca held various senior level management positions in manufacturing, engineering and finance at IBM Corporation and StorageTek Corporation. Mr. Vertuca serves as a director of Reptron Electronics, Inc.
Mikel H. Williams	49	2005	Mr. Williams has served as President, Chief Executive Officer and Chief Financial Officer of the Company since November 2005. From November 2004 to October 2005, Mr. Williams served as Senior Vice President and Chief Financial Officer of the Company. Before joining the Company, Mr. Williams served as the sole member of Constellation Management Group, LLC providing strategic, operational and financial/capital advisory consulting services to companies in the telecom, software and high-tech industries from May to November 2004; and as Chief Operating Officer of LNG Holdings, a European telecommunications company where he oversaw the restructuring and sale of the business from June 2002 to December 2003. Prior to that, from November 1996 to June 2001, Mr. Williams held the following executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe: Senior Vice President, Ebone Sales from December 2000 through June 2001; President, GTS Broadband Services from August 2000 through November 2000; President, GTS Wholesale Services from January 2000 through July 2000; and prior thereto, Vice President, Finance of Global TeleSystems, Inc. Mr. Williams began his career as a certified public accountant in the State of Maryland working as an auditor for PricewaterhouseCoopers.
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
      To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2005 or prior years, and except as disclosed in the following paragraph, the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.
      The following persons made late filings of reports under Section 16(a) of the Exchange Act that related to transactions that occurred during the year ended December 31, 2005: (a) Robert Amman, Jay B. Hunt and Andrew Lietz, each of whom is one of the Company’s directors, each filed a late Form 4 in September 2005 in connection with the exercise of subscription rights in the Company’s rights offering; (b) Brad Tesch, one of our executive officers, filed a late Form 3 in December 2005 in connection with his initial appointment as an executive officer; and (c) Steve Schlepp, one of our directors, filed a late Form 3 in December 2005 in connection with his initial appointment as a director.
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
Audit Committee
      Robert J. Amman, Jay B. Hunt and Carl R. Vertuca are the members of the Company’s Audit Committee. The Company’s Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the Securities and Exchange Commission and Nasdaq. Furthermore, the Board of Directors has determined that Mr. Vertuca, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.

Item 11.	Executive Compensation.
      We are required by the Securities and Exchange Commission to disclose compensation earned during the last three fiscal years by (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2005; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal 2005; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.
      Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (a) Mikel H. Williams, our Chief Executive Officer and Chief Financial Officer; (b) Bradley Tesch, the only other most highly-compensated executive officer, other than the Chief Executive Officer, who was serving as an executive officer at the end of fiscal 2005 and whose salary and bonus exceeded $100,000; and (c) Bruce McMaster and Timothy Donnelly for whom disclosure would be required as one of the Company’s most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2005. All of these officers are referred to in this Annual Report on Form 10-K as the “Named Executive Officers.”

Summary Compensation Table
      The following table summarizes the annual and long-term compensation of the Named Executive Officers for the years ended December 31, 2003, 2004 and 2005. The table has been adjusted to reflect the Company’s one-for-seven reverse stock split on February 3, 2006.

					Long-Term Compensation

	Annual Compensation						Options to
					Restricted		Purchase
				Other Annual	Stock		Common	All Other
Name and Position	Year	Salary($)	Bonus($)	Compensation($)	Awards($)		Stock (#)	Compensation ($)

Mikel H. Williams(1)	2005	325,000	81,250	—*	—		214,286	166	(6)
President, Chief Executive	2004	50,000	—	—*	—		35,714	52	(6)
Officer, and Chief Financial	2003	—	—	—*	—		—	—
Officer
Bradley Tesch	2005	249,292	83,939	—*	—		78,572	436	(7)
Chief Operating Officer	2004	200,539	—	—*	679,950	(2)(3)	—	40,268	(7)
	2003	183,248	—	—*	—		10,693	40,275	(7)
Bruce D. McMaster	2005	431,605	151,500	—*	—		—	318	(8)
Former President and	2004	514,712	—	—*	4,929,638	(2)(4)	—	126,586	(8)
Chief Executive Officer	2003	501,256	—	—*	—		80,197	127,062	(8)
Timothy J. Donnelly	2005	193,664	67,500	—*	—		—	488	(9)
Former Vice President,	2004	229,327	—	—*	679,950	(2)(5)	—	45,500	(9)
Secretary and General Counsel	2003	225,000	—	—*	—		10,693	45,336	(9)

*	The aggregate amount of perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of the Named Executive Officer.

(1)	Mr. Williams joined the Company in November 2004.

(2)	The Restricted Stock Awards value was calculated using the closing market price on December 19, 2003 of $95.20, the date the awards were approved by the Board of Directors of the Company. The awards were actually granted in 2004 when all required documentation was completed.

(3)	Mr. Tesch held 3,571 shares of restricted stock at December 31, 2005, which are fully vested. The value of these shares at December 31, 2005 was $23,725. The Company does not expect to pay dividends on these shares.

(4)	Mr. McMaster held 40,642 shares of restricted stock at December 31, 2005, which are fully vested. The value of these shares at December 31, 2005 was $269,991. The Company does not expect to pay dividends on these shares.

(5)	Mr. Donnelly held 5,714 shares of restricted stock at December 31, 2005, which are fully vested. The value of these shares at December 31, 2005 was $37,960. The Company does not expect to pay dividends on these shares.

(6)	All other compensation for 2005 consisted of $166 representing term life insurance premiums paid by the Company for the benefit of Mr. Williams. All other compensation for 2004 consisted of $52 representing term life insurance premiums paid by the Company for the benefit of Mr. Williams.

(7)	All other compensation for 2005 consisted of $436 representing term life insurance premiums paid by the Company for the benefit of Mr. Tesch. All other compensation for 2004 consisted of: (a) $40,000 representing a discretionary retention payment under the KERP and (b) $268 representing term life insurance premiums paid by the Company for the benefit of Mr. Tesch. All other compensation for 2003 consisted of: (a) $40,000 representing a discretionary retention payment under the KERP and (b) $275 representing term life insurance premiums paid by the Company for the benefit of Mr. Tesch.

(8)	All other compensation for 2005 consisted of $318 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. All other compensation for 2004 consisted of: (a) $126,250 representing a discretionary retention payment under the KERP and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster. All other compensation for 2003 consisted of: (a) $126,750 representing a discretionary retention payment under the KERP and

(b) $312 representing term life insurance premiums paid by the Company for the benefit of Mr. McMaster.

(9)	All other compensation for 2005 consisted of $488 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. All other compensation for 2004 consisted of: (a) $45,000 representing a discretionary retention payment under the KERP and (b) $500 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly. All other compensation for 2003 consisted of: (a) $45,000 representing a discretionary retention payment under the KERP and (b) $336 representing term life insurance premiums paid by the Company for the benefit of Mr. Donnelly.

Stock Options
      Stock Option Grants. The following table shows stock option grants to the Named Executive Officers during fiscal 2005. The table has been adjusted to reflect the Company’s one-for-seven reverse stock split on February 3, 2006.

Potential Realizable Value
		Percentage of			At Assumed Annual Rates
	Number of	Total			of or Base Stock Price
	Securities	Options/SARs			Appreciation for Option
	Underlying	Granted to	Exercise or		Term(4)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted(#)(1)	Fiscal Year(2)	($/sh)(3)	Date	5%($)	10%($)

Mikel H. Williams	214,286	30.7%	$5.67	12/20/2015	$764,108	$1,936,400
Bradley Tesch	21,429	3.1%	$17.71	3/21/2015	$238,670	$604,837
	57,143	8.2%	$5.67	12/20/2015	$203,762	$516,374
Bruce D. McMaster	—	—	—	—	—	—
Timothy J. Donnelly	—	—	—	—	—	—

(1)	Options granted in fiscal year 2005 under the 2005 Stock Incentive Plan vest over three years in three equal annual installments. A few option grants were made under the 2003 Management Equity Incentive Plan (the “2003 Plan”) prior to the adoption of the 2005 Stock Incentive Plan. Options granted under the 2003 Plan vest one-third on the date of grant, one-third 18 months from the date of grant and one-third 36 months from the date of grant. Options granted to the Named Executive Officers at an exercise price of $5.67 were under the 2005 Stock Incentive Plan and options granted at an exercise price of $17.71 were under the 2003 Plan. Grants under both plans expire ten years from the date of grant.

(2)	Based on an aggregate of 697,144 options granted to all employees during fiscal year 2005.

(3)	All options were granted at an exercise price equal to the fair market value based on the closing market value of the Company’s common stock on the Nasdaq National Market on the date of grant.

(4)	The Company is required by the SEC to use 5% and 10% assumed annualized rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future common stock price. If the common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.
      Option Exercises/ Fiscal Year End Value. The following table shows stock option exercises by the Named Executive Officers during fiscal 2005 and the value of unexercised stock options held by the Named Executive Officers at the end of fiscal 2005. The table has been adjusted to reflect the Company’s one-for-seven reverse stock split on February 3, 2006.

Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at Fiscal		Options/SARs at Fiscal
			Year-End(#)		Year-End($)
	Shares Acquired on	Value
Name	Exercise(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mikel H. Williams	—	—	35,714	214,286	$—	$210,000
Bradley Tesch	—	—	29,508	59,757	$12,531	$66,857
Bruce D. McMaster	—	—	80,197	—	$175,410	$—
Timothy J. Donnelly	—	—	—	—	—	—
Employment Contracts and Termination of Employment and Change of Control Arrangements
      None of the Company’s Named Executive Officers is currently a party to an employment agreement with the Company except as described below.
      In December 2002, we implemented a plan designed to retain employees, known as the Key Employee Retention Program, or KERP. The KERP is a discretionary retention bonus program which paid a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. Our senior executives, including some of the Named Executive Officers, who were former employees have received retention payments under the KERP, the amounts of which are described in the Summary Compensation Table.
      On September 1, 2004 we adopted a Severance Plan for Key Employees Effective December 19, 2004 (the “2004 Severance Plan”). Under the 2004 Severance Plan, our senior executives and key employees (“Participants”), including each of our Named Executive Officers, may be entitled to receive a severance payment in the event the Participant’s employment is terminated by us without cause or the Participant voluntarily terminates his or her employment for good reason, as defined in the Severance Plan, before December 19, 2006. Under the Severance Plan, the size of severance payment that would be due to an executive upon termination ranges from 6 months salary to 24 months salary, depending on the Participant’s position with us. Under the Severance Plan, each of our Named Executive Officers would be entitled to 12 months salary. The Severance Plan also provides that we will pay or reimburse COBRA premiums made by a Participant who timely elects to receive COBRA coverage for health insurance under our group health insurance plan, for the period of time commencing with the Participant’s termination date and ending with the earlier of (a) the last day of the applicable severance term for which the Participant is entitled to receive a severance payment, and (b) the date upon which the Participant becomes eligible to participate in the health insurance plan of a subsequent employer without limitation for pre-existing conditions. On December 17, 2004, the Company amended and restated the 2004 Severance Plan to modify the list of eligible participants under the 2004 Severance Plan and to make related conforming changes to the 2004 Severance Plan. Under the 2004 Severance Plan, as amended and restated (a) David Blair, former Chief Executive Officer of DDi Europe Limited and a director of the Company, John Calvert, former Vice President of Sales for DDi Europe Limited, and Joseph Gisch, former Chief Financial Officer of the Company, were removed as participants in the 2004 Severance Plan and are no longer entitled to receive any benefits under the 2004 Severance Plan; (b) Mikel Williams, the Company’s then Senior Vice President and Chief Financial Officer, was added to the 2004 Severance Plan; and (c) the calculation of the severance payment for Mikel Williams was set as the sum of: (a) 12 months salary and (b) $225,000. Aside from the changes referenced above, no other changes were made to the 2004 Severance Plan. However, as discussed below, Mr. Williams’ severance benefit under the 2004 Severance Plan changed when he entered into an Employment Agreement with the Company.
      On February 9, 2006 Bruce McMaster, our former Chief Executive Officer, entered into a Confidential Severance Agreement and General Release (the “Severance Agreement”) with the Company. Under the Severance Agreement, Mr. McMaster agreed to a general release of all claims against the Company. If Mr. McMaster does not revoke the release provisions of the Severance Agreement, Mr. McMaster will receive, less applicable withholding taxes: (a) a severance payment equal to 24 months of his base salary and (b) insurance coverage for the period beginning on November 1, 2005 through October 31, 2007, substantially similar to that which Mr. McMaster was receiving or entitled to receive immediately prior to October 31,

2005. The severance payment, net of tax withholding, will be used to pay in full the outstanding principal and interest due of $0.7 million pursuant to the Secured Promissory Note and Pledge Agreement between the Company and Mr. McMaster. In addition, if Mr. McMaster does not revoke the release provisions of the Severance Agreement, the Company will accelerate the vesting of the following unvested stock options granted Mr. McMaster under the Company’s 2003 Management Equity Incentive Plan, so that all such stock options will vest immediately and become fully exercisable: (a) 7,129 Tranche A1 options (exercise price of $3.43); (b) 7,129 Tranche A2 options (exercise price of $35.00 per share); (c) 7,129 Tranche A3 options (exercise price of $40.25 per share); and (d) 5,346 Tranche A4 options (exercise price of $0.007 per share).
      On October 10, 2005, the Company entered into an employment letter with Diane N. Brundage to hire Ms. Brundage as its Senior Vice President — Sales effective October 10, 2005. Pursuant to the terms of the employment letter, Ms. Brundage will receive an annual base salary of $225,000, be eligible to receive an annual performance-based bonus in accordance with the Dynamic Details, Incorporated Senior Management Bonus Program for the fiscal year ending December 31, 2006. On December 20, 2005, the Company granted Ms. Brundage 50,000 stock options under the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”) at an exercise price of $5.67 per share, the fair value of a share of the Company’s common stock as defined in the Incentive Plan. On October 10, 2005, the Company entered into a severance agreement with Ms. Brundage. Under the severance agreement, Ms. Brundage will be eligible to receive severance payments equal to 12 months’ base pay if, during the period commencing on the first day of her employment and ending on December 31, 2006, the Company terminates Ms. Brundage’s employment other than for cause. Ms. Brundage’s employment is “at will” and may be terminated any time for any reason with or without notice.
      On March 16, 2006, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mikel H. Williams, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Williams will receive an annual base salary of $375,000 and will participate in the annual incentive bonus program established by the Company. The Employment Agreement has no specific term and is subject to termination by either the Company or Mr. Williams with or without cause.
      The Employment Agreement provides that if Mr. Williams’s employment is terminated by the Company without cause or by Mr. Williams for good reason, Mr. Williams will be entitled to severance equal to 24 months base salary plus an amount equal to the pro-rata portion of any bonus payments that Mr. Williams would have been entitled to under the Company’s bonus program had he not been terminated, payable in eighteen equal installments commencing on first business day after six months from the date of the termination (the “Severance Period”), plus reimbursement of the cost of medical insurance (including continuation coverage under COBRA, if applicable) for 24 months and 24 months accelerated vesting of outstanding options. In the event of a change of control of the Company, as defined in the Employment Agreement, Mr. Williams may resign for good reason within 120 days after the change of control if Mr. Williams is not offered a position with the Company’s successor with the same responsibilities, compensation or benefits that Mr. Williams has immediately prior to the change of control.
      The Employment Agreement provides that Mr. Williams will not solicit customers or employees of the Company during his employment with the Company and for the duration of the Severance Period. The Employment Agreement further provides that Mr. Williams will not accept employment with, or otherwise engage in, any business that competes with the Company during his employment or any period during which he is receiving severance payments from the Company.
      On December 7, 2005 the Compensation Committee of the Board of Directors of the Company adopted the Dynamic Details, Incorporated Senior Management Bonus Program for the fiscal year ended December 31, 2006 (the “2006 Bonus Program”). Selected employees, including all of the Company’s Named Executive Officers, are eligible to participate in the 2006 Bonus Program. Each participant in the 2006 Bonus Program has been assigned a target annual cash bonus. Participants may earn their bonuses based on (a) the achievement by the Company of certain financial goals set forth in the Company’s annual budget related to the Company’s EBITDA from the Company’s consolidated operations less the total amount of bonus payments awarded under the 2006 Bonus Program and certain other adjustments (“Net EBITDA”); and (b) meeting annual personal objectives established for each participating employee. Under the 2006 Bonus Program, the target bonus for Mikel Williams, the President and Chief Executive Officer of the Company, is $375,000, with the opportunity to earn 0-190% of this amount based on the level of personal performance and the achievement of the Company’s financial goals; the target bonus for Bradley Tesch, the Chief Operating Officer of the Company, is $137,500, with the opportunity to earn 0-180% of this amount based on the level of personal performance and the achievement of the Company’s financial goals; and the target bonus for Diane Brundage, Senior Vice President of Sales of the Company, is $67,500, with the opportunity to earn 0-175% of this amount based on the level of personal performance and the achievement of the Company’s financial goals. The 2006 Bonus Program also provides the Compensation Committee with discretion to grant additional discretionary bonuses to participants, including the Company’s Named Executive Officers, in the event that the Company achieves Net EBIDTA of 120% or more of the Company’s target.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Company’s Board of Directors is comprised of Robert Guezuraga, Jay B. Hunt, Andrew Lietz, and Steven C. Schlepp. No member of the Compensation Committee has ever been an officer or employee of the registrant or any of its subsidiaries.
Compensation of Directors
      Directors who are also employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee.
      Cash Compensation. In December 2003, our Board of Directors adopted a directors compensation policy pursuant to which each of our current and future outside directors will receive a $20,000 annual retainer, plus $2,000 per meeting attended. The Chairman of the Board and the chairman of the Audit Committee will each receive an additional annual retainer of $15,000. In addition, each other committee chairman will receive an additional annual retainer of $10,000. The non-chair members of committees will receive a $5,000 annual committee member retainer for each committee on which they serve. All committee members will also receive $1,000 per committee meeting attended.
      Stock Options. In December 2003, our Board of Directors adopted the 2003 Directors Equity Incentive Plan, subject to the further approval by the stockholders of the Corporation. Under the plan, the Board may from time to time grant stock options to purchase up to 14,286 shares of our common stock in the aggregate to each non-employee director. In December 2003, the Board approved, subject to stockholder approval of the 2003 Directors Equity Incentive Plan, a grant to each of our non-employee directors of 14,286 options with an exercise price of $35.00 per share, which was determined by the Board to be the fair market value for our common stock as of the date of grant. Our stockholders approved the 2003 Directors Equity Incentive Plan at our Annual Meeting of Stockholders on May 26, 2004.
      In December 2005, the Company awarded a grant to each of our non-employee directors of 21,429 stock options for a total of 128,574 shares at an exercise price of $5.67 per share under the 2005 Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership Table
      The following table sets forth certain information about the beneficial ownership of our common stock and preferred stock as of February 25, 2006 by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding common stock and each series of our outstanding preferred stock;

•	each of our current directors;

•	the Named Executive Officers; and

•	all of our current directors and executive officers as a group.
      The Company is not aware of any holder beneficially owning more than 5% of the voting power of our outstanding Series A Preferred. Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities. None of the Company’s officers or directors beneficially owns any shares of Series B Preferred Stock.
      Shares and percentages beneficially owned are based upon the number of shares of our common stock and Series B Preferred Stock outstanding on February 25, 2006, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of February 25, 2006 for each stockholder. Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares of our common stock or Series B Preferred Stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of the record date are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

	Amount and Nature of
	Beneficial Ownership

	Number of
	Shares	Right to		Percent of
Name and Address of Beneficial Owner(1)	Owned	Acquire	Total	Class

Common Stock
Principal Stockholders:
Contrarian Capital Management, LLC(2)	2,351,586	592,549	2,944,135	15.6%
411 West Putman Avenue, Suite 225 Greenwich, CT 06830
QVT Financial LLC(3)	1,665,382	162,121	1,827,503	9.9%
527 Madison Avenue, 8th Floor New York, New York 10022
Greywolf Capital Partners II(4)	1,863,024	230,200	2,093,224	11.3%
Greywolf Capital Overseas Fund 411 West Putnam Avenue, Suite 265 Greenwich, CT 06830
Caiman Partners, L.P.	797,259	460,401	1,257,660	6.7%
5506 Worsham Court Windermere, FL 34786

	Amount and Nature of
	Beneficial Ownership

	Number of
	Shares	Right to		Percent of
Name and Address of Beneficial Owner(1)	Owned	Acquire	Total	Class

Named Executive Officers and Directors:
Mikel H. Williams	—	35,714	35,714	*
Brad Tesch	3,571	29,508	33,079	*
Bruce D. McMaster	41,365	80,197	121,562	*
Timothy J. Donnelly	4,285	—	4,285	*
Robert J. Amman	5,291	14,286	19,577	*
Robert Guezuraga	—	14,286	14,286	*
Jay B. Hunt	4,828	14,286	19,114	*
Andrew E. Lietz	6,614	14,286	20,900	*
Steven C. Schlepp	25,000	—	25,000	*
Carl R. Vertuca, Jr.	1,328	14,286	15,614	*
All Directors and Executive Officers as a group (9 persons)	46,632	136,652	183,284	1.0%

Series B-1 Preferred Stock Principal Stockholder:
Isotope Limited	49,227	—	49,227	100.0%
C/o Amaranth LLC One America Lane Greenwich, CT 06831

Series B-1 Preferred Stock Principal Stockholder:
Capital Ventures International	21,097	—	21,097	5.9%
401 City Ave., Ste. 220 Bala Cynwyd, PA 19004
Contrarian Funds LLC	19,666	—	19,666	5.5%
411 West Outman Avenue, Suite 225 Greenwich, CT 06830
Manchester Securities Corporation	70,324	—	70,324	19.7%
712 Fifth Ave., 35th Fl. New York, NY 10017
Deutsche Bank, AG London Branch	140,646	—	140,646	39.4%
C/o QVT Financial LP 527 Madison Ave., 8th Fl. New York, NY 10022
Portside Growth and Opportunity Fund(10)	70,324	—	70,324	19.7%
C/o Ramius Capital Group LLC 666 Third Ave., 26th Fl. New York, NY 10017
RCG Latitude Master Fund Ltd.(11)	35,161	—	35,161	9.8%
C/o Ramius Capital Group LLC 666 Third Ave., 26th Fl. New York, NY 10017

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o DDi Corp., 1220 Simon Circle, Anaheim, California 92806.

(2)	This beneficial ownership information is based on information contained in an amended Schedule 13G/ A filed with the SEC on February 14, 2006. Contrarian Capital Management, LLC (“Contrarian Capital”) is the investment manager for Contrarian Equity Fund, LP (“Contrarian Equity”). Contrarian Capital owns 2,944,135 shares of Common Stock, consisting of 2,351,586 shares of Common Stock and warrants that are immediately exercisable into 592,549 shares of Common Stock. Contrarian Equity beneficially owns 2,828,057 shares of Common Stock, consisting of 2,199,896 shares of Common Stock and warrants that are immediately exercisable into 628,161 shares of Common Stock.

(3)	This beneficial ownership information is based on information contained in an amended Schedule 13G/ A filed with the SEC on February 14, 2006. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “QVT Fund”), which beneficially owns 1,489,131 shares of Common Stock, consisting of 1,327,010 shares of Common Stock and warrants that are immediately exercisable into 162,121 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 338,372 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by each of the QVT Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,827,503 shares of Common Stock, consisting of the shares owned by the QVT Fund and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial.

(4)	This beneficial ownership information is based on information contained in an amended Schedule 13G/ A filed with the SEC on September 25, 2005. Greywolf Capital Partners II LP (“Greywolf Capital Partners”) owns 1,086,593 shares of Common Stock, consisting of 856,393 shares of Common Stock and warrants that are immediately exercisable for 230,200 shares of Common Stock. Greywolf Capital Overseas Fund owns 1,006,631 shares of Common Stock. Jonathan Savitz is the senior managing member of a limited liability company, which is the sole general partner of Greywolf Capital Partners. Mr. Savitz is also the managing member of a limited liability company, which is the general partner of the investment manager for Greywolf Capital Overseas Fund. This investment manager exercises investment discretion and control over the securities held by Greywolf Capital Overseas Fund. Accordingly, Mr. Savitz may be deemed to be the beneficial owner of an aggregate amount of 2,093,224 shares of Common Stock, consisting of the shares owned by Greywolf Capital Partners and the shares owned by Greywolf Capital Overseas Fund.
Securities Authorized for Issuance under Equity Compensation Plans
      The Company has three equity compensation plans — the 2003 Management Equity Incentive Plan, the 2003 Directors Equity Incentive Plan, and the 2005 Stock Incentive Plan. A description of the material features of each of these plans is included in Note 11 to the consolidated financial statements under the caption “Stock Options”.

      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2005.
Equity Compensation Plan Information

	(a)		(b)	(c)

				Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued upon		Exercise Price of	Future Issuance under
	Exercise of		Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights		and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders(1)	870,715		$8.08	1,357,857	(1)
Equity compensation plans not approved by security holders(2)	294,121	(2)	$25.45	—

Total	1,164,836		$12.47	1,357,857

(1)	Represents the maximum number of shares of our common stock that may be issued pursuant to outstanding options granted under and available for future grant under the 2003 Directors Equity Incentive Plan and the 2005 Stock Incentive Plan.

(2)	Represents the maximum number of shares of our common stock that may be issued pursuant to outstanding options granted under the 2003 Management Equity Incentive Plan, which was approved by the Bankruptcy Court in connection with the Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003.

Item 13.	Certain Relationships and Related Transactions.
      On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, we loaned the sum of $0.6 million to Bruce D. McMaster, who at the time was President and Chief Executive Officer and member of our Board of Directors. The note which bears interest at the Applicable Federal Rate (2.7% per annum), matured in November 2002, but has not been repaid to date. The note is collateralized by 722 shares of our common stock. The terms relating to this loan were not negotiated at arm’s-length and were more favorable to Mr. McMaster than terms that could be obtained by an unaffiliated third party. In connection with the Severance Agreement (discussed in Item 11. Executive Compensation) between the Company and Mr. McMaster, the severance payment net of tax withholding, will be used to pay in full the outstanding principal and interest due of $0.7 million under the note.
      On February 9, 2005, two joint administrators were appointed to assume day-to-day management of DDi Europe, Limited and certain of its subsidiaries. Pursuant to the actions of the Administrators, DDi Europe will underwent a restructuring pursuant to which the Company no longer has U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for up to £21.5 million (approximately U.S.$39.8 million) of which £20.1 million (approximately U.S.$37.2 million) was the initial sales consideration paid. The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied approximately £20.1 million (approximately U.S.$37.2 million) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving approximately £1.4 million (approximately U.S.$2.6 million) outstanding under the DDi Europe credit facilities. The remaining credit facility balance was to be satisfied from the proceeds from the sale or other disposition of the remaining assets of DDi Europe by the Administrators, including the businesses of the remaining operation subsidiaries of DDi Europe not transferred to eXception Group with any deficiency to be paid by eXception Group. David Blair, a former director of the Company, and currently a director and the Chief Executive Officer of DDi Europe, is the new Chief Executive Officer of the eXception Group and John Calvert, a former director of DDi Europe is a member of senior management of the eXception Group. Messrs. Blair and Calvert and several other former employees of DDi Europe own equity interests in the eXception Group. The Company is not, and will not be, a part of the ownership of the eXception Group and does not expect to receive any proceeds from the transfer of the assets of DDi Europe or any of its subsidiaries in connection with the administration. The Company has no affiliation with, or control over, the Administrators and the Company was not a part of any decision made by the Administrators after the Administrators assumed day-to-day management of DDi Europe and certain of its subsidiaries.

Item 14.	Principal Accounting Fees and Services.
      The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm for each of the last two fiscal years.

	Fiscal Year

	2004	2005

Audit fees	$2,510,527	$1,278,925
Audit related fees	117,700	93,000
Tax fees	305,016	104,955
All other fees	—	3,000

Total	$2,933,243	$1,479,880

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
      Audit-related fees. This category consists of fees for services related to security offerings, registration of employee and director options and review of press releases during fiscal 2004 and 2005.
      Tax fees. This category consists of professional services billed for those fiscal years and rendered by PricewaterhouseCoopers LLP for tax services, including tax compliance, tax advice and tax planning.
      All other fees. This category consists of licensing of accounting literature software.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements
Index to Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-4
Consolidated Statements of Operations for the Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and the Years Ended December 31, 2004 and 2005 (Reorganized DDi Corp.)
F-5
Consolidated Statements of Comprehensive Income (Loss) for the Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and the Years Ended December 31, 2004 and 2005 (Reorganized DDi Corp.)
F-6
Consolidated Statements of Stockholders’ Equity (Deficit) for the Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and the Years Ended December 31, 2004 and 2005 (Reorganized DDi Corp.)
F-7
Consolidated Statements of Cash Flows for the Eleven Months Ended November 30, 2003 (Predecessor DDi Corp.), One Month Ended December 31, 2003 and the Years Ended December 31, 2004 and 2005 (Reorganized DDi Corp.)
F-10
Notes to Consolidated Financial Statements	F-13
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

Exhibit	Description

2.1	Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)
2.2	Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.(1)
3.2	Certificate of Designation of DDi Corp.(1)
3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.(3)
3.5	Amended and Restated Bylaws of DDi Corp.(4.)

Exhibit		Description

Material Contracts Relating to Management Compensation Plans or Arrangements
10	.1*	Dynamic Details Incorporated 2006 Senior Management Bonus Program.
10.2		DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)
10.3		2003 Directors Equity Incentive Plan.(6)
10.4		Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)
10.5		DDi Corp. 2003 Management Incentive Plan.(7)
10.6		Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan).(8)
10.7		Form of Stock Option Agreement (2003 Management Equity Incentive Plan).(8)
10.8		Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)
10.9		Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)
10	.10*	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams
10.11		Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)
10.12		DDi Corp. 2005 Stock Incentive Plan.(3)
10.13		Amendment to Restricted Stock Agreement (with schedule of parties attached).(11)
10.14		Amendment to Non-Qualified Stock Option Agreement (with schedule of parties attached).(11)
10.15		Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)
10.16		Employment Letter dated September 29, 2005 between DDi Corp. and Diane N. Brundage.(12)
10.17		Severance Agreement dated October 10, 2005 between DDi Corp. and Diane N. Brundage.(12)
10.18		Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan.(13)
10.19		Confidential Severance Agreement and General Release dated February 9, 2006 between DDi Corp. and Bruce McMaster.(24)
Other Material Contracts
10.20		Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)
10.21		Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(14)
10.22		Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(14)
10.23		Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(15)
10.24		Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado.(16)
10.25		Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado.(16)
10.26		Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(16)
10.27		Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(17)
10.28		Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(18)
10.29		Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(17)

Exhibit	Description

10.30	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(15)
10.31	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(18)
10.32	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)
10.33	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(18)
10.34	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(15)
10.35	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)
10.36	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)
10.37	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)
10.38	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.39	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.40	Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.41	Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.42	Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)
10.43	Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)
10.44	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(19)

Exhibit		Description

10.45		Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(19)
10.46		Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(19)
10.47		Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(19)
10.48		Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(19)
10.49		Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(19)
10.50		Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(19)
10.51		Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(19)
10.52		Common Stock Purchase Warrant dated September 21, 2005, with schedule of parties attached.(20)
10.53		Registration Rights Agreement dated September 21, 2005.(20)
10.54		Amendment No. 1 to Standby Securities Purchase Agreement dated September 21, 2005.(20)
10.55		Purchase Agreement, dated as of June 2, 2005, by and between DDi Corp. and Caiman Partners, L.P., Contrarian Turnaround Equities, LLC, Greywolf Capital Partners II LP, QVT Fund LP, Sankaty Credit Opportunities, L.P., Sankaty High Yield Asset Partners, L.P., Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P. and Sankaty Prospect Credit Partners, L.P.(21)
10.56		Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., the other Credit Parties signatory thereto and General Electric Capital Corporation.(22)
10.57		Amendment No. 2 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.(22)
10.58		Amendment No. 3 to Real Property Master Lease Agreement.(22)
14.1		Code of Business Conduct and Ethics.(23)
21.1		Subsidiaries of DDi Corp.(25)
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Chief Executive Officer and Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on August 10, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(4)	Previously filed with the Commission on August 9, 2005 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(12)	Previously filed with the Commission on October 11, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(13)	Previously filed with the Commission on December 27, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(14)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(17)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(18)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(19)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(20)	Previously filed with the Commission on September 23, 2005 as an exhibit to DDi Corp.’s Amended Current Report on Form 8-K/ A.

(21)	Previously filed with the Commission on June 5, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(22)	Previously filed with the Commission on November 29, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(23)	Previously filed with the Commission on March 6, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(24)	Previously filed with the Commission on February 15, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(25)	Previously filed with the Commission on March 16, 2005 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 16th day of March, 2006.

DDi CORP.

By:	/s/ Mikel H. Williams

Mikel H. Williams
President, Chief Executive
Officer and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mikel H. Williams Mikel H. Williams	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 16, 2006

/s/ John Elwood John Elwood	Corporate Controller (Principal Accounting Officer)	March 16, 2006

/s/ Robert J. Amman Robert J. Amman	Director	March 16, 2006

/s/ Robert Guezuraga Robert Guezuraga	Director	March 16, 2006

/s/ Jay B. Hunt Jay B. Hunt	Director	March 16, 2006

/s/ Andrew E. Lietz Andrew E. Lietz	Director	March 16, 2006

/s/ Steven C. Schlepp Steven C. Schlepp	Director	March 16, 2006

/s/ Carl R. Vertuca, Jr. Carl R. Vertuca, Jr.	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of DDi Corp.:
      We have completed integrated audits of DDi Corp.’s (Reorganized Company or Company) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its consolidated financial statements as of and for the one month ended December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the one month ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of DDi Corp.:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of DDi Corp. and its subsidiaries (Predecessor Company or Company) for the period from January 1, 2003 to November 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 16, 2006

DDi CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Reorganized DDi Corp.
	December 31,

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$23,526	$25,985
Cash and cash equivalents — restricted (see Note 10)	—	2,972
Accounts receivable, net	26,564	29,710
Inventories	17,996	16,117
Prepaid expenses and other	1,713	1,506
Current assets held for disposal	33,016	—

Total current assets	102,815	76,290
Property, plant and equipment, net	36,376	31,063
Debt issuance costs, net	1,780	895
Goodwill	99,375	41,845
Other intangibles, net	18,009	13,411
Deferred income tax asset	541	251
Assets held for disposal	26,245	—
Other	810	573

Total assets	$285,951	$164,328

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$916	$—
Revolving credit facilities	15,948	19,929
Accounts payable	16,389	15,443
Accrued expenses and other liabilities	14,527	12,639
Income tax payable	1,099	2,070
Current liabilities held for disposal	67,853	—

Total current liabilities	116,732	50,081
Long-term debt and capital lease obligations	18,252	—
Notes payable and other	8,602	4,745
Liabilities held for disposal	3,725	—
Series A preferred stock	—	—

Total liabilities	147,311	54,826

Commitments and contingencies (Note 14)
Series B mandatorily redeemable preferred stock	61,557	1,513
Stockholders’ equity:
Common stock — $0.001 par value, 75,000,000 shares authorized and 3,917,340 shares issued and outstanding at December 31, 2004; $0.001 par value, 190,000,000 shares authorized and 18,259,356 shares issued and outstanding at December 31, 2005	4	18
Additional paid-in capital	147,761	231,821
Deferred compensation	(9,445)	(349)
Accumulated other comprehensive income (loss)	(712)	346
Stockholder receivables	(652)	—
Accumulated deficit	(59,873)	(123,847)

Total stockholders’ equity	77,083	107,989

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$285,951	$164,328

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

	(See Note 21)	(See Note 21)
Net sales	$144,950	$14,613	$189,007	$184,625
Cost of goods sold:
Cost of goods sold	128,232	11,339	151,520	153,278
Restructuring-related inventory impairment	1,736	—	—	1,253
Non-cash compensation and amortization of intangibles	—	6,855	12,556	3,428

Total cost of goods sold	129,968	18,194	164,076	157,959
Gross profit (loss)	14,982	(3,581)	24,931	26,666
Operating expenses:
Sales and Marketing:
Sales and marketing	13,521	1,123	14,531	14,877
Non-cash compensation	—	1,021	2,402	116

Total sales and marketing	13,521	2,144	16,933	14,993
General and Administration:
General and administration	8,533	535	12,368	13,639
Non-cash compensation	—	1,533	4,155	1,058
Officer’s severance	—	—	676	1,031

Total general and administration	8,533	2,068	17,199	15,728
Amortization of intangibles	—	383	4,598	4,598
Goodwill impairment	2,000	—	—	54,669
Restructuring and other related charges	3,823	439	903	4,703
Reorganization expenses	7,378	471	829	—

Operating loss	(20,273)	(9,086)	(15,531)	(68,025)
Loss on interest rate swap termination	5,621	—	—	—
Interest expense and other expense, net	16,316	788	7,637	4,756
Reorganization items:
Gain on extinguishment of debt	(120,444)	—	—	—
Fresh start accounting adjustments	(115,167)	—	—	—
Reorganization proceeding expenses	14,034	1,138	—	—

Income (loss) from continuing operations before income taxes	179,367	(11,012)	(23,168)	(72,781)
Income tax benefit (expense)	(60)	39	(1,984)	(1,429)

Income (loss) from continuing operations	179,307	(10,973)	(25,152)	(74,210)
Net income (loss) from discontinued operations, net of tax	(14,885)	(3,035)	(20,713)	10,236

Net income (loss)	164,422	(14,008)	(45,865)	(63,974)
Less: Series B preferred stock dividends and accretion	—	—	(4,044)	(6,473)

Net income (loss) available to common stockholders	$164,422	$(14,008)	$(49,909)	$(70,447)

Income (loss) per share of common stock from continuing operations — basic	$24.48	$(2.99)	$(7.51)	$(10.04)
Income (loss) per share of common stock from continuing operations — diluted	$20.51	$(2.99)	$(7.51)	$(10.04)
Net income (loss) per share of common stock — basic	$22.45	$(3.82)	$(12.85)	$(8.76)
Net income (loss) per share of common stock — diluted	$18.87	$(3.82)	$(12.85)	$(8.76)
The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

	(See Note 21)	(See Note 21)
Net income (loss)	$164,422	$(14,008)	$(45,865)	$(63,974)
Other comprehensive income (loss):
Foreign currency translation adjustments	783	(152)	(560)	1,058
Unrealized loss on interest rate swap agreements, net of income tax effect	(165)	—	—	—
Reclassification adjustment for loss on interest rate swap termination	5,621	—	—	—
Unrealized holding loss on marketable securities — available for sale	(4)	—	—	—
Effect of fresh start accounting adjustments	(3,020)	—	—	—

Comprehensive income (loss)	$167,637	$(14,160)	$(46,425)	$(62,916)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional				Other
			Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Share	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total

	(In thousands, except share amounts)
Balance, December 31, 2002 (Predecessor DDi Corp.)	7,291,556	$70	$542,196	$—	$(618)	$(702,293)	$(3,215)	$(163,860)
Issuance of common stock upon exercise of stock options	11,352	—	4	—	—	—	—	4
Issuance of common stock through Employee Stock Purchase Plan	44,808	—	18	—	—	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	783	783
Accrued interest on stockholder receivables	—	—	—	—	(15)	—	—	(15)
Unrealized loss on interest rate swap agreements, net of income tax	—	—	—	—	—	—	(165)	(165)
Reclassification adjustment for loss on interest rate swap termination	—	—	—	—	—	—	5,621	5,621
Unrealized holding loss on marketable securities	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	164,422	—	164,422
Cancellation of common stock	(7,075,162)	(70)	70	—	—	—	—	—
Issuance of new common stock	35,703	—	1	—	—	—	—	1
Debt discharge	3,357,142	3	88,192	—	—	—	—	88,195
Fresh start accounting adjustments	—	—	(534,851)	—	—	537,871	(3,020)	—

Balance, November 30, 2003 (Predecessor DDi Corp.)	3,665,399	3	95,630	—	(633)	—	—	95,000

Balance, December 1, 2003 (Reorganized DDi Corp.)	3,665,399	3	95,630	—	(633)	—	—	95,000
Deferred compensation	—	—	43,052	(43,052)	—	—	—	—
Amortization of deferred compensation	—	—	—	10,598	—	—	—	10,598
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	(152)
Accrued interest on stockholder receivables	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	(14,008)	—	(14,008)

	Common Stock		Additional				Other
			Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Share	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total

	(In thousands, except share amounts)
Balance, December 31, 2003 (Reorganized DDi Corp.)	3,665,399	3	138,682	(32,454)	(635)	(14,008)	(152)	91,436
Deferred compensation adjustments	—	—	(2,027)	2,027	—	—	—	—
Amortization of deferred compensation	—	—	—	20,982	—	—	—	20,982
Issuance of new common stock in private placement, net of offering costs	142,857	1	14,766	—	—	—	—	14,767
Issuance of common stock upon exercise of stock options	13,549	—	383	—	—	—	—	383
Vesting of restricted common stock	95,535	—	1	—	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(560)	(560)
Accrued interest on shareholder receivables	—	—	—	—	(17)	—	—	(17)
Accrual of dividends payable on Series B preferred stock	—	—	(2,765)	—	—	—	—	(2,765)
Accretion on Series B Preferred Stock	—	—	(1,279)	—	—	—	—	(1,279)
Net loss	—	—	—	—	—	(45,865)	—	(45,865)

Balance, December 31, 2004 (Reorganized DDi Corp.)	3,917,340	4	147,761	(9,445)	(652)	(59,873)	(712)	77,083
Deferred compensation	—	—	(5,095)	5,095	—	—	—	—
Amortization of deferred compensation	—	—	—	4,001	—	—	—	4,001
Issuance of new common stock in rights offering and in standby purchase agreement	14,013,159	14	74,986	—	—	—	—	75,000
Costs incurred in connection with the issuance of common stock	—	—	(2,954)	—	—	—	—	(2,954)

	Common Stock		Additional				Other
			Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Share	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total

	(In thousands, except share amounts)
Series B preferred stock beneficial conversion feature, net of accretion of $1,509 (and debt issuance costs of $414)	—	—	17,410	—	—	—	—	17,410
Conversion of Series B preferred stock to common stock	49,603	—	1,000	—	—	—	—	1,000
Issuance of new common stock upon exercise of stock options	7,603	—	26	—	—	—	—	26
Issuance of restricted common stock	59,821	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	512	512
Foreign currency translation recognized on disposal of DDi Europe	—	—	—	—	—	—	546	546
Accrued interest on stockholder receivables		—	—	—	(18)	—	—	(18)
Repayment of stockholder receivables (including interest of $70)	—	—	—	—	670	—	—	670
Dividends paid in common stock on Series B preferred stock	211,830	—	3,660	—	—	—	—	3,660
Accrual of dividends payable on Series B preferred stock, including 1% redemption fee of $203	—	—	(3,179)	—	—	—	—	(3,179)
Accretion on Series B preferred stock	—	—	(1,794)	—	—	—	—	(1,794)
Net loss	—	—	—	—	—	(63,974)	—	(63,974)

Balance, December 31, 2005 (Reorganized DDi Corp)	18,259,356	$18	$231,821	$(349)	$—	$(123,847)	$346	$107,989

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

	(See Note 21)	(See Note 21)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$179,307	$(10,973)	$(25,152)	$(74,210)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash and accrued restructuring and other related charges	6,899	570	757	2,478
Accrued reorganization proceeding charges	3,170	40	—	—
Restructuring related inventory impairment	1,736	—	—	1,253
Depreciation	12,399	923	9,856	9,918
Provision for doubtful accounts	413	2	1,085	658
Amortization of debt issuance costs and discount	2,439	47	1,496	702
Capital senior note accretion	—	157	581	200
Amortization of intangible assets and loss on early extinguishment of debt	—	1,537	5,367	4,598
Goodwill impairment	2,000	—	—	54,669
Amortization of deferred interest rate swap loss	5,054	—	—	—
Write-off of debt issuance costs	6,162	—	—	—
Deferred income taxes	—	—	(24)	—
Interest income on stockholder receivables	(15)	(2)	(17)	(18)
Loss (gain) on sale of fixed assets	65	(48)	164	256
Gain on extinguishment of debt	(120,444)	—	—	—
Fresh start accounting adjustments	(115,167)	—	—	—
Non-cash compensation	—	8,255	18,345	4,602
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,274	2,795	(3,491)	(3,624)
(Increase) decrease in inventories	(1,879)	(1,230)	(1,195)	698
(Increase) decrease in prepaid expenses and other	2,030	208	(427)	215
Increase in current income taxes	1,926	145	281	2,097
Increase (decrease) in accounts payable	(4,811)	3,883	2,337	(1,313)
Increase (decrease) in accrued expenses and other accrued liabilities	5,248	(751)	(6,327)	(4,735)

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) — (Continued)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

	(See Note 21)	(See Note 21)
Net cash provided by (used in) continuing operations	(12,194)	5,558	3,636	(1,556)
Net cash provided by (used in) discontinued operations	(6,970)	1,091	(4,700)	(1,975)

Net cash provided by (used in) operating activities	(19,164)	6,649	(1,064)	(3,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(3,897)	(132)	(4,378)	(6,699)
Proceeds from sale of fixed assets	70	800	1,510	116
Purchase of marketable securities — available for sale	(64)	—	—	—
Proceeds from sale of marketable securities — available for sale	175	—	—	—
Proceeds from (investment in) restricted assets	1,892	—	7,500	(2,972)
Cash outflows related to acquisition earn out	(750)	—	(475)	(300)
Net cash used in investing activities from discontinued operations	(1,418)	(278)	(3,354)	(9)

Net cash provided by (used in) investing activities	(3,992)	390	803	(9,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,621)	—	(71,695)	—
Net borrowings on revolving credit facilities	—	—	15,948	3,981
Refunds (payments) of debt issuance costs	(1,715)	—	(2,350)	183
Payments of other notes payable	—	—	(500)	—
Principal payments on capital lease obligations	(1,879)	(83)	(1,330)	(963)
Issuance proceeds (redemption payments) of Series B preferred stock	—	—	61,000	(40,667)
Costs incurred in connection with the issuance of Series B preferred stock	—	—	(3,488)	—
Proceeds from subscription rights exercises and Standby Purchase Agreement	—	—	—	75,000
Proceeds from issuance of common stock	—	—	15,980	—
Costs incurred in connection with the issuance of common stock	—	—	(1,213)	(2,645)
Repayment of senior accretion note	—	—	—	(18,394)

DDi CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) — (Continued)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

	(See Note 21)	(See Note 21)
Repayment of stockholder receivable, including interest	—	—	—	670
Issuance of common stock through Employee Stock Purchase Plan	18	—	—	—
Dividends paid on series B preferred stock	—	—	—	(2,280)
Proceeds from exercise of stock options	4	—	383	26
Net cash provided by (used in) financing activities from discontinued operations	5,737	(726)	308	885

Net cash provided by (used in) financing activities	(456)	(809)	13,043	15,796

Effect of exchange rate changes on cash	(282)	(68)	(458)	58

Net increase (decrease) in cash and cash equivalents	(23,894)	6,162	12,324	2,459
Cash and cash equivalents, beginning of period	28,934	5,040	11,202	23,526

Cash and cash equivalents, end of period	$5,040	$11,202	$23,526	$25,985

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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
      In October 1997, the Company completed a recapitalization transaction with a group of investors. The historical bases of the Company’s assets and liabilities were not affected. In connection with the recapitalization, DDi Corp. incorporated Dynamic Details as a wholly-owned subsidiary and contributed substantially all of its assets, subject to certain liabilities, to Dynamic Details. In November 1997, DDi Corp. organized DDi Capital as a wholly-owned subsidiary, and in February 1998, contributed substantially all its assets (including all of the shares of common stock of Dynamic Details), subject to certain liabilities, including discount notes, to DDi Capital. In July 1998, DDi Corp. organized Intermediate as a wholly-owned subsidiary and contributed all of the shares of common stock of DDi Capital to Intermediate. In April 2000, DDi Corp. acquired MCM, and subsequently combined MCM with its other European operations to form DDi Europe. The Company filed a petition on August 20, 2003 with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11. The Company’s Plan of Reorganization dated as of August 30, 2003 was substantially consummated on December 2, 2003, and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.
      The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005 (see Note 5). Accordingly, DDi Europe is presented in the consolidated financial statements as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of DDi Europe have been shown as current and non-current assets held for disposal and current and non-current liabilities held for disposal, respectively, in the Consolidated Balance Sheet as of December 31, 2004. Dynamic Details represents the operating division of DDi Corp.
      The Company has historically experienced negative cash flows from operations. The Company had net cash used in continuing operations of $12.2 million and $1.6 million for the eleven months ended November 30, 2003 and the year ended December 31, 2005, respectively. The Company’s principal source of liquidity to fund ongoing operations has been cash, cash equivalents, cash provided from continuing operations for the one month ended December 31, 2003 and the year ended December 31, 2004 and debt and/or equity offerings. The Company’s management believes the Company has sufficient cash and availability under its asset based revolving credit facility to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Accordingly, the Company has made and may make offerings of debt, preferred stock and common stock which will improve the Company’s liquidity position.

Common Stock Reverse Split
      On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fresh Start Accounting
      In connection with DDi Corp.’s emergence from bankruptcy (see Note 3), the Company adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective November 30, 2003. Under fresh start accounting, a new reporting entity, known as “Reorganized DDi Corp.” is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their fair value. Accordingly, the balance sheets, operating results and cash flows of the Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to the “Predecessor Company” are references to the Company for periods prior to December 1, 2003 and references to the “Reorganized Company” are references to the Company for periods subsequent to November 30, 2003. The Reorganized Company’s financial statements are not comparable to the Predecessor Company’s financial statements. Although December 2, 2003, was the date the bankruptcy court approved the Company’s plan of reorganization and December 12, 2003, was the effective date of the plan of reorganization (and the date of the Company’s emergence from bankruptcy), for financial reporting convenience purposes, the Company accounted for the consummation of the plan of reorganization as of November 30, 2003. The impact of this was not material to these financial statements. There were no material unsatisfied conditions as of December 2, 2003.

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
      Cash and cash equivalents — restricted — The Company had classified a portion of its cash and cash equivalents as restricted at December 31, 2005 for the payment of future dividends or principal payments of the Series B preferred stock.
      Receivables and Allowances for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Management determines the allowance based on historical write-off experience and specific account review. Management reviews the allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.
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
      Revenue recognition — The Company’s revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans, and other value-added services. The Company recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss has transferred, and collectibility is reasonably assured — when products are shipped to the customer. The Company does not have customer acceptance provisions, but it does provide its customers a limited right of return for defective printed circuit boards. The Company records warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with Management’s estimates.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the Company’s warranty reserves for the eleven months ended November 30, 2003, the one month ended December 31, 2003, and the years ended December 31, 2004 and 2005 are as follows (in thousands):

	Predecessor
	DDi Corp.
		Reorganized DDi Corp.
	Eleven Months
	Ended	One Month Ended	Year Ended	Year Ended
	November 30, 2003	December 31, 2003	December 31, 2004	December 31, 2005

Beginning balance	$659	$547	$522	$656
Current year warranty charges	2,108	105	2,762	2,556
Net utilization	(2,220)	(130)	(2,628)	(2,685)

Ending Balance	$547	$522	$656	$527

      Shipping costs — Shipping costs billed to customers are included in revenue with related costs in cost of goods sold in accordance with Emerging Issues Task Force (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs.”
      Comprehensive income (loss) — SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) for DDi Corp. consists primarily of net income (loss) plus the effect of foreign currency translation adjustments and net losses on interest rate swaps.
      Concentration of credit risk — Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2003, 2004 and 2005, no individual customer accounted for 10% or more of the Company’s net sales. At December 31, 2004, no individual customer accounted for 10% or more of the Company’s total receivables. At December 31, 2005, one customer accounted for 12% of the Company’s total receivables.
      Environmental matters — The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. To date, such costs have not been material (see Note 14).
      Income taxes — The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations (see Note 13).
      Long-lived assets — The Company evaluates long-lived assets that are to be disposed of by sale and measures them at the lower of book value or fair value less cost to sell and evaluates all other long-lived assets with finite lives periodically for impairment. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated associated undiscounted cash flows. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.
      Goodwill and identifiable intangibles — The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” and prospectively ceased amortization of goodwill and other intangible assets with

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indefinite lives. SFAS No. 142 requires goodwill and intangible assets that are not amortized be tested for impairment at least annually (see Note 19). SFAS No. 142 also requires goodwill to be assigned to and tested for impairment at the reporting unit level. The Company determined its reporting units based on their economic characteristics in accordance with SFAS 142.
      Deferred lease liability — This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $1.9 million and $1.4 million is a current deferred liability at December 31, 2004 and 2005, respectively. Amortization for the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005 was $0.2 million, $2.1 million and $1.9 million, respectively.
      Fair value of financial instruments — The fair value of financial instruments including cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2004 and 2005. The fair value of the Company’s Capital Senior Accreting Notes at December 31, 2004 approximated book value.
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
      Derivative financial instruments — The Company has only limited involvement with derivative financial instruments. From October 1998 through April 2003 the Company utilized interest rate exchange agreements (“Swap Agreements”) to reduce the risk of fluctuations in interest rates on its indebtedness.
      Pursuant to its interest rate risk management strategy and to certain requirements imposed by the Company’s Senior Credit Facility (see Note 8) in November 2001, the Company entered into new swap agreements. The agreements qualified as effective hedges under SFAS No. 133. The initial fair value of the amended swaps was being recognized as reductions to periodic interest expense over their remaining term, in accordance with SFAS No. 133. The annual fixed rate of interest paid under the swap agreements was 6.49% for 2003.
      On April 25, 2003, pursuant to notification by the counter-party of their intent to exercise their right to terminate the interest rate swap agreement, the agreement was terminated at a cost of $5.8 million, the fair market value of the liability at termination. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it was probable, as determined by EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” that terms of the senior term facility would be modified and not be repaid in accordance with its currently stated terms, the amount of net unrealized losses on the interest rate swap reported in accumulated other comprehensive income was realized and thus has been reclassified into the Company’s net loss. The net realized loss of $5.6 million related to the termination of the interest rate swap agreement was reclassified into loss on interest rate swap termination, a component of non-operating expenses, during the eleven months ended November 30, 2003.
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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Had non-cash compensation expenses for all stock-based compensation plans been determined consistent with SFAS No. 123, DDi Corp.’s net income (loss) allocable to common stock and net income (loss) per share allocable to common stock would have been the following (amounts in millions, except per share data):

	Predecessor
	DDi Corp	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Net income (loss) available to holders of common stock:
As reported basic	$164.4	$(14.0)	$(49.9)	$(70.4)
Less: non-cash compensation expenses under FAS 123, net of tax	(7.4)	(10.4)	(23.8)	(9.6)
Add: non-cash compensation expenses under APB 25, net of tax	—	10.0	21.0	4.0

Pro forma basic	$157.0	$(14.4)	$(52.7)	$(76.0)

As reported diluted	$171.7	$(14.0)	$(49.9)	$(70.4)
Less: non-cash compensation expenses under FAS 123, net of tax	(7.4)	(10.4)	(23.8)	(9.6)
Add: non-cash compensation expenses under APB 25, net of tax	—	10.0	21.0	4.0

Pro forma diluted	$164.3	$(14.4)	$(52.7)	$(76.0)

Net income (loss) per share available to holders of common stock — basic:
As reported	$22.45	$(3.82)	$(12.85)	$(8.76)
Pro forma	$21.44	$(3.93)	$(13.56)	$(9.46)
Net income (loss) per share available to holders of common stock — diluted:
As reported	$18.87	$(3.82)	$(12.85)	$(8.76)
Pro forma	$18.06	$(3.93)	$(13.56)	$(9.46)
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
      Basic and diluted earnings per share — The Company has adopted the provisions of SFAS No. 128 Earnings Per Share (“FAS 128”), which requires the Company to report both basic net income (loss) per

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.
      In connection with the plan of reorganization, Predecessor DDi Corp.’s 7,075,162 shares of pre-bankruptcy common stock were converted to 35,703 shares of the Reorganized DDi Corp.’s common stock at a conversion rate of 198.1473 to 1.
      In accordance with FAS 128, paragraph 55 and 56, the rights offering resulted in a bonus element to be accounted for in a manner similar to a stock dividend. Accordingly, common stock outstanding has been adjusted retroactively for the bonus element of 272,554 shares of common stock for all periods presented.
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
      The following summarizes revenues by customer location (in thousands):

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Net sales:
North America(1)	$135,882	$13,608	$180,817	$176,441
Asia	5,264	624	5,826	5,369
Other	3,804	381	2,364	2,815

Total	$144,950	$14,613	$189,007	$184,625

(1)	Sales to the United States represent the majority of sales to North America.
      Recently issued accounting standards — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43 Chapter 4. This statement amends guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement would have a material impact on its results of operations or financial position.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, the Securities and Exchange Commission staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist in the implementation of SFAS 123R. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS 123R effective the first interim period in the fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact of $0.7 million for the year ended December 31, 2006, on the Company’s operating expense, based on the outstanding unvested stock options at December 31, 2005. The Company cannot estimate the impact on the Company’s operating expense of any additional stock options that may be granted.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS No. 109-1”). The American Jobs Creation Act of 2004 introduced, subject to certain limitations, a phased in special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The adoption of FAS No. 109-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS No. 109-2”). The American Jobs Creation Act of 2004 introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“Repatriation Provision”), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The adoption of FAS No. 109-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following is a summary of the significant transactions that were consummated on or about the effective date of the Company’s plan of reorganization:
      Current Equity — On the effective date of the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company had 80,000,000 shares of capital stock, consisting of 75,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share. In addition, a certificate designating 1,000,000 shares of preferred stock as Series A preferred stock became effective. The Series A preferred stock has an annual dividend of 15% and an aggregate liquidation preference of $15 million.
      Pre-Bankruptcy Common Equity — All of the pre-bankruptcy equity securities, including all outstanding shares of the Company’s common stock and all outstanding options and warrants to purchase common stock, were cancelled in the Chapter 11 proceedings. On the effective date of the plan of reorganization, the holders of DDi Corp.’s pre-bankruptcy common equity received an aggregate of 35,703 shares of the Reorganized DDi Corp.’s common stock.
      5.25% Convertible Subordinated Notes — On the effective date of the plan of reorganization, DDi Corp.’s 5.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.1 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 5.25% convertible subordinated notes received a pro rata share of (a) 1,542,857 shares of the Reorganized DDi Corp.’s common stock and (b) 500,000 shares of the Company’s Series A preferred stock.
      6.25% Convertible Subordinated Notes — On the effective date of the plan of reorganization, DDi Corp.’s 6.25% convertible subordinated notes, of which $100 million in principal amount and accrued interest of $5.5 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the 6.25% convertible subordinated notes received a pro rata share of (a) 1,814,285 shares of the Reorganized DDi Corp.’s common stock and (b) 500,000 shares of the Company’s Series A preferred stock.
      DDi Capital Senior Discount Notes — On the effective date of the plan of reorganization, DDi Capital’s senior discount notes, of which $16.1 million in principal amount and accrued interest of $1.6 million was outstanding as of December 12, 2003, were cancelled and discharged and each holder of the senior discount notes received a pro rata share of $17.7 million in senior accreting notes issued by DDi Capital pursuant to an indenture. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. Because of the decrease in DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent interest payments in cash starting June 15, 2004. On October 21, 2005, DDi Capital exercised its option to redeem all the outstanding senior accreting notes for $18.7 million, representing the face value of the notes plus accrued and unpaid interest through October 21, 2005. The holders of the senior discount notes also received warrants to purchase 108,982 shares of the Company’s common stock. These warrants were to be held in an escrow account until December 12, 2005 and were exercisable at an initial exercise price of $0.07 per share from December 13, 2005 through July 31, 2008. The terms of the warrants allowed the Company to terminate them if, on or before December 12, 2005, DDi Capital paid all of its indebtedness to the holders of the senior accreting notes. In accordance with the terms of the warrants, these warrants were terminated on October 21, 2005 after payment was made for all the indebtedness to the holders of the senior accreting notes.
      Management Equity Incentive Plan and 2003 Directors Equity Incentive Plan — On the effective date of the plan of reorganization, the reorganized Company established a new 2003 Management Equity Incentive

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan and a new 2003 Directors Equity Incentive Plan. On December 19, 2003, the Company granted options to purchase an aggregate of 345,251 shares of common stock under the 2003 Management Equity Incentive Plan. An additional 360,480 shares of common stock was available to be issued to members of management under the 2003 Management Incentive Plan, and 85,714 shares of common stock were available to be issued to directors under the 2003 Directors Equity Incentive Plan upon the exercise of options granted under the plans. The Company has also issued 178,571 shares of restricted common stock under the 2003 Management Incentive Plan.
      New Senior Credit Facility — As of December 12, 2003, the Dynamic Details senior credit facility consisted of a Tranche A term facility of approximately $16.2 million, a Tranche B term facility of approximately $49.7 million and a revolving line of credit of up to $15 million including revolving credit loans, letters of credit and swing line loans (access to the full amount is subject to conditions set forth in the agreement and was limited to $1.2 million which was reserved for letters of credit). In addition, as of December 12, 2003, Dynamic Details had a $5.8 million liability resulting from the interest rate swap termination. On December 12, 2003, the aggregate outstanding unpaid principal amount of senior debt, plus interest and fees, under the Dynamic Details senior credit facility was restructured and exchanged, the rights of the lenders under the credit facility and interest rate swap agreement were modified, exchanged and restated as provided in the new senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consisted of (a) a Tranche A Revolving and Term Loan Facility in an aggregate amount of $15.0 million which was available as a revolving loan until June 30, 2005, at which time any outstanding amounts under such facility could be converted to a Tranche A Term Loan with a maturity date of April 15, 2008 and (b) a Tranche B Term Loan in the aggregate amount of $57.9 million with a maturity date of April 15, 2008. No significant amortization under either Tranche was due until 2005. In connection with the Senior Credit Facility, DDi Corp. and DDi Capital executed and delivered two guarantee and collateral agreements, pursuant to which (a) the Company pledged one hundred percent (100%) of the common stock of DDi Intermediate as collateral to secure the new Senior Credit Facility, and (b) DDi Intermediate pledged one hundred percent (100%) of the common stock of DDi Capital as collateral to secure the Senior Credit Facility.
      On the effective date of the plan of reorganization, the lenders under the Senior Credit Facility received warrants to purchase an aggregate of 435,930 shares of the Company’s common stock. These warrants were held in an escrow account until December 12, 2005 and were exercisable at an initial exercise price of $0.07 per share from December 13, 2005 through July 31, 2008. The terms of the warrants allowed the Company to reduce the number of warrants that were exercisable by permanently reducing and terminating the Company’s borrowings under the Senior Credit Facility. On March 30, 2004, the Company repaid in full the outstanding balance of the Senior Credit Facility and related accrued interest and fees, thereby removing the restriction on the Company’s $7.5 million restricted cash, and the above warrants were terminated.

4.	FRESH-START ACCOUNTING
      As discussed in Note 1, DDi Corp. adopted the provisions of fresh-start accounting as of November 30, 2003. Management determined the estimated reorganization equity value of DDi Corp. to be $75 million to $95 million. The primary valuation methodologies considered in establishing the fresh-start equity value included market/market cycles, discounted cash flows and comparable transaction approaches. The principal financial indicator used for the market/market cycle and comparable transaction approaches was EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted to exclude certain of the Company’s restructuring and other significant charges.
      Underlying each of the aforementioned valuation methodologies were assumptions regarding future revenues and operating margins. Based upon all information available at the time of the valuation (which was prepared as of November 30, 2003), management assessed that the industry in which the Company operates

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appeared to be in the early stages of a slight upturn, and forecast organic revenue growth rates reflective of such assumption. Operating margins on the revenue base were anticipated to be reflective of historic results, plus the expected contribution from the predicted growth in revenues. The primary forecasted components of the discounted cash flow analysis (“DCF”) were revenue, the EBITDA (as adjusted) associated with such revenue and certain components of cash flows before financing activities (primarily changes in working capital and capital expenditures). The range of discount rates contemplated by the valuation was 17% - 23%, with approximately 20% used in the DCF representing an estimated weighted average cost of capital for the Company’s North American operations.
      The Company elected to use $95 million because it was most representative of the Company’s reorganization equity value in light of the Company’s market capitalization subsequent to the Company’s emergence from Chapter 11. The assigned equity value range is based upon the reorganized value of the ongoing business and includes significant estimates made by management based on information available as of November 30, 2003. The Company’s reorganization value was determined to be approximately $292 million, which includes the fair value of the Reorganized DDi Corp.’s long term debt and equity plus the fair value of current liabilities at the date of emergence of $67 million. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company’s balance sheet. The Company’s management believes that changes in market value during the latter part of 2004 and 2005 were indicative of: (i) volatility in the trading price of the Company’s stock and (ii) the liquidity of the Company in light of its current capital structure.
      For the year ended December 31, 2004, the first full year forecast period used in the business valuations described above, the actual North American revenues and EBITDA (as adjusted to exclude certain of the Company’s restructuring and other significant charges) were each within 10% of forecast. Management believes that such variances from the 2004 forecast were reasonable in light of the uncertainties inherent in the business and that the significant underlying assumptions used in the valuation methodologies continue to support the reasonableness of the projections used therein. For the year ended December 31, 2005, the actual North America revenues were within approximately 10% of forecast and the actual North America EBITDA, as adjusted, was approximately 60% short of forecast primarily as a result of a decline in market demand, unforeseen at the time of valuation, without a corresponding decrease in production costs due to the relatively high percentage of fixed costs. However, management believes that the methodologies used for valuing the business were reasonable, and continue to be reasonable, despite the variance in EBITDA for that period due to the volatility inherent in the business year-to-year.
      The fair value of goodwill and other intangibles in the application of fresh-start accounting was established in accordance with SOP 90-7, which requires an allocation of the reorganization value in conformity with procedures specified by SFAS No. 141, Business Combinations, which, in turn, requires that assets be recorded at their fair value and liabilities be recorded at the present value of the amounts to be paid. The Company reviewed all categories of intangible assets listed in paragraph A-14 of SFAS No. 141, including marketing-based, artistic-based, contract-based, customer-based, and technology-based intangible assets and concluded that it had intangible assets solely in the customer-based category. Within that category, the Company identified intangible assets in two sub-categories, namely, customer relationships and sales backlog. These identifiable intangible assets were valued using a discounted cash flow analysis, with a discount rate representing the Company’s estimated weighted average cost of capital associated with financing assets of this nature. The amortization period of each category of asset is reflective of the asset’s estimated respective useful life. For the year ended December 31, 2004, the first full year period since its emergence from bankruptcy in December 2003, management of the Company is unaware of any assumption involved in the valuation of the identifiable intangible assets that materially differs from business conditions following the completion of the valuation.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net effect of all fresh-start accounting adjustments resulted in the recording of income of $118.4 million which is reflected in Predecessor DDi Corp.’s Statement of Operations for the eleven months ended November 30, 2003.
      On November 30, 2003, the Company recognized a gain of $120.4 million associated with the exchange of the 5.25% and 6.25% Convertible Subordinated Notes for 3,357,142 shares of Reorganized DDi Corp common stock and 1,000,000 shares of Series A preferred stock under the plan.
      Reorganized DDi Corp’s gain on discharge of debt was calculated as follows (in thousands):

Carrying value of 5.25% Convertible Subordinated Notes	$100,000
Carrying value of 6.25% Convertible Subordinated Notes	100,000
Carrying value of related accrued interest	10,639
94% equity of the Reorganized DDi Corp. (3,357,142 shares of common stock)	(88,195)
Fair value of 1,000,000 shares of DDi Series A preferred stock	(2,000)

Gain on extinguishment debt	$120,444

      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Accordingly, pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the Fresh Start Consolidated Balance Sheet at November 30, 2003 has been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, the assets and liabilities of DDi Europe have been classified as held for disposal under current and non-current assets and current and non-current liabilities, respectively. The net effect of all fresh start accounting adjustments related to DDi Europe resulted in income of $3.2 million and has been reflected in net loss from discontinued operations in the eleven months ended November 30, 2003.
      A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of fresh-start accounting, at November 30, 2003 is presented below (in thousands):

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DDi Corp.
Fresh Start Consolidated Balance Sheets at November 30, 2003

							Reclassed
	Predecessor				Reorganized		Reorganized
	DDi Corp.				DDi Corp.		DDi Corp.
						Reclass for
	November 30,	Debt	Fresh-Start		November 30,	Discontinued	November 30,
	2003	Restructure	Adjustments		2003	Operations	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,040	$—	$—		$5,040	$—	$5,040
Cash and cash equivalents — restricted	—	—	7,500	(i)	7,500	—	7,500
Accounts receivable, net	43,757	—	—		43,757	(17,030)	26,727
Inventories	25,626	—	—		25,626	(10,268)	15,358
Prepaid expenses and other	2,876	—	—		2,876	(1,316)	1,560
Current assets held for disposal	—	—	—		—	28,614	28,614

Total current assets	77,299	—	7,500		84,799	—	84,799
Property, plant and equipment, net	71,432	—	4,036	(c)	75,468	(30,262)	45,206
Debt issuance costs, net	3,256	—	(3,256	)(c)	—	—	—
Goodwill, net	5,565	—	99,829	(c)	105,394	(5,565)	99,829
Other intangibles, net	—	—	24,913	(c)	24,913	—	24,913
Cash and cash equivalents — restricted	7,500	—	(7,500	)(i)	—	—	—
Deferred income tax asset	—	—	—		—	663	663
Assets held for disposal	—	—	—		—	35,899	35,899
Other	798	—	—		798	(72)	726

Total assets	$165,850	$—	$125,522		$291,372	$663	$292,035

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Reclassed
	Predecessor					Reorganized		Reorganized
	DDi Corp.					DDi Corp.		DDi Corp.
							Reclass for
	November 30,	Debt		Fresh-Start		November 30,	Discontinued	November 30,
	2003	Restructure		Adjustments		2003	Operations	2003

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$91,649	$—		$(90,248	)(e)	$1,401	$(240)	$1,161
Revolving credit facilities	12,073	—		—		12,073	(12,073)	—
Accounts payable	24,412	—		—		24,412	(14,928)	9,484
Accrued expenses and other	25,032	—		2,343	(d)	27,375	(8,114)	19,261
Income tax payable	822	—		200	(c)	1,022	(1,006)	16
Note payable	500	—		—		500	—	500
Interest rate swap valuation	5,770	—		(5,770	)(e)	—	—	—
Current liability held for disposal	—	—		—		—	36,361	36,361

Total current liabilities	160,258	—		(93,475)		66,783	—	66,783
Long term debt and capital lease obligations	19,112			94,847	(e)(f)	113,959	(24,555)	89,404
Deferred income tax liability	1,101	—		62	(c)	1,163	(1,163)	—
Notes payable and other	6,747	—		5,720	(d)	12,467	—	12,467
Liabilities held for disposal	—	—		—		—	26,381	26,381
Mandatorily redeemable preferred stock Series A	—	2,000	(a)	—		2,000	—	2,000
Liabilities subject to compromise:
Long-term debt and capital lease obligations	200,000	(200,000	)(a)	—		—	—	—
Notes payable and other	10,639	(10,639	)(a)	—		—	—	—

Total liabilities	397,857	(208,639)		7,154		196,372	663	197,035
Stockholders’ equity (deficit):
Common stock for Predecessor DDi Corp.	70	(70	)(b)	—		—	—	—
Common stock for Reorganized DDi Corp.	—	3	(a)(b)	—		3	—	3
Additional paid-in-capital	542,219	88,262	(a)(b)	(534,851	)(c)	95,630	—	95,630
Accumulated other comprehensive income	3,020	—		(3,020	)(g)	—	—	—
Stockholder receivables	(633)	—		—		(633)	—	(633)
Accumulated deficit	(776,683)	120,444	(a)	656,239	(h)	—	—	—

Total stockholders’ equity (deficit)	(232,007)	208,639		118,368		95,000	—	95,000

Total liabilities and stockholders’ equity	$165,850	$—		$125,522		$291,372	$663	$292,035

(a)	To record the discharge of indebtedness, including accrued interest, in accordance with the plan of reorganization ($210.6 million), Reorganized DDi Corp. issued common stock ($88.2 million) and Series A Preferred stock ($2 million) to holders of the convertible subordinated notes.

(b)	To eliminate Predecessor DDi Corp. common stock and record the issuance of the Reorganized DDi Corp. common stock.

(c)	To adjust the carrying value of assets and liabilities to fair value.

(d)	To record deferred lease liability.

(e)	To reclassify long-term portion of the Senior Credit Facility to long-term debt.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	To record the fair value of common stock warrants issued to the holders of the Senior Credit Facility and the Senior Accreting Notes in accordance with the plan of reorganization.

(g)	To reclassify foreign currency translation adjustments as part of fresh start accounting.

(h)	To eliminate accumulated deficit as part of fresh start accounting.

(i)	To reclassify noncurrent restricted cash to current restricted cash.

5.	DISCONTINUED OPERATIONS
      The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. The Company’s Board of Directors had previously concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi Europe credit facilities. The Company completed the disposition of DDi Europe during the first quarter of 2005, resulting in a non-cash gain on disposition of DDi Europe of $11.5 million.
      Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS No. 144, the results of operations presented in the Consolidated Financial Statements reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Assets and liabilities of DDi Europe have been aggregated and classified as held for disposal under current assets, non-current assets, current liabilities, and non-current liabilities, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All other references to operating results reflect the ongoing operations of DDi Corp. and its subsidiaries, excluding DDi Europe, (collectively, the Company). In addition to the classification of DDi Europe as discontinued operations of the Company, the Company’s Series A Preferred Stock, the underlying liability of which depends solely on value, as defined in DDi Europe, was written down to its estimated fair market value of zero as of December 31, 2004, and the related estimated liability for accrued but unpaid dividends was reversed in full in the quarter ended December 31, 2004 and is also included with the results of discontinued operations (See Note 9.) The results of operations of the discontinued business of DDi Europe is summarized as follows:
DDi Europe Statements of Operations
(In thousands)

	Predecessor
	DDi Corp.	Reorganized DDi Corp.

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Net sales	$76,779	$6,780	$99,775	$7,873
Cost of goods sold	71,336	7,770	90,927	6,843

Gross profit (loss)	5,443	(990)	8,848	1,030
Operating expenses:
Sales and marketing	2,814	1,330	4,957	126
General and administration	7,041	762	10,513	1,618
Goodwill impairment	9,645	—	7,252	—
Restructuring and other related charges	—	—	7,044	219
Reorganization expenses	1,568	101	329	—

Operating loss	(15,625)	(3,183)	(21,247)	(933)
Gain on disposal of DDi Europe	—	—	—	11,549
Interest expense and other expense, net	1,862	536	750	380
Fresh start accounting adjustments	(3,201)	—	—	—

Income (loss) from discontinued operations before income taxes	(14,286)	(3,719)	(21,997)	10,236
Income tax benefit (expense)	(599)	684	1,284	—

Net income (loss) from discontinued operations	$(14,885)	$(3,035)	$(20,713)	$10,236

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The statement of financial position of the discontinued business of DDi Europe at December 31, 2004 is as follows:
DDi Europe Balance Sheets
(In thousands)

December 31,
2004

ASSETS
Current assets:
Accounts receivable, net	$18,973
Inventories	11,874
Prepaid expenses and others	2,169

Total current assets	33,016
Property, plant and equipment, net	26,243
Other	2

Total assets	$59,261

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current maturities of capital lease obligations	$325
Facilities Agreement	27,454
Revolving credit facilities	13,552
Accounts payable	16,338
Accrued expenses and other liabilities	10,184

Total current liabilities	67,853
Long-term debt and capital lease obligations	123
Notes payable and other	3,602

Total liabilities	71,578

Total stockholder’s deficit	(12,317)

Total liabilities and stockholders’ deficit	$59,261

6.	DETAIL OF CERTAIN ACCOUNTS
      Accounts receivable, net consist of the following (in thousands):

	December 31,

	2004	2005

Accounts receivable	$28,143	$31,591
Less: Allowance for doubtful accounts	(1,579)	(1,881)

	$26,564	$29,710

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories consist of the following (in thousands):

	December 31,

	2004	2005

Raw materials	$8,094	$8,630
Work-in-process	7,020	5,059
Finished goods	2,882	2,428

	$17,996	$16,117

      Accrued expenses consist of the following (in thousands):

	December 31,

	2004	2005

Accrued salaries and related benefits	$6,145	$5,924
Accrued interest payable	143	24
Accrued restructuring charges	418	1,082
Deferred lease liability	1,877	1,358
Other accrued expenses	5,944	4,251

	$14,527	$12,639

7.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following (in thousands):

	December 31,

	2004	2005

Buildings and leasehold improvements	$9,864	$10,595
Machinery and equipment	32,427	34,053
Office furniture and equipment	3,836	4,503
Vehicles	58	62
Deposits on equipment	962	912

	47,147	50,125
Less: Accumulated depreciation	(10,771)	(19,062)

	$36,376	$31,063

      The depreciable lives assigned to buildings are 30-40 years. Existing leasehold improvements are depreciated over 5-7 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years. Deposits are not depreciated as the related asset has not been placed into service.
      Buildings and leasehold improvements include capital leases of approximately $0.5 million with related accumulated depreciation of $0.3 million and $0.5 million at December 31, 2004 and 2005, respectively. Machinery and equipment includes capital leases of approximately $0.1 million, with related accumulated depreciation of $27,000 and $53,000 at December 31, 2004 and 2005, respectively.
      The Company held for sale land and building associated with the closure of the Garland, Texas facility (see Note 15) which had a book value of approximately $1.5 million at December 31, 2003. The Company recorded a write-down of $0.8 million through restructuring expense during the eleven months ended November 30, 2003 to reflect the fair value of the land and building of approximately $1.5 million. The sale for

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this land and building for $2.0 million, less environmental fees of $0.5 million to be deposited into an escrow account for 5 years, was completed on March 12, 2004.

8.	REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
      Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,

	2004	2005

Dynamic Details Revolving Credit Facility(a)	$15,948	$19,929
Capital Senior Accreting Notes, face amount of $18,394 at December 31, 2004, net of unamortized discount of $200 at December 31, 2004	18,194	—
Capital lease obligations	974	—

Sub-total	35,116	19,929
Less: current maturities	(916)	—
Less: Dynamic Details Revolving Credit Facility	(15,948)	(19,929)

Total	$18,252	$—

(a)	Interest rate is based on Prime rate. The effective interest rate as of December 31, 2004 and 2005 was 8.25% and 9.25%, respectively.

Revolving Credit Facility
      On March 30, 2004, Dynamic Details and the Company’s other North American subsidiaries entered into an asset-based revolving credit facility with a commitment up to $40 million through March 30, 2007, depending upon the value of the asset base. During the second quarter of 2004, the asset base on the revolving credit facility was expanded to include the Company’s Canadian operations. The asset base is calculated as 85% of eligible accounts receivable as defined by the agreement. In November 2005, Dynamic Details amended the facility reducing the interest rate, reducing the fee for non-use of available funds, permitting Dynamic Details to incur up to an additional $25 million of future indebtedness and releasing the security interest on the equipment. As of December 31, 2005, Dynamic Details was able to borrow up to $20.0 million against the revolving credit facility of which $19.9 million was outstanding. The facility bears interest at LIBOR plus 3.5% on LIBOR loans and prime plus 2% for index rate loans. Interest will be determined by Dynamic Details’ adjusted EBITDA numbers, and will range from LIBOR plus 2.5% to 3.5% on LIBOR loans or prime plus 1% to 2% for index rate loans. The effective interest rate at December 31, 2005 was 9.25%. The revolving credit facility has covenants that place a limit on the level of capital expenditures and a minimum fixed charge ratio. The Dynamic Details’ asset-based revolving credit facility restricts the Company’s ability to pay cash dividends on its common stock and restricts the ability of the subsidiaries to pay cash dividends to the Company without the lender’s consent.
      The Revolving Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require the immediate repayment of the Revolving Credit Facility. No change of control occurred through December 31, 2005.

Capital Senior Accreting Notes
      DDi Capital issued $17.7 million in unsecured senior accreting notes pursuant to the plan of reorganization. Interest is payable on the senior accreting notes by issuance of additional senior accreting notes at an annual rate of 16% or, at DDi Capital’s election, in cash at an annual rate of 14%. Because of the decrease in

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DDi Capital’s leverage ratio, on June 1, 2004, DDi Capital was required to elect to pay interest due on all subsequent quarterly interest payments in cash starting June 15, 2004. As of December 31, 2005, DDi Capital has paid $4.1 million in interest in cash to the holders of the senior accreting notes. The holders of the senior discount notes also received warrants to purchase 108,982 shares of the Company’s common stock. As a result of a private placement in January 2004 (see Note 11), the anti-dilution provisions of the warrants were triggered, and the warrants became convertible into an aggregate of 115,299 shares. The Company recorded the warrants at an aggregate fair value of $0.2 million at November 30, 2003 and is using the effective interest rate method to accrete the debt value to face at maturity through interest expense. For the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005, total warrant accretion was $2,000, $29,000, and $29,000, respectively.
      On October 21, 2005, DDi Capital exercised its option to redeem all the outstanding senior accreting notes for $18.7 million, representing the face value of the notes plus accrued and unpaid interest through October 21, 2005. In accordance with the terms of the warrants, the warrants to purchase 115,299 of the Company’s common stock were terminated on October 21, 2005 after payment was made for all the indebtedness to the holders of the senior accreting notes. Accordingly, the remaining warrant value of $171,000 was recorded as a loss on redemption of debt in other expense in October 2005.

Capital Lease Obligations
      DDi Corp. leased certain facilities and equipment under capital lease obligations bearing implicit interest rates ranging from 6% to 12%. Certain leases contain an option for an additional term at the end of the initial term and an option to purchase the facilities and equipment at their fair values at the end of the initial term and at the end of the second term. As of December 31, 2005, all of these leases had expired. The Company did not exercise the purchase options and instead, entered into operating leases for the facilities that were under the capital leases.

Debt Issuance Costs
      During the eleven months ended November 30, 2003, approximately $5.7 million of debt issuance costs relating to 5.25% and 6.25% Convertible Subordinated Notes, $0.4 million related to Senior Discount Notes and $0.1 million relating to the Senior Accreting Notes were written off through reorganization proceeding expense in accordance with SOP 90-7. Additionally, approximately $3.2 million of debt issuance costs relating to the Senior Credit Facility were adjusted as part of fresh-start accounting (see Note 4) as of November 30, 2003. For the one month ended December 31, 2003, approximately $0.4 million was expensed through reorganization and reorganization proceeding expenses.
      In March 2004, the Company incurred debt issuance costs of $2.2 million in connection with obtaining an asset based revolving credit facility. These costs are being amortized into interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the years ended December 31, 2004 and 2005, $0.6 million and $0.7 have been amortized, respectively.

9.	SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK
      In connection with the plan of reorganization, the Company’s certificate of incorporation and bylaws were amended and restated. The Company has authorized 5,000,000 shares of Preferred Stock at $0.001 par value per share. A certificate designating 1,000,000 shares of preferred stock as Series A Preferred Stock (the “Series A Preferred”) became effective with such shares being issued to the Company’s former Convertible Subordinated Noteholders (see Note 3). The Series A Preferred has an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The Dividends or liquidation payments on the Series A Preferred will only be paid to the extent there is value, as defined in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. As of November 30,

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the Series A Preferred at its estimated fair value of $2 million. This estimated fair value was based upon a valuation analysis performed by management. The Company has been accreting the Series A Preferred to the amount expected to be paid at maturity using the effective interest method. Total accretion for the one month ended December 31, 2003 and the year ended December 31, 2004 was $66,000 and $1.0 million, respectively. Total accrued dividends were $0.1 million and $2.2 million for the one month ended December 31, 2003 and the year ended December 31, 2004, respectively. As a result of DDi Europe’s placement into administration, there was an impairment of the valuation of the Series A Preferred. The Company wrote down Series A Preferred to its estimated fair market value of zero as of December 31, 2004, and reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

10.	SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
      On March 30, 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before placement fees and offering expenses of $3.5 million. Each share of the Series B Preferred was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred vote together with the common shares based on the number of shares into which the Series B Preferred could convert on the day that the Series B Preferred was issued. In addition, the Series B Preferred is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred when required. The Series B Preferred bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption five years from the original date of issuance. In addition, the holders of the Series B Preferred initially had the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred if Reorganized DDi Corp.’s common stock trades above $145.25 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using Reorganized DDi Corp.’s common stock provided that no more than 1,428,571 shares of common stock in the aggregate is used for such redemption payments. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (a) in the aggregate, $80.0 million, or (b) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
      The Company recorded the redemption value of the Series B Preferred, $61.0 million, net of issuance costs of $3.5 million. The Company amortizes the $3.5 million of related debt issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. As of December 31, 2004 and December 31, 2005, a total of $1.3 million and $3.1 million, respectively, has been amortized.
      As a result of the commencement of a rights offering in August 2005 (see Note 11), and the related issuance of warrants to the standby purchasers in September 2005, the anti-dilution provision of the Series B Preferred was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred, to the holders of the Series B Preferred initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred carrying value over its remaining term as a reduction of earnings available to common stockholders. At December 30, 2005, $1.5 million of the beneficial conversion feature has been accreted to the Series B Preferred carrying value.
      On February 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred, in the amount of approximately $3.6 million, for dividends accrued and payable as of March 31, 2005. This $3.6 million reflected a full year of dividends. As permitted by the Certificate of Designation of the Series B Preferred, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company issued 211,830 shares of common stock to pay the dividend.
      On May 24, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred, in the amount of $0.9 million for dividends accrued and payable as of June 30, 2005. The dividend payment was made in cash in June 2005. On August 23, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred, in the amount of $0.3 million for dividends accrued and payable as of September 30, 2005. The dividend payment was made in cash in September 2005. On December 7, 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred, in the amount of $0.3 million for dividends accrued and payable as of December 31, 2005. The dividend payment was made in December 2005. As of December 31, 2004 and December 31, 2005, accrued dividends were $2.8 million and $4,000, respectively.
      On August 9, 2005, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment amended Section 5 of the Certificate of Designation of the Series B Preferred to:

•	provide that upon completion of a rights offering and/or related standby purchase commitments that raise aggregate gross proceeds of at least $65 million (a “Qualified Rights Offering”), the Company will redeem one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to the stated value of the Series B Preferred Stock plus all accrued but unpaid dividends on such shares through the date of redemption;

•	provide that upon completion of a Qualified Rights Offering the Company will redeem an additional one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to 101% of the Stated Value of such shares;

•	provide that upon the completion of a Qualified Rights Offering, eliminate the option of the holders of the Series B Preferred to require the Company to redeem a portion of the Series B Preferred Stock on September 30, 2005 and March 30, 2006; and

•	provide that the issuance of our common stock pursuant to a Qualified Rights Offering, related standby agreement and related warrants (each as defined in the Certificate of Designation) shall not constitute a change of control as defined in the Certificate of Designation.
      In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred including accrued and unpaid dividends of $0.6 million and a 1% early repayment fee of $0.2 million. As a result of the redemption, the Company amortized $0.3 million of issuance costs related to the 857,944 preferred stock shares redeemed.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2005, a holder of the Company’s Series B Preferred exercised its conversion option to convert their 21,097 shares of Series B Preferred which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduces the Company’s aggregate redemption commitment on the Series B Preferred by $1.0 million to $19.3 million.

11.	STOCKHOLDERS’ EQUITY

Common Stock
      As of December 31, 2004, DDi Corp. had 75,000,000 shares authorized and had 3,917,340 shares of $0.001 par value common stock issued and outstanding. As of December 31, 2005, DDi Corp. has 190,000,000 shares authorized and 18,259,356 shares of $0.001 par value common stock issued and outstanding. The total number of common stock shares authorized was adjusted from 75,000,000 shares to 190,000,000 shares on August 5, 2005 as approved by the shareholders of the Company.
      In January 2004, the Company completed a private placement of 142,857 shares of common stock to institutional investors for gross proceeds of $16.0 million before placement fees and offering expenses of $1.2 million. The shares of common stock were priced at $111.86 per share. The Company was required to use a portion of the proceeds, $4.5 million, to pay down the then outstanding Senior Credit Facility. In addition, the Company used certain of the proceeds to pay in full the note payable to the Company’s independent financial adviser plus accrued interest, $0.5 million. Each of these payments was made in January 2004. In connection with the completion of this private placement, the amount of warrants issued to the holders of the Capital Senior Accreting Notes was adjusted, pursuant to the antidilution provisions of the warrants. (See Note 8).
      On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share up to $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million. Immediately following the rights offering, pursuant to a standby purchasers agreement, standby purchasers purchased the remaining shares offered, or 2,855,841 shares, at $5.25 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 2,302,005 shares of the Company’s common stock at an exercise price equal of $5.25 per share. The Standby Warrants have an expiration date of July 31, 2006. The Company incurred $3.0 million in issuance costs related to the rights offering.
      The Company used $41.4 million from the proceeds of the rights offering to redeem two-thirds of the outstanding shares of Series B Preferred plus accrued and unpaid dividends (see Note 10.) In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred, of which $0.6 million was used to pay the September 30 and December 31, 2005 dividend payments on the one-third remaining shares of Series B Preferred. In October 2005, the Company paid $18.7 million from the proceeds of the rights offering to redeem all, the then outstanding, senior accreting notes plus accrued and unpaid dividends.

Stockholder Receivables
      On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company made a loan of $0.6 million to the former Chief Executive Officer. The note bears interest at a rate of 2.7% per annum, compounded quarterly. The note, which matured in November 2002, has not been repaid to date. The note is collateralized by shares of the Company’s common stock. During the fourth quarter of

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company entered into a severance agreement with the Company’s former Chief Executive Officer (see Note 18). The severance payment under the agreement is equal to base salary for a period of 24 months ($1.0 million). The accrual of the severance payments at December 31, 2005 was reduced for tax withholdings of $0.3 million and the remaining amount was offset with the amounts due and owing of $0.7 million under the Secured Promissory Note and Pledge Agreement.

Employee Stock Purchase Plan
      During 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”) and the non-U.S. Employee Stock Purchase Plan (“non-U.S. ESPP”) (collectively the “Plans”). The Plans allowed eligible employees to purchase shares of common stock through payroll deductions at a discounted price. A total of 207,142 shares of common stock were reserved for issuance under the Plans, 178,571 shares under the ESPP, which are intended to qualify under Section 423 of the Internal Revenue Code and 28,571 shares under the non-U.S. ESPP. The Plans allowed for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on April 14, 2000, the date of the initial public offering. Unless terminated earlier by the Company’s Board of Directors, the plans have a term of ten years. The plans were suspended indefinitely as of July 1, 2003. The net weighted-average fair value per share granted under the Plans was $0.77 for shares granted the eleven months ended November 30, 2003 calculated using the Black-Scholes option pricing model, assuming that no dividends were to be declared, a volatility of 100% and a risk free interest rate of 1.24% for the eleven months ended November 30, 2003. For the eleven months ended November 30, 2003, 44,808 shares of common stock were purchased through the ESPP.

Stock Options
      In 2003, DDi Corp. adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Awards under the 2003 Plan may be made to officers and key employees of DDi Corp. or any of its subsidiaries whose participation in the 2003 Plan is determined to be in the best interests of DDi Corp. by the Compensation Committee of the Board of Directors (“Compensation Committee”). The Company no longer grants options under the 2003 Plan. Stock options granted vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months.
      On December 7, 2005, the Compensation Committee and the Board of Directors of the Company approved the accelerated vesting of all unvested stock options with per share exercise prices greater than the current market price for the Company’s common stock granted under the 2003 Plan and 2003 Directors Equity Incentive Plan (as discussed below) to current employees, officers and directors, so that each such option became fully vested. The closing market price for the Company’s common stock on December 7, 2005 was $5.04 per share. As a result of this action, options to purchase 118,490 shares with exercise prices ranging from $15.54 — $73.15 per share became fully vested. The Company recorded $1.4 million in non-cash compensation expense in the fourth quarter of 2005 related to the acceleration of these options. The primary purpose of the accelerated vesting was to reduce future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these accelerated options upon the adoption of FAS 123R in the first quarter of fiscal 2006.
      In 2005, DDi Corp. adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi Corp. or any of its subsidiaries whose participation in the 2005 Plan is determined to be in the best interests of DDi Corp. by the Compensation Committee of the Board of Directors (“Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, shares of restricted common stock, deferred share units and performance awards in such amounts and with such terms and

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions as the Compensation Committee shall determine, subject to the provisions of the 2005 Plan. DDi Corp. has reserved an aggregate of 2,142,857 shares of common stock (subject to adjustment as provided for in the plan) of DDi Corp. for issuance under the 2005 Plan, provided that no more than 1,071,429 shares are available for awards in a form other than stock options and stock appreciation rights. The Compensation Committee has the authority, subject to the terms of the 2005 Plan, to determine when and to whom to make grants under the 2005 plan, the type of award and the number of shares and any applicable vesting provisions.
      On December 20, 2005, the DDi Corp. awarded options to acquire a total of 799,286 shares at $5.67 per share of the Company’s common stock under the 2005 Plan to certain officers, directors and employees of the Company. The options vest in three yearly installments from the date of grant. The exercise price for these stock options granted was at fair market value, resulting in no compensation expense under APB Opinion No. 25.

Director Options
      In connection with the Company’s emergence from Chapter 11 bankruptcy, on December 19, 2003, DDi Corp. adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. DDi has reserved an aggregate of 85,714 shares of common stock of DDi Corp. for issuance under the 2003 Directors Plan. The directors of the Company approved the grant of options to purchase 71,429 shares of common stock of the Company to the Company’s five non-employee directors (each receiving a grant of 14,286 options) at $35 per share on December 19, 2003 subject to the approval of the 2003 Directors Plan by the shareholders of the Company. On May 26, 2004, the shareholders approved the 2003 Directors Plan and, accordingly, the grant of these shares. The stock price on May 26, 2004 was $52.99 and is used to compute the compensation expense related to the stock options. The vesting on these shares is 40% immediately upon approval of grant by shareholders and 20% each year thereafter on December 19th of each year from 2004 through 2006. The Company recorded compensation expense of $0.8 million and $0.5 million for the years ended December 31, 2004 and 2005, respectively, related to these options.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes DDi Corp.’s stock option activities under the 2003 and 2005 Plans, and the 2003 Directors Plan for the years ended December 31, 2003, 2004 and 2005.

				Weighted
	Option			Average
	Available for	Number of	Outstanding Price	Exercise
	Grant	Options	per Option	Price

Balance as of December 1, 2003	—	—	$—	$—
Shares reserved	598,802	—
Granted	(363,215)	363,215	$3.43 - $40.25	$29.82
Exercised	—	—
Forfeited	—	—

Balance as of December 31, 2003	235,587	363,215	$3.43 - $40.25	$29.82
Additional Shares reserved	85,714
Granted	(55,586)	55,586	$27.16 - $73.15	$43.61
Transferred in from contingent options	53,464	53,465	$0.007 - $0.007	$0.007
Exercised	—	(13,549)	$3.43 - $40.25	$28.70
Forfeited	8,359	(8,359)	$0.007 - $73.15	$34.37

Balance as of December 31, 2004	327,538	450,358	$0.007 - $73.15	$27.93
Shares reserved	1,752,400	—
Granted	(825,714)	825,714	$5.67 - $22.47	$6.06
Exercised	—	(7,603)	$3.43 - $ 3.43	$3.43
Forfeited	103,633	(103,633)	$0.007 - $73.15	$29.28

Balance as of December 31, 2005	1,357,857	1,164,836	$0.007 - $73.15	$12.43

      The following table summarizes information about DDi Corp. stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.007 - $0.007	37,247	1.3	$0.007	33,683	$0.007
$ 3.43 - $ 3.43	44,197	3.1	$3.43	33,979	$3.43
$ 5.67 - $ 5.67	799,286	10.0	$5.67	—	—
$15.54 - $22.47	25,714	9.2	$17.92	25,714	$17.97
$27.16 - $40.25	249,206	6.4	$34.93	249,206	$34.90
$73.15 - $73.15	9,186	7.8	$73.15	9,507	$73.15

$0.007 - $73.15	1,164,836	8.7	$12.43	352,089	$28.28

      The number of options exercisable at December 31, 2003, 2004 and 2005 were 97,262, 190,175 and 352,089 respectively, which had a weighted average exercise price of $28.56, $25.76, and $28.28, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value per option of the stock options granted under the 2003 Plan is $93.10, $23.10 and $21.18 for the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	One Month
	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Expected Dividend Yield	0%	0%	0%
Expected stock price volatility	170%	61.07%	60.00%
Risk-free Interest rate	2.83%	3.10%	4.40%
Expected life (years)	4	4	4

Contingent Options
      The Company also granted 82,561 shares of stock options under the 2003 Plan on December 19, 2003, which had conditions, which must be met to allow for exercise (“Contingent Options”). The condition to be measured to determine the exercisability of the contingent options was to be based on the Company’s outstanding borrowings under the Senior Credit Facility on December 12, 2005. Certain contingent options are exercisable if less than 50%, between 50% and 100% and 100% of the borrowings are repaid from the effective date of the Senior Credit Facility (December 12, 2003). These three scenarios are discussed in detail below.
      If less than 50% of the borrowings on the Senior Credit Facility were repaid by December 12, 2005, all the options with a strike price of $3.43 (the “$3.43 Options”), all the options with a strike price of $35.00 (the “$35.00 Options”), and all the options with a strike price of $40.25 (the “$40.25 Options”) will vest and become exercisable and all the options with a strike price of $0.007 (the “$0.007 Options”) would be forfeited. If between 50% and 100% of the borrowings on the Senior Credit Facility were repaid by December 12, 2005, for each of the $3.43 Options, $35.00 Options and $40.25 Options, 6,027 shares will vest and become exercisable and 50% of the $0.007 Options would vest and become exercisable. If 100% of the borrowings on the Senior Credit Facility were repaid by December 12, 2005, all the $3.43 Options, $35.00 Options and $40.25 Options would be forfeited and all the $0.007 Options would vest and become exercisable. The Company estimated that 100% of the borrowings on the Senior Credit Facility would be repaid by December 12, 2005 to calculate compensation expense related to the Contingent Options. Under this assumption, only the $0.007 Options would be exercisable. The Contingent Options are accounted for using variable accounting under APB 25 and are amortized under FIN 28, which requires measurement of compensation expense to be based on the market value of the Company’s common stock at the reporting date, December 31, 2003, of $102.90 per share. Compensation expense of $1.3 million relating to one-third of the $0.007 Options that immediately vested at the date of grant and amortization of compensation expense relating to one-third of the $0.007 Options vesting from December 19, 2003 through June 19, 2005 and one-third of the $0.007 options vesting from December 19, 2003 through December 19, 2006 was recorded in the one month ended December 31, 2003.
      The Senior Credit Facility was repaid in full on March 30, 2004 and, accordingly, all of the $3.43 Options, $35.00 Options and $40.25 Options were forfeited and all the $0.007 Options were vested and become exercisable on December 12, 2005. Compensation expense of $1.2 million related to the vested $0.007 Options was recorded in 2004 based on the market price of $78.40 per share of the Company’s common stock price at the date the contingency was lifted.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes DDi Corp.’s contingent stock option activities under the 2003 Plan for the years ended December 31, 2003 and 2004. The table had been adjusted to reflect the Company’s one-for-seven stock split.

	Contingent		Outstanding	Weighted
	Options	Number of	Price per	Average
	Available for	Contingent	Contingent	Exercise
	Grant	Options	Option	Price

Balance as of December 1, 2003	—	—	$—	$—
Shares reserved	188,399	—
Granted	(82,561)	82,561	$0.007-$40.25	$9.24
Exercised	—	—
Forfeited	—	—

Balance as of December 31, 2003	105,838	82,561	$0.007-$40.25	$9.24
Additional Shares reserved	—	—
Cancelled due to lifting of contingency	(52,374)	(29,096)	$3.43- $40.25	$26.25
Transferred to non-contingent options	(53,464)	(53,465)	$0.007-$0.007	$0.007

Balance as of December 31, 2004 and 2005	—	—	$—	$—

Restricted Stock
      The Company granted 178,571 shares of restricted stock at par value of $0.007 on December 19, 2003 to certain officers and members of management of the Company. The shares vest in increments with 50% vesting on March 2, 2004 and 50% vesting on January 15, 2005 or by the employees’ election on June 1, 2005. The Company calculated compensation expense on these shares using the fair market value on the grant date, which was $95.20. The amount relating to the 50% vesting on March 2, 2004 is amortized over the period from date of grant to the vesting date. The amount relating to the 50% vesting on January 15, 2005 or June 1, 2005 will be amortized over the period from March 3, 2004 to January 15, 2005. During the fourth quarter of 2004, the Company entered into a severance agreement with the former Chief Financial Officer (see Note 18), which accelerated the vesting from January 15, 2005 to November 15, 2004 on 50% of the restricted stock, amounting to 6,250 shares, due to the former Chief Financial Officer. The compensation expense related to these shares was amortized over the period from March 2, 2004 through November 15, 2004.
      The Company recorded $1.5 million, $12.3 million and ($0.7) million of compensation expense during the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005, respectively, related to the restricted stock.
Deferred Compensation
      Grants of stock options and grants of Contingent Options and restricted stock under the 2003 Plan and the stock options grants under the 2003 Directors Plan, which were issued at exercise prices that were less than the fair market values of the Company’s common stock at the date of the grants have resulted in

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense. The fair market values of the Company’s common stock at the date of grants for those options and stock issued at less than fair market value is summarized as follows.

	Market Value of Company’s
	Common Stock at Date of Grant

	Granted During
	the One Month		Granted During
	Ended		Year Ended
	December 31,		December 31,
	2003		2004

Stock Options under 2003 Plan:
Granted December 19, 2003	$95.20
Granted April 1, 2004			$77.28
Contingent Options under 2003 Plan:
Granted December 19, 2003	$102.90	(a)
Contingency lifted March 30, 2004			$78.40
Restricted Stock
Granted December 19, 2003	$95.20
Director’s Options
Shareholders approved May 26, 2003			$52.99

(a)	Variable accounting under FIN 44 is used, therefore the balance sheet date is used as the measurement date.
      The grants of stock options, Contingent Options and restricted stock have resulted in deferred compensation and non-cash compensation expense summarized as follow:

	One Month
	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

	(In millions)	(In millions)	(In millions)
Deferred Compensation:
Grants of stock options, Contingent Options and restricted stock	$35.0	$1.3	$—
Cancellation of stock options and restricted stock	—	(0.2)	(3.4)
Adjustment for Contingent Options	—	(1.1)	—

Deferred compensation from continuing operations	35.0	—	(3.4)
Grants of stock options, Contingent Options and restricted stock for discontinued operations	8.1	—	—
Cancellation of stock options and restricted stock for discontinued operations	—	(1.8)	(1.7)
Adjustment for Contingent Options for discontinued operations	—	(0.2)	—

	$43.1	$(2.0)	$(5.1)

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	One Month
	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

	(In millions)	(In millions)	(In millions)
Non-Cash Compensation Expense:
Cost of Good Sold	$5.8	$11.8	$3.4
Sales and Marketing Expenses	1.0	2.4	0.1
General and administrative expenses	1.5	4.1	1.1

Non-cash compensation expense from continuing operations	$8.3	$18.3	$4.6
Discontinued operations	2.3	2.7	(0.6)

Total non-cash compensation expense	$10.6	$21.0	$4.0

      The deferred compensation expense for the Contingent Options was adjusted to reflect the fair value of the Company’s common stock at the time the contingency was lifted on March 30, 2004, the new measurement date. Accordingly, the Company’s common stock value of $78.40 per share at March 30, 2004, was used in place of the stock value of $102.90 at December 31, 2003.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	NET LOSS PER SHARE
      The following table is a calculation of net income per share of common stock from continuing operations and discontinued operations (in thousands, except share data):

	Predecessor	Reorganized DDi Corp.
	DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Income (loss) from continuing operations	$179,307	$(10,973)	$(25,152)	$(74,210)
Less: Series B preferred stock dividends and accretion	—	—	(4,044)	(6,473)

Income (loss) from continuing operations available to common stockholders — basic	179,307	(10,973)	(29,196)	(80,683)
Add: income impact of assumed conversions of convertible debt	7,327	—	—	—

Income (loss) from continuing operations allocable to common stock — diluted	$186,634	$(10,973)	$(29,196)	$(80,683)

Weighted average shares of common stock outstanding — basic	7,323,568	3,665,401	3,885,092	8,039,094
Add: Dilutive potential common shares for convertible debt, stock options and warrants	1,776,367	—	—	—

Weighted average shares of common stock outstanding — diluted	9,099,935	3,665,401	3,885,092	8,039,094

Income (loss) per share of common stock from continuing operations — basic	$24.48	$(2.99)	$(7.51)	$(10.04)

Income (loss) per share of common stock from continuing operations — diluted	$20.51	$(2.99)	$(7.51)	$(10.04)

Net income (loss) from discontinued operations, net of tax — basic and diluted (including gain on disposal of $12,045 in 2005)	$(14,885)	$(3,035)	$(20,713)	$10,236

Weighted average shares of common stock outstanding — basic	7,323,568	3,665,401	3,885,092	8,039,094

Add: Dilutive potential common shares for convertible debt, stock options and warrants	1,776,367	—	—	—

Weighted average shares of common stock outstanding — diluted	9,099,935	3,665,401	3,885,092	8,039,094

Net income (loss) per share of common stock from discontinued operations — basic	$(2.03)	$(0.83)	$(5.33)	$1.26

Net income (loss) per share of common stock from discontinued operations — diluted	$(1.64)	$(0.83)	$(5.33)	$1.26

Net income (loss)	$164,422	$(14,008)	$(45,865)	$(63,974)

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor	Reorganized DDi Corp.
	DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Less: Series B preferred stock dividends and accretion	—	—	(4,044)	(6,473)

Net income (loss) available to common stockholders — basic	164,422	(14,008)	(49,909)	(70,447)
Add: income impact of assumed conversions of convertible debt	7,327	—	—	—

Net income (loss) allocable to common stock — diluted	$171,749	$(14,008)	$(49,909)	$(70,447)

Weighted average shares of common stock outstanding — basic	7,323,568	3,665,401	3,885,092	8,039,094

Add: Dilutive potential common shares for convertible debt, stock options and warrants	1,776,367	—	—	—

Weighted average shares of common stock outstanding — diluted	9,099,935	3,665,401	3,885,092	8,039,094

Net loss per share of common stock — basic	$22.45	$(3.82)	$(12.85)	$(8.76)

Net loss per share of common stock — diluted	$18.87	$(3.82)	$(12.85)	$(8.76)

      As a result of the net losses incurred during the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005, potential common shares of 432,794 and 1,717,949, and 4,437,619 respectively, were anti-dilutive and excluded from the diluted net loss per share calculation for those periods. Potential common shares of 322,848 were anti-dilutive and excluded from the diluted net income per share calculation for the eleven months ended November 30, 2003.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAX MATTERS
      The provision (benefit) for income taxes for the eleven months ended November 30, 2003, and one month ended December 31, 2003 and the years ended December 31, 2004 and 2005 from continuing operations consist of the following:

	Predecessor	Reorganized DDi Corp.
	DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Current:
Federal	$—	$—	$340	$443
State	—	—	—	—
Foreign	828	(39)	1,644	915

	828	(39)	1,984	1,358

Deferred:
Foreign	(768)	—	—	71

	(768)	—	—	71

Provision (benefit) for income taxes from continuing operations	$60	$(39)	$1,984	$1,429

      Deferred income tax assets and liabilities from continuing operations consist of the following at December 31:

	December 31,

	2004	2005

Deferred tax assets:
Net operating loss carryforwards	36,186	53,149
Deferred compensation	7,516	60
Tax credits	6,413	3,286
Accrued liabilities	5,111	1,811
Capitalized research and development costs	5,494	4,842
Capital loss carryforwards	30,423	—
Other	2,854	1,631

	93,997	64,779

Deferred tax liabilities:
Property, plant and equipment	2,406	228
Intangible assets	(6,825)	(3,492)

	(4,419)	(3,264)
Valuation allowance	(89,037)	(61,264)

Net deferred tax assets from continuing operations	$541	$251

      Deferred tax assets and liabilities, and refunds and liabilities for prior tax returns at November 30, 2003 are based on management’s best estimate of the ultimate settlement that will be accepted by tax authorities.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The income tax provision (benefit) from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the income (loss) from continuing operations before income taxes as below:

	Predecessor	Reorganized DDi Corp.
	DDi Corp.
	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Computed “expected” tax expense (benefit) from continuing operations	$62,778	$(3,854)	$(8,109)	$(25,473)
Increase (decrease) in income taxes resulting from:
Goodwill amortization and impairment	700	—	—	19,134
Dividend income	—	—	—	2,243
Gain on extinguishment of debt	(71,355)	—	—	—
Fresh start accounting adjustments	(34,940)	—	—	—
Reorganization expenses	4,550	525	—	—
Non-cash compensation	—	—	700	1,417
Research and development credits	(484)	(41)	(325)	(843)
Increase in valuation allowance	39,231	3,205	9,108	3,998
Other	(420)	126	610	953

Provision (benefit) for income taxes for continuing operations	$60	$(39)	$1,984	$1,429

      At December 31, 2005, the Company had U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $146 million and $34 million, respectively. (The federal and state NOLs begin expiring in 2021 and 2011, respectively).
      At December 31, 2005, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $0.3 million and $3.0 million, respectively. The federal R&E credits begin to expire in 2025 and the state R&E credits carryover indefinitely.
      Substantial changes in the Company’s ownership occurred in 2005; as such, there is an annual U.S. federal and state limitation on the amount of the NOL and other tax attribute carryforwards incurred prior to the ownership change which can be utilized in subsequent years. The annual U.S. federal and state limitation is approximately $8.7 million and $3.4 million, respectively, for the first five years after ownership change and thereafter $5.8 million and $2.3 million, respectively. The amounts of the federal NOLs and credits subject to this limitation are $131 million and $0.0 million, respectively. The amounts of the state NOLs and credits subject to this limitation are $28 million and $2.8 million, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2005 may not be realized. Consequently, the Company established a valuation allowance for these deferred tax assets that are not expected to be realized. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Any reduction of a valuation allowance that related to net deferred tax assets that were in existence as of applying fresh-start accounting, will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting.
      A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of foreign subsidiaries. The Company does not believe there are any remaining undistributed earnings of foreign subsidiaries as of December 31, 2005.
      The Company is currently under examination by the various foreign taxing authorities. Any refunds and/or liabilities resulting from audits from periods prior to applying fresh-start accounting may result in cash refunds and/or cash payments and a corresponding decrease or increase to goodwill. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

14.	COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
      Operating leases — The Company has entered into various operating leases principally for office space and equipment that expire at various dates through 2011. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2005 (in thousands):

Reorganized
DDi Corp.

Year Ending December 31,
2006	$4,596
2007	4,450
2008	3,742
2009	2,819
2010	1,965
Thereafter	1,346

Future minimum lease payments	$18,918

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense for the eleven months ended November 30, 2003 was approximately $5.7 million for Predecessor DDi Corp.
      Rent expense for the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005 were approximately $0.3 million, $4.0 million, and $3.9 million, respectively, for Reorganized DDi Corp.
      The Company leases a facility used for engineering and assembly from D&D Tarob Properties, LLC (“D&D”), an entity owned or controlled by the Company’s former Chairman and Director. For the eleven months ended November 30, 2003, and the one month ended December 31, 2003, the Company paid $0.7 million and $0.1 million, respectively, to D&D under this lease agreement. The Company paid $0.9 million for each of the years ended December 31, 2004 and 2005, to D&D under this lease agreement.
      Litigation — The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
      Guarantees — During the year ended December 31, 2004, the Company entered into an agreement that required the Company to guarantee the contingent consideration to be paid related to DDi Europe’s 2002 purchase of Kamtronics Limited. The payments were to be paid by DDi Europe through June 2006, and in the event of default, the Company guaranteed to remedy an aggregate amount not to exceed £0.3 million (approximately U.S.$0.6 million). During the third quarter 2005, the Company entered into a settlement agreement with Kamtronics relating to the guarantee for £25,000 (approximately U.S.$50,000). As a result, the Company reversed the remaining liability of approximately $0.5 million in the third quarter 2005, which was reflected in income from discontinued operations.
      Key Employee Retention Program — In December 2002, the Company executed a plan to retain employees under the Key Employee Retention Program (“KERP”). The KERP is a discretionary retention bonus program which paid a stay bonus in three installments, on December 31, 2002, July 1, 2003 and January 1, 2004. The stay bonus was accrued based on the participant’s service as an employee to the Company. For the eleven months ended November 30, 2003, the Company incurred $2.8 million of expenses and for the one month ended December 31, 2003, the Company incurred $0.2 million of expenses. All of the expenses incurred during 2003 relate to the final two installment payments of the stay bonus. These amounts have been classified as reorganization expenses (see Note 16). All amounts were paid by December 31, 2004.
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

15.	RESTRUCTURING AND OTHER RELATED CHARGES

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

2005 Charges
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
      The Company announced the exit plan to the affected workforce on May 5, 2005, with all production activity completed by the end of that same month. As of the end of December 2005, only one staff member who is required to facilitate the property restoration remained employed by the Company. The Company is remediating the Arizona facility and expects to complete exiting the premises one or two months after the end of the latest lease term (two buildings have a lease expiration date of December 31, 2005 and the third, February 28, 2006).
      As a result of the Company’s decision to close the Arizona facility, the Company reviewed the assets of the Arizona facility and determined that there had been an impairment in value by this action and recorded the related charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, other consolidation associated costs such as inventory, workforce reduction, relocation and organization charges is being reported as restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when incurred. The Company has incurred the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges.
      In May 2005, the Company also announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete. The Colorado Springs lease expires in November 2007 and is for approximately 2,400 square feet of office space at an annual cost of up to $30,000. The space has been made available in the real estate market for sublease.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have incurred a total of $6.0 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in 2005. Such charges consist of $1.3 million relating to impairment of inventory which are reflected as a component of cost of goods sold, $1.8 million of non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and $2.9 million of cash exit costs associated with the closure of the Arizona facility and of our former Colorado Corporate Support Center. The cash exit costs consist primarily of personnel-related expenses ($0.7 million) and facilities exit costs and other costs ($2.2 million).
      A reconciliation of accrued facility consolidation costs for the two years ended December 31, 2005 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total

Accrued restructuring costs at December 31, 2003	$1,440	$1,652	$—	$2,209	$5,301
2004 reduction in force	1,112	17	—	287	1,416
Other costs	—	(370)	—	—	(370)

	1,112	(353)	—	287	1,046
Payments	(2,537)	(1,051)	—	(2,341)	(5,929)

Accrued restructuring costs at December 31, 2004	15	248	—	155	418
Arizona shutdown	654	334	1,100	233	2,321
Colorado closure	94	6	—	12	112
Other costs	—	—	—	432	432

	748	340	1,100	677	2,865
Payments	(763)	(572)	(101)	(765)	(2,201)

Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082

      The Company expects to pay these accrued amounts through 2006.

16.	REORGANIZATION AND REORGANIZATION PROCEEDING EXPENSES
      During the fourth quarter of 2002, the Company initiated plans to restructure debt and retain employees. These efforts resulted in reorganization charges of $2.1 million. Of these amounts, $0.6 million is related to professional fees and $1.5 million is related to personnel retention costs under the Dynamic Details Key Employee Retention Program (“KERP”) (see Note 14).
      During the eleven months ended November 30, 2003, the Company recorded reorganization charges of $7.4 million. These charges consist of $4.9 million related to professional fees and other costs associated with the reorganization. The charges also include $2.5 million related to personnel retention costs under the KERP. In the one month ended December 31, 2003, the reorganization charges totaled $0.5 million and consisted of $0.3 million related to the write-off of debt issuance costs and $0.2 million related to personnel retention costs under the KERP.
      During the year ended 2004, the Company recorded reorganization charges of $0.8 million. These charges were relating to professional fees and other costs associated with the reorganization of Reorganized DDi

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corp’s debt structure as well as charges relating to personnel retention costs under the KERP. There are no accrued reorganization expenses at December 31, 2004.
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

17.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	Predecessor
	DDi Corp.	Reorganized DDi Corp

	Eleven Months	One Month
	Ended	Ended	Year Ended	Year Ended
	November 30,	December 31,	December 31,	December 31,
	2003	2003	2004	2005

Cash Payments For:
Income taxes	$366	$—	$906	$314

Interest	$4,831	$553	$4,061	$3,042

Reorganization proceeding expenses	$5,295	$1,962	$1,543	$—

Non-cash Investing and Financing Activities:
Conversion of Series B preferred stock to common stock	$—	$—	$—	$1,000

18.	OFFICER’S SEVERANCE
      During the fourth quarter of 2004, the Company incurred officer’s severance expense of $676,000 related to the severance agreement entered into between the Company and the former Chief Financial Officer. At December 31, 2004, the accrued balance related to this expense was $556,000 and was paid through 2005. During the first quarter of 2006, the Company entered into a Confidential Severance Agreement and General Release (the “Severance Agreement”) with the Company’s former Chief Executive Officer related to his termination of employment in the fourth quarter of 2005. The severance payment under the Severance Agreement is equal to base salary for a period of 24 months ($1.0 million). The accrual of the severance payments at December 31, 2005 was reduced for tax withholdings of $0.3 million and the remaining amount was offset with the amounts due and owing, at December 31, 2005, of $0.7 million under the Secured Promissory Note and Pledge Agreement between the Company and Mr. McMaster.

19.	GOODWILL AND INTANGIBLES
      In accordance with SFAS No. 142, goodwill and intangible assets that are not amortized are to be tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter of each fiscal year, but looks for indications of impairment throughout the year.
      In the second and third quarters of 2003, the Company amended the contingent consideration relating to a prior purchase transaction and replaced it with a settlement of $2.0 million to be paid over the next three

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As part of fresh start accounting, an allocation of the reorganization value resulted in goodwill of $99.8 million (with no tax basis) and identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships which is amortized over its estimated useful life of five years, and the remaining $1.9 million relates to the backlog which was amortized over its estimated useful life of three months. The amount relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships and backlog for the one month ended December 31, 2003, was $0.4 million and $1.1 million, respectively. Amortization related to customer relationships and backlog for the year ended December 31, 2004, was $4.6 million and $0.8 million, respectively. Amortization related to customer relationships for the year ended December 31, 2005 was $4.6 million.
      Identifiable intangible assets consist of the following (in thousands):

	As of December 31, 2004			As of December 31, 2005

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Customer relationships	$22,990	$(4,981)	$18,009	$22,990	$(9,579)	$13,411
Backlog	1,923	(1,923)	—	1,923	(1,923)	—

	$24,913	$(6,904)	$18,009	$24,913	$(11,502)	$13,411

      Estimated amortization expense for the three succeeding fiscal years is as follows (in thousands):

Reorganized
Year Ending December 31,	DDi Corp.

2006	$4,598
2007	4,598
2008	4,215
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
      Due to a continuing decline in the Company’s stock price during the third quarter of 2005, a test of impairment was performed at the end of this quarter. The analyses indicated that the book value of goodwill at September 30, 2005 was in excess of its fair value, as determined by the Company’s market capitalization. After assessing the goodwill impairment, the Company calculated and recorded a goodwill impairment charge of $23.6 million in the quarter ended September 30, 2005.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company completed its annual impairment test on goodwill in the fourth quarter of 2005. The analyses indicated that the book value of goodwill at December 31, 2005 was not in excess of its value, as determined by the Company’s market capitalization.
      The changes in the carrying amount of goodwill for the one month ended December 31, 2003 and the years ended December 31, 2004 and 2005 are as follows (in thousands):

	One Month Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Beginning balance	$99,829	$99,829	$99,375
Goodwill increases (decreases), primarily due to adjustments to fresh start accounting	—	(454)	(2,861)
Impairment charges	—	—	(54,669)

Ending balance	$99,829	$99,375	$41,845

FINANCIAL STATEMENT SCHEDULE
      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DDi CORP.

Predecessor DDi Corp.

Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

(In thousands)
Allowance for Doubtful Accounts Eleven months ended November 30, 2003	$1,441	$413	$(502)	$1,352

	Reorganized DDi Corp.

	Balance
	at	Charged		Balance at
	Beginning	to		End of
	of Period	Income	Deductions	Period

	(In thousands)
Allowance for Doubtful Accounts
One month ended December 31, 2003	$1,352	$2	$(278)	$1,076
Year ended December 31, 2004	$1,076	$1,085	$(582)	$1,579
Year ended December 31, 2005	$1,579	$658	$(356)	$1,881

Exhibit Index

Exhibit		Description

2.1		Modified First Amended Joint Plan of Reorganization Dated As Of August 30, 2003.(1)
2.2		Order Confirming Debtors’ Modified First Amended Joint Plan of Reorganization Dated as of August 30, 2003.(1)
3.1		Amended and Restated Certificate of Incorporation of DDi Corp.(1)
3.2		Certificate of Designation of DDi Corp.(1)
3.3		Certificate of Designation of Series B Preferred Stock of DDi Corp.(2)
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.(3)
3.5		Amended and Restated Bylaws of DDi Corp.(4.)
Material Contracts Relating to Management Compensation Plans or Arrangements
10	.1*	Dynamic Details Incorporated 2006 Senior Management Bonus Program.
10.2		DDi Corp. Amended and Restated Severance Plan for Key Employees Effective December 19, 2004.(5)
10.3		2003 Directors Equity Incentive Plan.(6)
10.4		Form of Stock Option Agreement (2003 Directors Equity Incentive Plan).(6)
10.5		DDi Corp. 2003 Management Incentive Plan.(7)
10.6		Form of Restricted Stock Agreement (2003 Management Equity Incentive Plan).(8)
10.7		Form of Stock Option Agreement (2003 Management Equity Incentive Plan).(8)
10.8		Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)
10.9		Severance Agreement and General Release dated November 17, 2004 between DDi Corp. and Joseph P. Gisch.(10)
10	.10*	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams
10.11		Non-Solicitation Agreement dated December 12, 2003 by and between Bruce McMaster and Dynamic Details, Inc.(7)
10.12		DDi Corp. 2005 Stock Incentive Plan.(3)
10.13		Amendment to Restricted Stock Agreement (with schedule of parties attached).(11)
10.14		Amendment to Non-Qualified Stock Option Agreement (with schedule of parties attached).(11)
10.15		Form of Amendment to Restricted Stock Agreement (with schedule of parties attached).(9)
10.16		Employment Letter dated September 29, 2005 between DDi Corp. and Diane N. Brundage.(12)
10.17		Severance Agreement dated October 10, 2005 between DDi Corp. and Diane N. Brundage.(12)
10.18		Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan.(13)
10.19		Confidential Severance Agreement and General Release dated February 9, 2006 between DDi Corp. and Bruce McMaster.(24)
Other Material Contracts
10.20		Registration Rights Agreement, dated as of December 12, 2003, relating to Series A Preferred Stock of DDi Corp.(1)
10.21		Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(14)
10.22		Personal Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.(14)
10.23		Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.(15)
10.24		Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 6031-6035 Galley Road, Colorado Springs, Colorado.(16)

Exhibit	Description

10.25	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 2115 Victor Place, Colorado Springs, Colorado.(16)
10.26	Lease dated June 15, 1994, by and between Michael J. Irvin, Trustee of the Davila Living Trust dated March 13, 1989 and Colorado Springs Circuits, Inc., regarding 980 Technology Court, Colorado Springs, Colorado.(16)
10.27	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.(17)
10.28	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.(18)
10.29	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley.(17)
10.30	Lease dated November 12, 1997 by and between Miller and Associates and Dynamic Circuits Inc.(15)
10.31	Lease dated August 18, 1998, by and between Mrs. Alberta M. Talley, Trustee and Dynamic Circuits, Inc.(18)
10.32	Lease Agreement dated April 14, 1998 by and between Continental Electric Contractors and Cuplex, Inc.(9)
10.33	Lease Agreement dated as of May 13, 1996, as amended by a First Lease Amendment dated August 7, 1996, between 410 Forest Street Realty Trust and Cuplex, Inc.(18)
10.34	Lease Agreement dated as of November 2, 1995, between Trammell Crow International Partners and Cuplex, Inc.(15)
10.35	Registration Rights Agreement dated January 21, 2004 by and among DDi Corp. and certain purchasers of DDi Corp.’s capital stock listed on the signature pages thereof.(7)
10.36	Purchase Agreement dated as of March 29, 2004, by and between DDi Corp. and each of the purchasers whose names and addresses are set forth on the signature page thereof.(2)
10.37	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.(2)
10.38	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.39	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.40	Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)

Exhibit	Description

10.41	Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.(2)
10.42	Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004.(2)
10.43	Master Agreement for Standby Letters of Credit, dated as of March 30, 2004.(2)
10.44	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender.(19)
10.45	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company.(19)
10.46	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation.(19)
10.47	Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004.(19)
10.48	Master Agreement for Standby Letters of Credit, dated as of June 30, 2004.(19)
10.49	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(19)
10.50	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company.(19)
10.51	Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation.(19)
10.52	Common Stock Purchase Warrant dated September 21, 2005, with schedule of parties attached.(20)
10.53	Registration Rights Agreement dated September 21, 2005.(20)
10.54	Amendment No. 1 to Standby Securities Purchase Agreement dated September 21, 2005.(20)
10.55	Purchase Agreement, dated as of June 2, 2005, by and between DDi Corp. and Caiman Partners, L.P., Contrarian Turnaround Equities, LLC, Greywolf Capital Partners II LP, QVT Fund LP, Sankaty Credit Opportunities, L.P., Sankaty High Yield Asset Partners, L.P., Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P. and Sankaty Prospect Credit Partners, L.P.(21)
10.56	Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., the other Credit Parties signatory thereto and General Electric Capital Corporation.(22)
10.57	Amendment No. 2 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.(22)
10.58	Amendment No. 3 to Real Property Master Lease Agreement.(22)

Exhibit		Description

14.1		Code of Business Conduct and Ethics.(23)
21.1		Subsidiaries of DDi Corp.(25)
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Chief Executive Officer and Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(2)	Previously filed with the Commission on April 7, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on August 10, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(4)	Previously filed with the Commission on August 9, 2005 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(5)	Previously filed with the Commission on December 23, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(6)	Previously filed with the Commission on June 14, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-116418.

(7)	Previously filed with the Commission on February 12, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-1, Registration No. 333-112786.

(8)	Previously filed with the Commission on February 13, 2004 as an exhibit to DDi Corp.’s Registration Statement on Form S-8, Registration No. 333-112853.

(9)	Previously filed with the Commission on January 12, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on November 19, 2004 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(11)	Previously filed with the Commission on June 24, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(12)	Previously filed with the Commission on October 11, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(13)	Previously filed with the Commission on December 27, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(14)	Previously filed with the Commission on November 26, 1997 as an exhibit to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(15)	Previously filed with the Commission on March 30, 2001 as an exhibit to DDi Corp.’s, DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(16)	Previously filed with the Commission on January 20, 1998 as an exhibit to Amendment No. 1 to DDi Capital’s Registration Statement on Form S-4, Registration No. 333-41187.

(17)	Previously filed with the Commission on March 25, 2002 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.

(18)	Previously filed with the Commission on March 31, 1999 as an exhibit to DDi Capital’s and Dynamic Details’ combined Annual Report on Form 10-K.

(19)	Previously filed with the Commission on August 16, 2004 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q.

(20)	Previously filed with the Commission on September 23, 2005 as an exhibit to DDi Corp.’s Amended Current Report on Form 8-K/ A.

(21)	Previously filed with the Commission on June 5, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(22)	Previously filed with the Commission on November 29, 2005 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(23)	Previously filed with the Commission on March 6, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(24)	Previously filed with the Commission on February 15, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K.

(25)	Previously filed with the Commission on March 16, 2005 as an exhibit to DDi Corp.’s Annual Report on Form 10-K.