Form 10-Q
period 2006-03-31
DDI CORP
filed 2006-05-10
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
     As of May 5, 2006, DDi Corp. had 18,314,932 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DDi CORP.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$27,545	$25,985
Cash and cash equivalents — restricted (see Note 7)	2,686	2,972
Accounts receivable, net	31,990	29,710
Inventories	17,860	16,117
Prepaid expenses and other	1,476	1,506

Total current assets	81,557	76,290

Property and equipment, net	29,453	31,063
Goodwill	41,845	41,845
Intangible assets, net	12,261	13,411
Other	1,549	1,719

Total assets	$166,665	$164,328

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Revolving credit facility	$19,660	$19,929
Accounts payable	18,238	15,443
Accrued expenses and other current liabilities	15,121	14,709

Total current liabilities	53,019	50,081

Other long-term liabilities	4,521	4,745
Series A preferred stock	—	—

Total liabilities	57,540	54,826

Commitments and contingencies

Series B mandatorily redeemable preferred stock	2,884	1,513

Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 18,301,958 and 18,259,356 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	18	18
Additional paid-in-capital	230,134	231,821
Deferred compensation	—	(349)
Accumulated other comprehensive income	439	346
Accumulated deficit	(124,350)	(123,847)

Total stockholders’ equity	106,241	107,989

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$166,665	$164,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Net sales	$50,953	$44,949
Cost of goods sold:
Cost of goods sold	40,542	37,217
Non-cash compensation	121	(279)

Total cost of goods sold	40,663	36,938

Gross profit	10,290	8,011

Operating expenses:
Sales and marketing:
Sales and marketing expenses	4,003	3,486
Officer’s severance	240	—
Non-cash compensation	13	(454)

Total sales and marketing	4,256	3,032

General and administration:
General and administration expenses	3,784	3,951
Non-cash compensation	109	249

Total general and administration	3,893	4,200

Amortization of intangible assets	1,150	1,150
Restructuring and other related charges	397	—

Operating income (loss)	594	(371)

Interest and other expense, net	549	1,191

Income (loss) from continuing operations before income taxes	45	(1,562)

Income tax expense	(548)	(1,051)

Loss from continuing operations	(503)	(2,613)

Income from discontinued operations (see Note 13)	—	9,740

Net income (loss)	(503)	7,127
Less: Series B preferred stock dividends and accretion	(1,800)	(1,342)

Net income (loss) applicable to common stockholders	$(2,303)	$5,785

Loss per share from continuing operations applicable to common stockholders — basic and diluted	$(0.13)	$(1.00)

Net income (loss) per share applicable to common stockholders — basic and diluted	$(0.13)	$1.47

Weighted-average shares used in per share computations — basic and diluted	18,277,110	3,936,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(503)	$(2,613)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Depreciation	2,687	2,455
Amortization of debt issuance costs and discount	179	184
Amortization of intangible assets	1,150	1,150
Non-cash compensation	243	(482)
Non-cash and accrued restructuring and other related charges	637	—
Other	44	(4)
Change in operating assets and liabilities:
Accounts receivable	(2,266)	(1,552)
Prepaid expenses and other	21	(495)
Inventories	(1,739)	(280)
Accounts payable	2,792	458
Accrued expenses and other liabilities	(1,039)	97
Income tax payable	596	1,066

Net cash provided by (used in) operating activities from continuing operations	2,802	(16)
Net cash used in operating activities from discontinued operations	—	(1,976)

Net cash provided by (used in) operating activities	2,802	(1,992)

Cash flows from investing activities:
Purchases of property and equipment	(1,116)	(1,239)
Proceeds from the release of restricted cash	290	—
Net cash used in investing activities from discontinued operations	—	(9)

Net cash used in investing activities	(826)	(1,248)

Cash flows from financing activities:
Principal payments on capital leases	—	(234)
Net borrowings on revolving credit facility	(269)	737
Refund of debt issuance costs	—	206
Payment of Series B preferred stock dividend	(290)	—
Proceeds from exercise of stock options	75	10
Net cash provided by financing activities from discontinued operations	—	884

Net cash provided by (used in) financing activities	(484)	1,603

Effect of exchange rate changes on cash and cash equivalents	68	(26)

Net increase (decrease) in cash and cash equivalents	1,560	(1,663)
Cash and cash equivalents, beginning of period	25,985	23,526

Cash and cash equivalents, end of period	$27,545	$21,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The unaudited condensed consolidated financial statements of DDi Corp. include the accounts of its wholly-owned subsidiaries: (i) DDi Intermediate Holdings Corp. (“DDi Intermediate”) and its wholly-owned subsidiary, DDi Capital Corp., which includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its wholly-owned subsidiaries (“Dynamic Details”) and (ii) DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” All intercompany transactions have been eliminated in consolidation.
The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005 (see Note 13). As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of March 31, 2006, and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.
The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended March 31, 2006 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2005.
Description of Business
DDi is a leading provider of time-critical, technologically advanced printed circuit board (“PCB”) engineering and manufacturing, and other value-added services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. The Company operates primarily in one geographical area, North America.
Common Stock Reverse Split
On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) using the modified prospective application transition method. As a result, the Company has included stock-based compensation costs under the fair value method in its

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
results of operations for the quarter ended March 31, 2006, as more fully described in Note 8 to the Company’s condensed consolidated financial statements.
Effective January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends guidance in Accounting Release Bulletin (“ARB”) No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations, financial position, or cash flows as of and for the quarter ended March 31, 2006.
Effective January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“SFAS 3”) and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations, its financial position, or cash flows as of and for the quarter ended March 31, 2006.
NOTE 2. INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$8,475	$8,630
Work-in-process	6,631	5,059
Finished goods	2,754	2,428

Total	$17,860	$16,117

NOTE 3. REVOLVING CREDIT FACILITY
In March 2004, the Company entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. In June 2004, the asset base on the Credit Facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, permit the Company to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% (“Index Rate”) depending on the Company’s EBITDA. The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1 million and in increments of $500,000 made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% (“LIBOR Rate”) depending on the Company’s EBITDA. As of March 31, 2006, the Company’s revolving credit advances were at an Index Rate of 9.25%.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Availability under the Credit Facility is based on various liquidity and borrowing base tests. The Credit Facility requires the Company to make standard representations and warranties and maintain certain financial covenants. As of March 31, 2006, the Company was in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined, has never occurred through March 31, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of the Company’s domestic operating subsidiary, Dynamic Details. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of March 31, 2006, the Company had $20.1 million available for borrowing under the Credit Facility, of which $19.7 million was outstanding. In April 2006, the outstanding balance was repaid in full.
NOTE 4. PRODUCT WARRANTY
Warranty costs are estimated at the time of sale and recorded as an accrued liability, with a corresponding provision to cost of sales. Estimated costs are based on historical experience, future anticipated return rates and estimated costs of repair. The Company assesses the adequacy of the warranty accrual each quarter. The changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months ended
	March 31,	March 31,
	2006	2005
Beginning balance	$527	$656
Current period warranty charges	806	830
Actual warranty costs incurred	(727)	(821)

Ending balance	$606	$665

NOTE 5. NET INCOME (LOSS) PER SHARE
The following table is a calculation of net income (loss) per share of common stock from continuing operations and discontinued operations (in thousands except share and per share data):

	Three Months ended
	March 31,	March 31,
	2006	2005
Loss from continuing operations	$(503)	$(2,613)
Less: Series B preferred stock dividends and accretion	(1,800)	(1,342)

Loss from continuing operations applicable to common stockholders	$(2,303)	$(3,955)

Weighted-average shares of common stock outstanding (basic and diluted)	18,277,110	3,936,280

Loss per share from continuing operations applicable to common stockholders	$(0.13)	$(1.00)

Net income from discontinued operations, net of tax	$—	$9,740

Weighted-average shares of common stock outstanding (basic and diluted)	18,277,110	3,936,280

Net income per share of common stock from discontinued operations	$—	$2.47

Net income (loss)	$(503)	$7,127
Less: Series B preferred stock dividends and accretion	(1,800)	(1,342)

Net income (loss) applicable to common stockholders	$(2,303)	$5,785

Weighted average shares of common stock outstanding (basic and diluted)	18,277,110	3,936,280

Net income (loss) per share applicable to common stockholders	$(0.13)	$1.47

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As a result of the net losses from continuing operations incurred during the three months ended March 31, 2006 and 2005, potential common shares of 3,272,783 and 1,388,654, respectively, were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.
In accordance with SFAS 128, “Earnings per Share,” the rights offering resulted in a bonus element to be accounted for in a manner similar to a stock dividend. Accordingly, common stock outstanding has been adjusted retroactively for the bonus element of 272,554 shares of common stock for all periods presented.
NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
In March 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. Each share of the Series B Preferred Stock was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred Stock vote together with the common shares based on the number of shares into which the Series B Preferred Stock could convert on the day that the Series B Preferred Stock was issued. In addition, the Series B Preferred Stock is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred Stock when required. The Series B Preferred Stock bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption five years from the original date of issuance. In addition, the holders of the Series B Preferred Stock initially had the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred Stock if the Company’s common stock trades above $35.28 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using its common stock provided that no more than 1,428,571 shares of common stock in the aggregate is used for such redemption payments. Shares of the Company’s common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (a) in the aggregate, $80.0 million, or (b) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. The Company amortizes the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The amortization of these issuance costs for the three months ended March 31, 2006 and 2005 was $138,000 and $427,000 respectively.
As a result of the commencement of a rights offering in August 2005 (see Note 7), the related issuance of warrants to the standby purchasers in September 2005 and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of March 31, 2006, $2.9 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In February 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock of $3.6 million, for dividends accrued and payable as of March 31, 2005. This $3.6 million reflected a full year of dividends. As permitted by the Certificate of Designation of the Series B Preferred Stock, the Company irrevocably elected to pay the dividend in the form of shares of the Company’s common stock. On March 31, 2005, the Company issued 211,830 shares of common stock to pay the dividend.
In May 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock of approximately $900,000 for dividends accrued and payable as of June 30, 2005. The dividend was paid in cash in June 2005. In August 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of September 30, 2005. The dividend was paid in cash in September 2005. In December 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of December 31, 2005. The dividend was paid in cash in December 2005.
In August 2005, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment amended Section 5 of the Certificate of Designation of the Series B Preferred to:
•	provide that upon completion of a rights offering and/or related standby purchase commitments that raise aggregate gross proceeds of at least $65 million (a “Qualified Rights Offering”), the Company would redeem one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to the stated value of the Series B Preferred Stock plus all accrued but unpaid dividends on such shares through the date of redemption;

•	provide that upon completion of a Qualified Rights Offering the Company would redeem an additional one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to 101% of the Stated Value of such shares;

•	upon the completion of a Qualified Rights Offering, eliminate the option of the holders of the Series B Preferred to require the Company to redeem a portion of the Series B Preferred Stock on September 30, 2005 and March 30, 2006; and

•	provide that the issuance of the Company’s common stock pursuant to a Qualified Rights Offering, related standby agreement and related warrants (each as defined in the Certificate of Designation) would not constitute a change of control as defined in the Certificate of Designation.
In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends and a 1% early repayment fee. As a result of the redemption, the Company amortized approximately $300,000 of issuance costs related to the 857,944 shares redeemed.
In October 2005, a holder of the Company’s Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.
In March 2006, the Company paid a cash dividend on the Company’s Series B Preferred Stock of $290,000 for dividends accrued and payable.
As of March 31, 2006, 49,227 shares of Series B-1 Preferred Stock and 358,649 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. The holders of the Series B Preferred Stock have the option to require the Company to redeem the shares on September 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The redemption price is at $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 1,428,571 shares of common stock in the aggregate for such redemption payments.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7. SUBSCRIPTION RIGHTS OFFERING AND STANDBY PURCHASE AGREEMENT
On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share up to $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million before offering costs of $3.0 million. Immediately following the rights offering, pursuant to a standby purchasers agreement, standby purchasers purchased the remaining shares offered of 2,855,841 shares, at $5.25 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 2,302,005 shares of the Company’s common stock at an exercise price equal of $5.25 per share. The Standby Warrants have an expiration date of July 31, 2006.
The Company used $41.4 million of the proceeds of the rights offering to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends. In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred Stock, of which approximately $900,000 had been used to make dividend payments on the one-third remaining shares of Series B Preferred through March 31, 2006. In October 2005, the Company paid $18.7 million from the proceeds of the rights offering to redeem all of the then outstanding senior accreting notes plus accrued and unpaid dividends.
NOTE 8. STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
In December 2003, the Company adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Stock options granted under the 2003 Plan vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months. The Company no longer grants options under the 2003 Plan.
Also, in December 2003, the Company adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. Stock options granted under the 2003 Directors Plan vest 40% immediately upon approval of grant by shareholders and 20% each year thereafter on December 19th from 2004 through 2006. The Company no longer grants options under the 2003 Directors Plan.
In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (“Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 2,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 shares are available for awards in a form other than stock options and stock appreciation rights. On December 20, 2005, the Company awarded 799,286 options to purchase the Company’s common stock at $5.67 per share, the then current market price of the Company’s common stock, under the 2005 Plan to certain officers, directors and employees of the Company. The options vest annually over three years from the date of grant, and have a contractual term of 10 years.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s stock option activity under all the plans for the three months ended March 31, 2006 (in thousands except per share data):

			Weighted
		Weighted	Average
		Average Exercise	Remaining
		Price	Contractual Life in	Aggregate Intrinsic
	Options Outstanding	per Option	Years	Value
Balance as of December 31, 2005	1,164,836	$12.43	8.7
Granted	60,000	$7.44
Exercised	(43,662)	$1.80
Forfeited	(74,634)	$10.62

Balance as of March 31, 2006	1,106,540	$12.70	9.1	$1,942

Options exercisable as of March 31, 2006	296,147	$32.10		$135

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at March 31, 2006. The Company had outstanding at March 31, 2006 options to purchase an aggregate of 826,377 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $1.9 million. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $192,666 and $41,000, respectively, determined as of the date of exercise.
Accelerated Vesting of Certain Stock Options
On December 7, 2005, the Compensation Committee and the Board of Directors of the Company approved the accelerated vesting of all unvested stock options with per share exercise prices greater than the current market price for the Company’s common stock granted under the 2003 Plan and the 2003 Directors Plan to current employees, officers and directors, so that each such option became fully vested. The closing market price for the Company’s common stock on December 7, 2005 was $5.04 per share. As a result of this action, options to purchase 118,490 shares with exercise prices ranging from $15.54 per share to $73.15 per share became fully vested. The Company recorded $1.4 million in non-cash compensation expense in the fourth quarter of 2005 related to the acceleration of these options. The primary purpose of the accelerated vesting was to reduce future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123-R in the first quarter of 2006.
Adoption of SFAS 123-R
Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under APB 25, the difference between the exercise price of employee stock options granted and the fair value of the Company’s common shares on the date of grant is recorded as deferred compensation and amortized on a straight-line basis over the vesting periods of the underlying stock options. During the quarter ended March 31, 2006, the Company’s deferred compensation balance was reduced to zero in connection with the adoption of SFAS 123-R.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
recognized in the quarter ended March 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been restated.
As a result of adopting SFAS 123-R, the Company’s income from continuing operations before income taxes was $167,000 lower than if the Company had continued to account for stock-based compensation under APB 25. Also, the Company’s loss from continuing operations and net loss applicable to common stockholders for the three months ended March 31, 2006 were each $167,000 higher than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share applicable to common stockholders for the three months ended March 31, 2006 was $0.01.
Determining Fair Value
Valuation and amortization method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. The Black-Scholes option-pricing model requires the input of certain assumptions that require management’s judgment including the expected term and the expected stock price volatility of the underlying stock option. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period.
Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on historical option exercise patterns of similar awards, the contractual terms and vesting schedules of the stock-based awards and expectations of future employee stock option exercise behavior.
Expected Stock Price Volatility – Effective January 1, 2006, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company evaluated the assumptions used to estimate its expected volatility, including whether the Company’s own historical volatility appropriately reflects management’s expectations of future volatility. As a result of this analysis, the Company determined that its own historical volatility in conjunction with the historical volatility of its two most closely related competitors provided a reasonable indicator of expected future stock price volatility.
Expected Dividend Yield – The Company does not pay dividends on its common stock, and management does not have any plan in the foreseeable future to do so.
Risk-Free Interest Rate – The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term as a risk-free interest rate. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
Estimated Forfeiture Rate - The Company’s expected forfeiture rate represents the percentage of granted stock options that are not expected to vest due to employee termination. The estimated forfeiture rate was determined based on historical stock option forfeitures taking into account workforce reduction programs and the discontinued operations of its European subsidiaries.
Fair Value—The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months ended
	March 31,	March 31,
	2006	2005
Expected term (years)	4	4
Expected stock price volatility	75%	60%
Expected dividend yield	0%	0%
Risk-free interest rate	4.83%	3.70%
Expected forfeiture rate	10%	N/A
Weighted average fair value per share	$4.39	$10.11
Stock Compensation Expense
During the three months ended March 31, 2006, the Company recorded $243,000 of stock-based compensation. As required by SFAS 123-R, the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At March 31, 2006, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $2.5 million, net of estimated forfeitures of approximately $300,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.
Prior to January 1, 2006, the Company accounted for stock-based compensation cost using the disclosure only provisions of SFAS 123. The Company elected to provide the pro forma disclosures as if the fair value based method had been applied to its financial statements. Had non-cash compensation expense for all stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income applicable to common stockholders and net income per share applicable to common stockholders would have been the following (in thousands):

Three Months
Ended
March 31,
2005
Net income applicable to common stockholders:
As reported — basic and diluted	$5,785
Add: non-cash compensation credit under APB 25, net of tax	(1,086)
Less: non-cash compensation credit under FAS 123, net of tax	748

Pro forma — basic and diluted	$5,447

Net income per share applicable to common stockholders — basic and diluted:
As reported	$1.47

Pro forma	$1.38

NOTE 9. SEGMENT REPORTING
Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes net sales by geographic area (in thousands):

	Three Months ended
	March 31,	March 31,
	2006	2005
Net sales:
North America (a)	$47,003	$42,555
Asia	3,082	1,861
Other	868	533

Total	$50,953	$44,949

(a)	The majority of sales in North America represent sales to the United States.
NOTE 10. GOODWILL AND INTANGIBLES
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Because the Company operates in one operating segment and has one reporting unit, the Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares the book value of goodwill to its fair value based on the Company’s market capitalization.
The Company’s goodwill balance of $41.8 million as of March 31, 2006 and December 31, 2005, relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. The Company has not determined or recorded an impairment of goodwill during the quarter ended March 31, 2006, as there were no events or changes in circumstances that indicated a potential impairment. During the first quarter of 2005, the Company reduced goodwill by approximately $500,000 resulting from the reversal of a valuation allowance for Canadian tax credits associated with activity prior to the December 2003 emergence from bankruptcy.
Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The allocation of the reorganized value of the Company subsequent to its emergence from bankruptcy in 2003 resulted in identified intangible assets totaling $24.9 million, of which $23.0 million related to customer relationships, which are being amortized over their estimated useful life of five years, and had accumulated amortization of $10.7 million and $9.6 million as of March 31, 2006 and December 31, 2005, respectively. Amortization expense related to these customer relationships for the three months ended March 31, 2006 and 2005 was $1.1 million. Amortization expense related to these intangible assets will be $1.1 million per quarter through November 2008.
NOTE 11. RESTRUCTURING
In May 2005 the Board of Directors of the Company approved plans to close the Company’s Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of the Company’s North American PCB plants. The Company’s Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company is currently remediating the Arizona facility and expects to complete exiting the premises by June 2006. The Company has incurred the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. In the first quarter of 2006, the Company incurred a total of $392,000 in restructuring and other related charges relating to the closure of the Arizona-based mass lamination operation. As of March 31, 2006 the Company had incurred a total of $5.0 million in restructuring and other related charges relating to the closure. The Company currently estimates that less than $200,000 of additional charges relating to final exit activities will be incurred in the second quarter of 2006. The final amount will depend largely upon the final costs required for building and environmental remediation.
In May 2005, the Company announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete and the Company does not anticipate any additional significant restructuring charges related to the closure of the Colorado facility.
A reconciliation of accrued facility consolidation costs for the three months ended March 31, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	17	195	160	20	392
Colorado closure	2	7	—	2	11
Other	—	—	—	(6)	(6)
Payments	(19)	(218)	(692)	(72)	(1,001)

Accrued restructuring costs at March 31, 2006	$—	$—	$467	$11	$478

The Company expects to complete payment of these accrued costs in 2006.
NOTE 12. COMPREHENSIVE INCOME (LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income (loss) and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (loss) (in thousands):

	Three Months ended
	March 31,	March 31,
	2006	2005
Net income (loss)	$(503)	$7,127
Other comprehensive income:
Foreign currency translation adjustments	93	222

Comprehensive income (loss)	$(410)	$7,349

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13. DISCONTINUED OPERATIONS
The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. Pursuant to the actions of the Administrators of DDi Europe, DDi Europe underwent a restructuring pursuant to which the Company no longer has U.K.-based businesses. On February 9, 2005, DDi Technologies Limited, DDi Tewkesbury Limited and DDi International, each operating subsidiaries of DDi Europe, were acquired by the eXception Group Ltd., a newly-formed U.K. corporation (the “eXception Group”) for £21.5 million ($39.8 million USD) of which £20.1 million ($37.2 million USD) was the initial sales consideration paid. The purchase price was determined by the Administrators. The eXception Group secured a separate credit facility from the Bank of Scotland to finance the purchase price for these companies. The Administrators applied £20.1 million ($37.2 million USD) of the proceeds from the sale of DDi Technologies Limited, DDi Tewkesbury Limited and DDi International to the outstanding indebtedness of DDi Europe and its subsidiaries under the DDi Europe credit facilities, leaving £1.4 million ($2.6 million USD) outstanding under the DDi Europe credit facilities. The remaining credit facility balance was to be satisfied from the proceeds from the sale or other disposition of the remaining assets of DDi Europe by the Administrators, including the businesses of the remaining operating subsidiaries of DDi Europe not transferred to eXception Group and/or payment from eXception Group.
Accordingly, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the accompanying Condensed Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
The results of operations of the discontinued business of DDi Europe for the three months ended March 31, 2005 are summarized as follows (in thousands):
DDi Europe Statements of Operations
(In thousands)
(Unaudited)

Three Months
Ended
March 31,
2005
Net sales	$7,873
Cost of goods sold	6,843

Gross profit	1,030

Operating expenses:
Sales and marketing	126
General and administration	1,618
Restructuring and other related charges	219

Operating loss	(933)
Gain on disposal of DDi Europe	11,053
Interest expense and other expense, net	(380)

Income from discontinued operations before income taxes	9,740
Income taxes	—

Income from discontinued operations	$9,740

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 14. SUBSEQUENT EVENT
On May 2, 2006, SMDI Company filed a lawsuit against the Company in Arizona Superior Court for Maricopa County. SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. The Company believes SMDI’s claims lack merit and intends to vigorously defend the action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2006. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Capital Corp. and Dynamic Details, Incorporated. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005.
On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Some of the statements in this section contain forward–looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in item 1A in our most recently filed 10-K and elsewhere in this Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.
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
Our Company
We are a leading provider of time-critical, technologically advanced printed circuit board (“PCB”) engineering and manufacturing, and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and highly scalable manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.
Market Overview
Printed circuit boards are a fundamental component of virtually all electronic equipment. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials, functionality and design features. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and demand highly complex and sophisticated manufacturing capabilities. We see several significant trends within the printed circuit board manufacturing industry, including:
•	Increasing customer demand for quick-turn production and integrated solutions. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers to develop new products in shorter periods of time. In response to these pressures, original equipment manufacturers look to printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing and assembly services to reduce time-to-market.

•	Increasing complexity of electronic equipment. Original equipment manufacturers are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, original equipment manufacturers rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have been generally unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.
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
Results of Operations and Other Financial Data
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2006	2006	2005 to 2006	2005 to 2006
Net sales	$50,953	$44,949	$6,004	13.4%
Cost of goods sold	40,663	36,938	3,725	10.1%
Gross profit	10,290	8,011	2,279	28.4%
Gross profit as a percentage of net sales	20.2%	17.8%
Net Sales
Our net sales are primarily derived from the engineering and manufacture of complex, technologically advanced multi-layer PCBs and, to a lesser extent, value added PCB assembly services. Net sales increased $6.0 million, or 13.4%, to $51.0 million for the first quarter of 2006, from $44.9 million for the same period in 2005. The increase in net sales was led by a 23.4% increase in PCB sales, partially offset by a 25.8% decline in assembly sales. The increase in PCB sales was primarily attributable to an increase in total layers shipped and a slight increase in average layer pricing in both the quick-turn and longer-lead portions of the business as a result of improved market conditions in the first quarter of 2006 as compared to the same period in 2005. The decrease in assembly sales was primarily due to several significant turnkey programs that matured in 2005. Bookings of sales orders of assembly sales to date in 2006 have been at a higher rate when compared to the prior year comparable period, and should be reflected in higher revenues in the future as a result.

Gross Profit
Gross profit for the first quarter of 2006 was $10.3 million, or 20.2% of net sales compared to $8.0 million, or 17.8% of net sales for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily the result of reduced fixed facility overhead due to the closure of our Arizona facility in May 2005 and higher average pricing in the first quarter of 2006 as compared to the first quarter of 2005. This increase was partially offset by a $400,000 impact related to non-cash compensation resulting from a $279,000 benefit (related to forfeitures of certain unvested options and restricted stock) in the first quarter of 2005 and a $121,000 charge (related to stock-based compensation pursuant to the adoption of SFAS 123-R) in the first quarter of 2006.
Non-Cash Compensation
The following table sets forth select data related to non-cash compensation (in thousands):

	Three Months ended
	March 31,	March 31,
	2006	2006
Non-cash compensation:
Cost of good sold	$121	$(279)
Sales and marketing expenses	13	(454)
General and administrative expenses	109	249

Total non-cash compensation	$243	$(484)

In the first quarter of 2006, non-cash compensation expense related to the adoption of the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the quarter ended March 31, 2006 included: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. In 2005, non-cash compensation related to amortization of deferred compensation net of forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant. For the first quarter of 2005, $1.2 million of non-cash compensation expense related to unvested stock options and restricted stock grants was recorded, fully offset by an adjustment of $1.7 million to account for the forfeiture of certain unvested options by two members of management who left the Company.
Sales and Marketing Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
Sales and marketing expenses	$4,256	$3,032	$1,224	40.4%
Percentage of net sales	8.4%	6.7%
Total sales and marketing expenses increased $1.2 million, or 40.4%, to $4.3 million, or 8.4% of net sales for the three months ended March 31, 2006, from $3.0 million, or 6.7% of net sales for the three months ended March 31, 2005. The increase as a percentage of net sales was primarily due to a $240,000 charge for officer’s severance in the first quarter of 2006 and a favorable non-cash compensation adjustment in the first quarter of 2005 of $454,000 related to the forfeiture of certain unvested options and restricted stock that reduced sales and marketing expense in the first quarter of 2005. Other sales and marketing expenses, such as payroll and commissions, increased proportionately with the growth in sales.
General and Administration Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
General and administration expenses	$3,893	$4,200	$(307)	(7.3%)
Percentage of net sales	7.6%	9.3%
Total general and administrative expenses decreased $307,000 or 7.3% to $3.9 million, or 7.6% of net sales for the first quarter of 2006, from $4.2 million, or 9.3% of net sales for the first quarter of 2005. The decrease in general and administrative expenses was primarily due to: (i) a reduction in professional fees of approximately $250,000 primarily associated with strategic reviews of our capital structure that occurred in the first quarter of 2005, (ii) a decrease in non-cash compensation of $140,000, and (iii) lower bad debt expense of approximately $200,000. These decreases were partially offset by an increase in payroll and consulting fees of approximately $250,000 primarily associated with Sarbanes-Oxley compliance.
Restructuring and other related charges
In May 2005 our Board of Directors approved plans to close our Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of our North American PCB plants. Our Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. We believe that once the Arizona facility closure is complete and the mass lamination manufacturing activity has been integrated into the remaining PCB production facilities, annual cost efficiencies of $2.0 million to $3.0 million per year may be achieved, dependent upon the level of operational efficiency achieved. For the first quarter of 2006, we estimate that the operational cost savings, excluding the restructuring charges, related to the facility closure was approximately $600,000.
We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We are currently remediating the Arizona facility and expect to complete exiting the premises by June 2006. We have incurred the following types of restructuring costs in connection with the closure of our Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. In the first quarter of 2006, we incurred a total of $392,000 in restructuring and other related charges relating to the closure of the Arizona-based mass lamination operation. As of March 31, 2006 we had incurred a total of $5.0 million in restructuring and other related charges relating to the closure. We currently estimate that less than $200,000 of additional charges relating to final exit activities will be incurred in the second quarter of 2006. The final amount will depend largely upon the final costs required for building and environmental remediation.
In May 2005, we announced the closure of our corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into our corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete and we do not anticipate any additional significant restructuring charges related to the closure of our Colorado facility.

A reconciliation of accrued facility consolidation costs for the three months ended March 31, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	17	195	160	20	392
Colorado closure	2	7	—	2	11
Other	—	—	—	(6)	(6)
Payments	(19)	(218)	(692)	(72)	(1,001)

Accrued restructuring costs at March 31, 2006	$—	$—	$467	$11	$478

We expect to complete payment of these accrued costs in 2006.
Amortization of intangible assets
Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003. These intangible assets are being amortized over an estimated useful life of five years resulting in $1.1 million of amortization expense each quarter through November 2008.
Net Interest and Other Expense
Net interest and other expense consists of interest and fees related to our credit facility, amortization of debt issuance costs, foreign exchange transaction gains or losses related to our Canadian division and other miscellaneous non-operating items. For the first quarter of 2006, net interest expense decreased to $447,000 from $1.2 million for the first quarter of 2005. The decrease in net interest expense was primarily due to the redemption of our senior accreting notes in October 2005 resulting in no interest expense related to these notes in the first quarter of 2006. Net other expense increased to $102,000 in the first quarter of 2006 from net other income of $54,000 in the first quarter of 2005, and is primarily related to foreign exchange losses from our Canadian operations.
Income Tax Expense
Income tax expense decreased by $503,000 or 47.9% to $548,000 for the first quarter of 2006 from $1.1 million for the first quarter of 2005. Our Canadian subsidiary had taxable income in both the first quarter of 2006 and 2005. The decrease was due to no estimated tax expense in the U.S. in the first quarter of 2006, compared to estimated tax expense in the U.S. in the first quarter of 2005. The determination of taxable income reflects the impact of substantial non-deductible items and is based on projected taxable income by jurisdiction. Although we have significant net operating loss carryforwards (“NOLs”) available to offset taxable income, any adjustments to valuation allowances that were in existence as of applying fresh-start accounting will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting. Due to the tax regulations pertaining to the utilization of NOLs, taxable income is first applied to the oldest NOLs. We anticipate, at present, that any U.S. taxable income generated in 2006 and 2005 would be applied to NOLs that existed as of the date of applying fresh-start accounting. In general, the provisions for income taxes are based upon our expected tax rate in the respective year. However, for the first quarter 2006, the recording of a tax benefit for the first quarter 2006 would be inconsistent with the U.S. tax expense anticipated for the remainder of 2006.
Net Income From Discontinued Operations
In February 2005, we placed our European operations, DDi Europe, into administration. We reported income from discontinued operations of $9.7 million for the first quarter of 2005, which included a non-cash gain of $11.1 million on the disposition of DDi Europe. The gain represented DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments. The gain was partially offset by pre tax losses of $1.3 million incurred though January 31, 2005 by DDi Europe.
Series B Preferred Stock Dividends and Accretion
In the first quarter of 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion ($290,000 represented cash dividends, $100,000 represented amortization of issuance costs, and $1.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value, which began in August 2005). In the first quarter of 2005, we reported $1.3 million of Series B Preferred Stock dividends and accretion ($900,000 represented the value of dividends in shares and the remaining $400,000 represented amortization of issuance costs).
Liquidity and Capital Resources

	Three Months ended
	March 31,	March 31,
(Dollars in thousands)	2006	2005
Working capital	$28,538	$26,209
Current ratio (current assets to current liabilities)	1.54 : 1.0	1.52 : 1.0
Cash and cash equivalents, excluding restricted cash	$27,545	$25,985
Short term borrowings	$19,660	$19,929
As of March 31, 2006, we had total cash and cash equivalents of $30.2 million, which included $2.7 million of restricted cash reserved for the funding of future dividends and/or principal redemptions of the remaining Series B Preferred Stock. The increase in our current ratio, working capital and cash and cash equivalents is primarily from the cash provided by operations during the quarter ended March 31, 2006. As of March 31, 2006, we had $19.7 million drawn under our revolving credit facility. The amount outstanding at March 31, 2006 was repaid in full in April 2006.
Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and our asset-based revolving credit facility, along with proceeds from various equity offerings. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued use of our credit facility, will fund ongoing operations for the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Revolving Credit Facility
In March 2004, we entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. During June 2004, the asset base on the Credit Facility was expanded to include our Canadian operations. In November 2005, we amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, permit us to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% (“Index Rate”) depending on our EBITDA. We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1 million and in increments of $500,000 made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% (“LIBOR Rate”) depending on our EBITDA. As of March 31, 2006, the revolving credit advances were at an Index Rate of 9.25%.
Availability under the Credit Facility is based on various liquidity and borrowing base tests. The Credit Facility requires us to make standard representations and warranties and maintain certain financial covenants. As of March 31, 2006, we were in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined, has never occurred through March 31, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of our domestic operating subsidiary, Dynamic Details. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As of March 31, 2006, we had $20.1 million available for borrowing under the Credit Facility, of which $19.7 million was outstanding. In April 2006, the outstanding balance was repaid in full.
Series B Preferred Stock
In March 2004, we completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. Each share of the Series B Preferred Stock was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred Stock vote together with the common shares based on the number of shares into which the Series B Preferred Stock could convert on the day that the Series B Preferred Stock was issued. In addition, the Series B Preferred Stock is entitled to elect a member of our Board of Directors in the event that we fail to redeem the Series B Preferred Stock when required. The Series B Preferred Stock bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption five years from the original date of issuance. In addition, the holders of the Series B Preferred Stock initially had the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. We also have the right to redeem the Series B Preferred Stock if our common stock trades above $35.28 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, our shareholders approved a proposal to allow us to have the option to make dividend and redemption payments using our common stock provided that no more than 1,428,571 shares of common stock in the aggregate is used for such redemption payments. Shares of our common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict us from incurring additional indebtedness in excess of the greater of (a) in the aggregate, $80.0 million, or (b) three times our EBITDA for the most recent four consecutive fiscal quarters.
We recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. We amortize the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require us to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The amortization of these issuance costs for the three months ended March 31, 2006 and 2005 was $138,000 and $427,000 respectively.
As a result of the commencement of a rights offering in August 2005 (see Note 7), the related issuance of warrants to the standby purchasers in September 2005 and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of March 31, 2006, $2.9 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value.

In February 2005, our Board of Directors declared a dividend on the Series B Preferred Stock of $3.6 million, for dividends accrued and payable as of March 31, 2005. This $3.6 million reflected a full year of dividends. As permitted by the Certificate of Designation of the Series B Preferred Stock, we irrevocably elected to pay the dividend in the form of shares of our common stock. On March 31, 2005, we issued 211,830 shares of common stock to pay the dividend.
In May 2005, our Board of Directors declared a dividend on the Series B Preferred Stock of approximately $900,000 for dividends accrued and payable as of June 30, 2005. The dividend was paid in cash in June 2005. In August 2005, our Board of Directors declared a dividend on the Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of September 30, 2005. The dividend was paid in cash in September 2005. In December 2005, our Board of Directors declared a dividend on the Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of December 31, 2005. The dividend was paid in cash in December 2005.
In August 2005, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment amended Section 5 of the Certificate of Designation of the Series B Preferred to:
•	provide that upon completion of a rights offering and/or related standby purchase commitments that raise aggregate gross proceeds of at least $65 million (a “Qualified Rights Offering”), we would redeem one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to the stated value of the Series B Preferred Stock plus all accrued but unpaid dividends on such shares through the date of redemption;

•	provide that upon completion of a Qualified Rights Offering we would redeem an additional one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to 101% of the Stated Value of such shares;

•	upon the completion of a Qualified Rights Offering, eliminate the option of the holders of the Series B Preferred to require us to redeem a portion of the Series B Preferred Stock on September 30, 2005 and March 30, 2006; and

•	provide that the issuance of our common stock pursuant to a Qualified Rights Offering, related standby agreement and related warrants (each as defined in the Certificate of Designation) would not constitute a change of control as defined in the Certificate of Designation.
In September 2005, we called for the redemption of two-thirds, or 857,944 shares, of our outstanding shares of Series B Preferred Stock. We paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends and a 1% early repayment fee. As a result of the redemption, we amortized approximately $300,000 of issuance costs related to the 857,944 shares redeemed.
In October 2005, a holder of our Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.
In March 2006, we paid a cash dividend on the Series B Preferred Stock of $290,000 for dividends accrued and payable.
As of March 31, 2006, 49,227 shares of Series B-1 Preferred Stock and 358,649 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. The holders of the Series B Preferred Stock have the option to require us to redeem the shares on September 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The redemption price is at $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. We have the option to make dividend and redemption payments using our common stock; provided that we may use no more than 1,428,571 shares of common stock in the aggregate for such redemption payments.

Consolidated Cash Flows
The following table summarizes our statements of cash flows for the three months ended March 31, 2006, and 2005 (in thousands):

	Three Months ended
	March 31,	March 31,
	2006	2005
Net cash provided by (used in):
Operating activities from continuing operations	$2,802	$(16)
Investing activities from continuing operations	(826)	(1,239)
Financing activities from continuing operations	(484)	719
Effect of exchange rates on cash	68	(26)
Effect of discontinued operations on cash	—	(1,101)

Net increase (decrease) in cash and cash equivalents	$1,560	$(1,663)

Net cash provided by operating activities from continuing operations (“cash flow from operations”) consists of net income, adjusted for non-cash charges and working capital changes. Cash flow from operations for the first quarter of 2006 was $2.8 million compared to net cash used in operating activities from continuing operations of $16,000 in the first quarter of 2005. The increase in cash flow from operations of $2.8 million is primarily due to: (i) the decrease in our loss from continuing operations of $2.1 million, (ii) higher non-cash compensation charges of $725,000, and (iii) restructuring and other related charges of $637,000, partially offset by an increase in our net operating assets of $929,000.
Net cash used in investing activities from continuing operations for the first quarter of 2006 was $826,000 compared to net cash used in investing activities from continuing operations of $1.2 million for the first quarter of 2005. The decrease was primarily due to a decrease in capital expenditures of $123,000 and $290,000 of restricted cash released to fund the payment of our Series B Preferred stock dividends in March 2006.
Net cash used in financing activities from continuing operations for the first quarter of 2006 was $484,000 compared to net cash provided by financing activities from continuing operations of $719,000 for the first quarter of 2005. This increase in cash used in financing activities of $1.2 million primarily related to: (i) the payment of a cash dividend on our Series B Preferred Stock of $290,000 in the first quarter of 2006 compared to a dividend paid in shares in the first quarter of 2005 and (ii) an increase in net payments under our credit facility of $1.0 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.
We believe our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:
Revenue recognition — Our revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans, and other value-added services. Our revenue recognition policy complies with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective printed circuit boards. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter.
Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets.

Goodwill impairment — We assess the potential impairment of goodwill at least annually, at the end of the year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value may not be recoverable, then an impairment of goodwill may be recorded.
Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized then an inventory impairment may be recorded.
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
Stock-Based Compensation — Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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
Recently Adopted Accounting Standards
Effective January 1, 2006, we adopted SFAS 123-R using the modified prospective application transition method. As a result, we have included stock-based compensation costs under the fair value method in our results of operations for the quarter ended March 31, 2006, as more fully described in Note 8 to our condensed consolidated financial statements.
Effective January 1, 2006, we adopted SFAS 151. SFAS 151 amends guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on our results of operations, financial position, or cash flows for the first quarter of 2006.
Effective January 1, 2006, we adopted SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on our results of operations, financial position, or cash flows for the first quarter of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Advances under the Credit Facility bear interest at the prime rate plus 1% to 2% (“the Index Rate”). As of March 31, 2006, the Index Rate on the Credit Facility was 9.25%. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings.
Foreign Currency Exchange Risk
Sales, expenses and financial results of our Canadian operations are denominated in Canadian dollars. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. However, since nearly all of our sales and expenses in our Canadian subsidiary are denominated in local currency or in U.S. dollars, we have relatively little exposure to foreign currency transaction risk. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.
Changes in Internal Controls
In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2005 (the “10-K”) for a summary of our legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings, except at set forth below.
On May 2, 2006, SMDI Company filed a lawsuit against us in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of our now-closed Arizona facility. The complaint alleges that we breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. We believe SMDI’s claims lack merit and intend to vigorously defend the action.
Item 1A.
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On April 7, 2006, we entered into a separation agreement and general release with Diane Brundage, our former Senior Vice President — Sales. Pursuant to the terms of the existing severance agreement between the Company and Ms. Brundage, entering into the separation agreement and general release entitles Ms. Brundage to receive severance payments equal to her annual base salary of $225,000 plus continuation of health insurance coverage for twelve months.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, previously filed with the Commission on February 8, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Severance Agreement between DDi Corp. and Bruce McMaster, previously filed with the Commission on February 15, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Employment Letter dated March 9, 2006 between DDi Corp. and Sally Goff, previously filed with the Commission on March 31, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Employment Letter dated March 21, 2006 between DDi Corp. and Michael K. Sheehy, previously filed with the Commission on March 31, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams, previously filed with the Commission on March 16, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Separation Agreement and General Release dated March 31, 2006 between DDi Corp. and Diane Brundage.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
Date: May 9, 2006

DDi CORP.
/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, previously filed with the Commission on February 8, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Severance Agreement between DDi Corp. and Bruce McMaster, previously filed with the Commission on February 15, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Employment Letter dated March 9, 2006 between DDi Corp. and Sally Goff, previously filed with the Commission on March 31, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	Employment Letter dated March 21, 2006 between DDi Corp. and Michael K. Sheehy, previously filed with the Commission on March 31, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams, previously filed with the Commission on March 16, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Separation Agreement and General Release dated March 31, 2006 between DDi Corp. and Diane Brundage.

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.