Form 10-Q
period 2006-06-30
DDI CORP
filed 2006-08-09
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________
Commission File Number: 000-30241
DDi CORP.

(Exact name of registrant as specified in its charter)

Delaware	06-1576013

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Yes ☑ No ☐
     As of August 7, 2006, DDi Corp. had 20,625,309 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DDi CORP.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,107	$25,985
Restricted cash (see Note 7)	2,401	2,972
Accounts receivable, net	31,266	29,710
Inventories	19,745	16,117
Prepaid expenses and other	1,427	1,506

Total current assets	73,946	76,290

Property and equipment, net	28,143	31,063
Goodwill	40,844	41,845
Intangible assets, net	11,112	13,411
Other	1,333	1,719

Total assets	$155,378	$164,328

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Revolving credit facility	$10,000	$19,929
Accounts payable	18,433	15,443
Accrued expenses and other current liabilities	15,423	14,709

Total current liabilities	43,856	50,081

Other long-term liabilities	4,626	4,745
Series A preferred stock	—	—

Total liabilities	48,482	54,826

Commitments and contingencies

Series B mandatorily redeemable preferred stock	4,255	1,513

Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 18,311,701 and 18,259,356 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	18	18
Additional paid-in-capital	228,913	231,821
Deferred compensation	—	(349)
Accumulated other comprehensive income	210	346
Accumulated deficit	(126,500)	(123,847)

Total stockholders’ equity	102,641	107,989

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$155,378	$164,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$52,511	$45,538	$103,464	$90,487
Cost of goods sold:
Cost of goods sold	42,320	38,105	82,862	75,322
Non-cash compensation	130	700	251	421
Restructuring-related inventory impairment	—	1,253	—	1,253

Total cost of goods sold	42,450	40,058	83,113	76,996

Gross profit	10,061	5,480	20,351	13,491

Operating expenses:
Sales and marketing:
Sales and marketing expenses	4,003	3,718	8,006	7,204
Non-cash compensation	30	105	43	(349)
Officer’s severance	—	—	240	—

Total sales and marketing	4,033	3,823	8,289	6,855

General and administration:
General and administration expenses	3,099	2,625	6,883	6,576
Non-cash compensation	264	156	373	405

Total general and administration	3,363	2,781	7,256	6,981

Litigation reserve	1,727	—	1,727	—
Amortization of intangible assets	1,149	1,149	2,299	2,299
Restructuring and other related charges	475	4,390	872	4,390
Goodwill impairment	—	31,129	—	31,129

Operating loss	(686)	(37,792)	(92)	(38,163)

Interest expense, net	415	1,227	862	2,472
Other (income) expense, net	(160)	72	(58)	18

Loss from continuing operations before income taxes	(941)	(39,091)	(896)	(40,653)

Income tax expense (benefit)	1,209	(403)	1,757	648

Loss from continuing operations	(2,150)	(38,688)	(2,653)	(41,301)

Income from discontinued operations	—	—	—	9,740

Net loss	(2,150)	(38,688)	(2,653)	(31,561)
Less: Series B preferred stock dividends and accretion	(1,800)	(1,341)	(3,600)	(2,683)

Net loss applicable to common stockholders	$(3,950)	$(40,029)	$(6,253)	$(34,244)

Loss per share from continuing operations applicable to common stockholders — basic and diluted	$(0.22)	$(9.63)	$(0.34)	$(10.87)

Net loss per share applicable to common stockholders — basic and diluted	$(0.22)	$(9.63)	$(0.34)	$(8.46)

Weighted-average shares used in per share computations — basic and diluted	18,307,766	4,157,679	18,292,550	4,047,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(2,653)	$(41,301)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Depreciation	5,140	4,927
Amortization of debt issuance costs and discount	358	350
Amortization of intangible assets	2,299	2,299
Goodwill impairment	—	31,129
Non-cash compensation	667	477
Non-cash and accrued restructuring and other related charges	1,112	4,575
Other	83	123
Change in operating assets and liabilities:
Accounts receivable	(1,313)	(860)
Inventories	(3,531)	6
Prepaid expenses and other assets	125	(889)
Accounts payable	2,904	1,318
Accrued expenses and other liabilities	(692)	(2,254)
Income tax payable	1,050	1,035

Net cash provided by operating activities from continuing operations	5,549	935
Net cash used in operating activities from discontinued operations	—	(1,975)

Net cash provided by (used in) operating activities	5,549	(1,040)

Cash flows from investing activities:
Purchases of property and equipment	(2,185)	(3,305)
Proceeds from the release of restricted cash	571	—
Cash outflows related to acquisition earn out	—	(300)
Net cash used in investing activities from discontinued operations	—	(10)

Net cash used in investing activities	(1,614)	(3,615)

Cash flows from financing activities:
Principal payments on capital leases	(9)	(473)
Net (repayments) borrowings on revolving credit facility	(9,929)	1,511
Refund of debt issuance costs	—	206
Payment of Series B preferred stock dividend	(580)	(915)
Proceeds from exercise of stock options	96	30
Net cash provided by financing activities from discontinued operations	—	884

Net cash provided by (used in) financing activities	(10,422)	1,243

Effect of exchange rate changes on cash and cash equivalents	(391)	93

Net increase (decrease) in cash and cash equivalents	(6,878)	(3,319)
Cash and cash equivalents, beginning of period	25,985	23,526

Cash and cash equivalents, end of period	$19,107	$20,207

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
The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of June 30, 2006, the results of its operations for the three and six months ended June 30, 2006 and 2005 and the results of its cash flows for the six months ended June 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.
The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended June 30, 2006 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2005.
Description of Business
DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing, and other value-added services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. The Company operates primarily in one geographical area, North America.
Common Stock Reverse Split
On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) using the modified prospective application transition method. As a result, the Company has included stock-based compensation costs under the fair value method in its results of operations for the three and six month periods ended June 30, 2006, as more fully described in Note 8 to the Company’s condensed consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations, financial position or cash flows.
Effective January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends guidance in Accounting Release Bulletin (“ARB”) No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations, financial position, or cash flows as of and for the three and six months ended June 30, 2006.
Effective January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”) and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations, its financial position, or cash flows as of and for the three and six months ended June 30, 2006.
NOTE 2. INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$10,915	$8,630
Work-in-process	6,508	5,059
Finished goods	2,322	2,428

Total	$19,745	$16,117

NOTE 3. REVOLVING CREDIT FACILITY
In March 2004, the Company entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. In June 2004, the asset base on the Credit Facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, permit the Company to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on the Company’s EBITDA (“Index Rate”). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% depending on the Company’s EBITDA (“LIBOR Rate”). As of June 30, 2006, the Company’s revolving credit advances were at an Index Rate of 9.75%.
Availability under the Credit Facility is based on various liquidity and borrowing base tests. The Credit Facility requires the Company to make standard representations and warranties and maintain certain financial covenants. As of June 30, 2006, the Company was in compliance with all required covenants. The Credit Facility provides that an

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined, has never occurred through June 30, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of the Company’s domestic operating subsidiary, Dynamic Details. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of June 30, 2006, the Company had $18.5 million available for borrowing under the Credit Facility, of which $10.0 million was outstanding. In July 2006, the outstanding balance was repaid in full.
NOTE 4. PRODUCT WARRANTY
Warranty costs are estimated at the time of sale and recorded as an accrued liability, with a corresponding provision to cost of sales. Estimated costs are based on historical experience, future anticipated return rates and estimated costs of repair. The Company assesses the adequacy of the warranty accrual each quarter. The changes in the Company’s warranty accrual were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Beginning balance	$606	$665	$527	$656
Current period warranty charges	956	769	1,762	1,599
Actual warranty costs incurred	(921)	(762)	(1,648)	(1,583)

Ending balance	$641	$672	$641	$672

NOTE 5. NET INCOME (LOSS) PER SHARE
The following table is a calculation of net income (loss) per share of common stock from continuing operations and discontinued operations (in thousands except share and per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Loss from continuing operations	$(2,150)	$(38,688)	$(2,653)	$(41,301)
Less: Series B preferred stock dividends and accretion	(1,800)	(1,341)	(3,600)	(2,683)

Loss from continuing operations applicable to common stockholders	$(3,950)	$(40,029)	$(6,253)	$(43,984)

Weighted-average shares of common stock outstanding (basic and diluted)	18,307,766	4,157,679	18,292,550	4,047,591

Loss per share from continuing operations applicable to common stockholders	$(0.22)	$(9.63)	$(0.34)	$(10.87)

Net income from discontinued operations, net of tax	$—	$—	$—	$9,740

Weighted-average shares of common stock outstanding (basic and diluted)	18,307,766	4,157,679	18,292,550	4,047,591

Net income per share of common stock from discontinued operations	$—	$—	$—	$2.41

Net loss	$(2,150)	$(38,688)	$(2,653)	$(31,561)
Less: Series B preferred stock dividends and accretion	(1,800)	(1,341)	(3,600)	(2,683)

Net loss applicable to common stockholders	$(3,950)	$(40,029)	$(6,253)	$(34,244)

Weighted average shares of common stock outstanding (basic and diluted)	18,307,766	4,157,679	18,292,550	4,047,591

Net loss per share applicable to common stockholders	$(0.22)	$(9.63)	$(0.34)	$(8.46)

As a result of the net losses from continuing operations incurred during the three and six months ended June 30, 2006 and 2005, common shares issuable upon exercise of outstanding stock options and warrants or upon conversion of Series B Preferred stock of 3,272,783 and 1,270,125, respectively were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.
A subscription rights offering commenced in August of 2005, which resulted in a bonus element to be accounted for in a manner similar to a stock dividend in accordance with SFAS No. 128, “Earnings per Share,”. Accordingly, common stock outstanding has been adjusted retroactively for the bonus element of 272,554 shares of common stock for all periods presented.
NOTE 6. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
In March 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. Each share of the Series B Preferred Stock was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred Stock vote together with the common shares based on the number of shares into which the Series B Preferred Stock could convert on the day that the Series B Preferred Stock was issued. In addition, the Series B Preferred Stock is entitled to elect a member of the Company’s Board of Directors in the event the Company fails to redeem the Series B Preferred Stock when required. The Series B Preferred Stock bears dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005 and is subject to mandatory redemption five years from the original date of issuance. In addition, the holders of the Series B Preferred Stock initially had the option to require the Company to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. The Company also has the right to redeem the Series B Preferred Stock if the Company’s common stock trades above $35.28 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, the Company’s shareholders approved a proposal to allow the Company to have the option to make dividend and redemption payments using its common stock provided that no more than 1,428,571 shares of common stock in the aggregate are used for such redemption payments. Shares of the Company’s common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict the Company from incurring additional indebtedness in excess of the greater of (a) in the aggregate, $80.0 million, or (b) three times the Company’s EBITDA for the most recent four consecutive fiscal quarters.
The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. The Company amortizes the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The amortization of these issuance costs for the three and six months ended June 30, 2006 was $138,000 and $276,000, respectively. The amortization of these issuance costs for the three and six months ended June 30, 2005 was $427,000 and $854,000, respectively.
As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005, and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock and was initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of June 30, 2006, $4.3 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value.
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
In May 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock of $915,000 for dividends accrued and payable as of June 30, 2005. The dividend was paid in cash in June 2005. In August 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock in the amount of $305,000 for dividends accrued and payable as of September 30, 2005. The dividend was paid in cash in September 2005. In December 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of December 31, 2005. The dividend was paid in cash in December 2005.
In August 2005, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment amended Section 5 of the Certificate of Designation of the Series B Preferred Stock to:
•	provide that upon completion of a rights offering and/or related standby purchase commitments that raise aggregate gross proceeds of at least $65 million (a “Qualified Rights Offering”), the Company would redeem one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to the stated value of the Series B Preferred Stock plus all accrued but unpaid dividends on such shares through the date of redemption;

•	provide that upon completion of a Qualified Rights Offering, the Company would redeem an additional one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to 101% of the Stated Value of such shares;

•	eliminate upon the completion of a Qualified Rights Offering, the option of the holders of the Series B Preferred to require the Company to redeem a portion of the Series B Preferred Stock on September 30, 2005 and March 30, 2006; and

•	provide that the issuance of the Company’s common stock pursuant to a Qualified Rights Offering, related standby agreement and related warrants (each as defined in the Certificate of Designation) would not constitute a change of control as defined in the Certificate of Designation.
In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. As a result of the redemption, the Company amortized approximately $300,000 of issuance costs related to the 857,944 shares redeemed.
In October 2005, a holder of the Company’s Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
     The Board of Directors of the Company declared dividends on the Series B Preferred Stock in February and May of 2006 of $290,000 per quarter. The dividends were paid in cash in March and June of 2006.
As of June 30, 2006, 49,227 shares of Series B-1 Preferred Stock and 358,649 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. The holders of the Series B Preferred Stock have the option to require the Company to redeem the shares on September 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The redemption price is $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 1,428,571 shares of common stock in the aggregate for redemption payments.
NOTE 7. SUBSCRIPTION RIGHTS OFFERING AND STANDBY PURCHASE AGREEMENT
On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share up to $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million before offering costs of $3.0 million. Immediately following the rights offering, pursuant to a standby purchasers agreement, standby purchasers purchased the remaining shares offered of 2,855,842 shares, at $5.25 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 2,302,005 shares of the Company’s common stock at an exercise price equal of $5.25 per share. The Standby Warrants have an expiration date of July 31, 2006. The Company used $41.4 million of the proceeds of the rights offering to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends. In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred Stock, of which $1.2 million had been used to make dividend payments on the one-third remaining shares of Series B Preferred Stock through June 30, 2006. In October 2005, the Company used $18.7 million from the proceeds of the rights offering to redeem all of the then outstanding senior accreting notes plus accrued and unpaid dividends.
NOTE 8. STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
In 2003, the Company adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Stock options granted under the 2003 Plan vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months. The Company no longer grants options under the 2003 Plan.
In 2003, the Company also adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. Stock options granted under the 2003 Directors Plan vest 40% immediately upon approval of grant by shareholders and 20% each year thereafter on December 19th from 2004 through 2006. The Company no longer grants options under the 2003 Directors Plan.
In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (“Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 2,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 shares are available for awards in a form other than stock options and stock appreciation rights. Options granted under the 2005 Plan vest annually over three years from the date of grant in equal installments, and have a contractual term of 10 years.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s stock option activity under all the plans for the three and six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average Exercise	Remaining
		Price	Contractual Life in	Aggregate Intrinsic
	Options Outstanding	per Option	Years	Value
Balance as of December 31, 2005	1,164,836	$12.43	8.7
Granted	60,000	$7.44
Exercised	(43,662)	$1.80
Forfeited	(74,634)	$10.62

Balance as of March 31, 2006	1,106,540	$12.70	9.1	$1,942

Granted	686,000	$7.83
Exercised	(8,733)	$1.96
Forfeited	(53,284)	$36.29

Balance as of June 30, 2006.	1,730,523	$10.10	9.7	$2,278

Options exercisable as of June 30, 2006	236,273	$32.03		$84

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at June 30, 2006. The Company had outstanding at June 30, 2006 options to purchase an aggregate of 1.5 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $2.3 million. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $51,000 and $244,000, respectively, determined as of the date of exercise. During the three and six months ended June 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $48,000 and $89,000, respectively, determined as of the date of exercise.
Accelerated Vesting of Certain Stock Options
On December 7, 2005, the Compensation Committee and the Board of Directors of the Company approved the accelerated vesting of all unvested stock options with an exercise price greater than the current market price of the Company’s common stock that were granted under the 2003 Plan and the 2003 Directors Plan to current employees, officers and directors, so that each such option became fully vested. The closing market price of the Company’s common stock on December 7, 2005 was $5.04 per share. As a result of this action, options to purchase 118,490 shares with exercise prices ranging from $15.54 per share to $73.15 per share became fully vested. The Company recorded $1.4 million in non-cash compensation expense in the fourth quarter of 2005 related to the acceleration of these options. The primary purpose of the accelerated vesting was to reduce future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123-R in the first quarter of 2006.
Adoption of SFAS 123-R
Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, the difference between the exercise price of employee stock options granted and the fair value of the Company’s common shares on the date of grant is recorded as deferred compensation and amortized on a straight-line basis over the vesting periods of the underlying stock options. Upon adoption of SFAS 123-R in the first quarter of 2006, the Company’s deferred compensation balance was reduced to zero.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the quarter ended June 30, 2006 included: (a) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all unvested stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been restated.
Due to the adoption of SFAS 123-R, the Company’s loss from continuing operations before income taxes, loss from continuing operations and net loss applicable to common stockholders for the three months ended June 30, 2006 were each lower by $348,000 than if the Company had continued to account for stock-based compensation under APB 25. Loss from continuing operations before income taxes, loss from continuing operations and net loss applicable to common stockholders for the six months ended June 30, 2006 were each lower by $516,000 than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share applicable to common stockholders for the three and six months ended June 30, 2006 were lower by $0.02 and $0.03, respectively, as a result of the adoption of SFAS 123-R.
Determining Fair Value
Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. The Black-Scholes option-pricing model requires the input of certain assumptions that require management’s judgment including the expected term and the expected stock price volatility of the underlying stock option. The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period.
Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on historical option exercise patterns of similar awards, the contractual terms and vesting schedules of the stock-based awards and expectations of future employee stock option exercise behavior.
Expected Stock Price Volatility — Effective January 1, 2006, pursuant to the SEC’s Staff Accounting Bulletin No. 107, the Company evaluated the assumptions used to estimate its expected volatility, including whether the Company’s own historical volatility appropriately reflects management’s expectations of future volatility. As a result of this analysis, the Company determined that its own historical volatility in conjunction with the historical volatility of its two most closely related competitors provide a reasonable indicator of expected future stock price volatility.
Expected Dividend Yield — The Company does not pay dividends on its common stock, and management does not have any plan in the foreseeable future to do so.
Risk-Free Interest Rate — The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term as a risk-free interest rate. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
Expected Forfeiture Rate — The Company’s expected forfeiture rate represents the percentage of granted stock options that are not expected to vest due to employee termination. The estimated forfeiture rate was determined based on historical stock option forfeitures taking into account workforce reductions and the discontinued operations of the Company’s European subsidiaries.
Fair Value — The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended
	June 30,	June 30,
	2006	2005
Expected term (years)	4	4
Expected stock price volatility	74%	60%
Expected dividend yield	0%	0%
Risk-free interest rate	5.12%	3.78%
Expected forfeiture rate	10%	N/A
Weighted average fair value per share	$4.57	$53.62
Stock Compensation Expense
During the three and six months ended June 30, 2006, the Company recorded $424,000 and $667,000, respectively, of stock-based compensation. As required by SFAS 123-R, the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At June 30, 2006, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $4.7 million, net of estimated forfeitures of approximately $566,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.
Prior to January 1, 2006, the Company accounted for stock-based compensation cost using the disclosure only provisions of SFAS 123. The Company elected to provide the pro forma disclosures as if the fair value based method had been applied to its financial statements. Had non-cash compensation expense for all stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been the following (in thousands):

	Three months	Six Months
	ended	Ended
	June 30,	June 30,
	2005	2005
Net loss applicable to common stockholders:
As reported — basic and diluted	$(40,029)	$(34,244)
Add: non-cash compensation (expense) credit under APB 25, net of tax	962	(124)
Less: non-cash compensation (expense) under FAS 123, net of tax	(1,362)	(614)

Pro forma — basic and diluted	$(40,429)	$(34,982)

Net loss per share applicable to common stockholders — basic and diluted:
As reported	$(9.63)	$(8.46)

Pro forma	$(9.72)	$(8.64)

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
The following table summarizes net sales by geographic area (in thousands):

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net sales:
North America (a)	$49,083	$44,010	$96,086	$86,724
Asia	2,959	1,051	6,041	2,912
Other	469	477	1,337	851

Total	$52,511	$45,538	$103,464	$90,487

(a)	The majority of sales in North America represent sales to customers located in the United States.
NOTE 10. GOODWILL AND INTANGIBLES
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets (“SFAS 142”)” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Because the Company operates in one operating segment and has one reporting unit, the Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares the book value of the Company to its market capitalization.
The Company’s goodwill balance, which was $40.8 million at June 30, 2006 and $41.8 million at December 31, 2005, relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. The Company has not determined or recorded an impairment of goodwill during the six months ended June 30, 2006, as there were no events or changes in circumstances that indicated a potential impairment. During the second quarter of 2006, the Company reduced goodwill by approximately $1.0 million resulting from the reversal of pre-fresh start accounting valuation allowances.
Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The allocation of the reorganized value of the Company subsequent to its emergence from bankruptcy in 2003 resulted in identified intangible assets totaling $24.9 million, of which $23.0 million related to customer relationships and the balance to backlog which is fully amortized. These customer relationships are being amortized over their estimated useful life of five years, and had accumulated amortization of $11.9 million and $9.6 million as of June 30, 2006 and December 31, 2005, respectively. Amortization expense related to these intangible assets for the three and six months ended June 30, 2006 was $1.15 million and $2.3 million, respectively. Amortization expense related to these intangible assets will be approximately $1.15 million per quarter through November 2008.
NOTE 11. RESTRUCTURING
In May 2005, the Board of Directors of the Company approved plans to close the Company’s Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of the Company’s North American PCB plants. The Company’s Virginia PCB facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility.
The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company plans to complete remediation of the Arizona facility and exit the premises in the third quarter of 2006. The Company has incurred the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. During the three and six months ended June 30, 2006, the Company incurred a total of $469,000 and $861,000 respectively in restructuring and other related charges relating to the closure of the Arizona-based mass lamination operation. As of June 30, 2006 the Company had

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
incurred a total of $5.5 million in restructuring and other charges relating to the closure. The Company currently estimates that approximately $100,000 of additional charges, exclusive of legal fees defending a lawsuit filed by one of the landlords (see Note 13), relating to final exit activities will be incurred in the third quarter of 2006.
In May 2005, the Company announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete and the Company did not incur any additional significant restructuring charges related to the closure of the Colorado facility.
A reconciliation of accrued facility consolidation costs from December 31, 2005 to June 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	24	312	433	92	861
Colorado closure	4	12	—	2	18
Other	—	—	—	(7)	(7)
Payments	(28)	(340)	(985)	(97)	(1,450)

Accrued restructuring costs at June 30, 2006	$—	$—	$447	$57	$504

The Company expects to complete payment of these accrued costs in 2006.
NOTE 12. COMPREHENSIVE INCOME (LOSS)
SFAS No. 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income (loss) and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(2,150)	$(38,688)	$(2,653)	$(31,561)
Other comprehensive loss:
Foreign currency translation	(229)	(42)	(136)	180

Comprehensive loss	$(2,379)	$(38,730)	$(2,789)	$(31,381)

NOTE 13. COMMITMENTS AND CONTINGENCIES
In October and November 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002 (the “Class Period”). Named as defendants in these complaints are Bruce D. McMaster, the Company’s former President and Chief Executive Officer, Joseph P. Gisch, former Chief Financial Officer, Charles Dimick, former Chairman of the Board of Directors, Gregory Halvorson, former Vice President of Operations and John Peters, former Vice President of Sales and Marketing. Neither the Company nor any of its subsidiaries were named in these lawsuits. The complaints seek unspecified damages and allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the Class Period. In December 2003, a related class action complaint was filed in the Central District of California alleging similar claims against the same parties and seeking unspecified damages, but also adding causes of action under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the Company’s February 2001 primary offering of convertible notes and

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
secondary offering of common stock. This complaint alleges that the defendants misrepresented and/or failed to disclose material facts about the Company’s reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. This complaint also added former directors David Dominik, Steven Pagliuca, Steven Zide and Mark Benham as defendants, as well as Bain Capital, Inc. and the underwriters of the February 2001 offering. On December 16, 2003, a federal district court judge consolidated the Central District of California actions in to a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). On May 21, 2004, the Court appointed as Lead Plaintiffs Paul Poppe, LeRoy Schneider, and Rand Skolmick. On July 26, 2004, Lead Plaintiffs filed a consolidated amended complaint on behalf of all persons or entities who purchased Company common stock between December 19, 2000 and April 29, 2002, including those who acquired Company common stock pursuant to, or traceable to, the February 14, 2001 secondary offering. The consolidated amended complaint seeks unspecified damages and alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act by, among other things, misrepresenting and/or failing to disclose material facts about the Company’s reported and projected financial results during the Class Period, including reported and projected financial results in connection with the registration statement and prospectus for the secondary offering. Neither the Company nor any of it subsidiaries were named as a defendant in this consolidated amended complaint.
Pursuant to a June 13, 2004 scheduling order, the defendants responded to the consolidated amended complaint on September 9, 2004 with a motion to dismiss. The plaintiffs filed their opposition on October 25, 2004. The defendants filed a reply in support of the motion to dismiss in November 2004. On January 7, 2005, without the necessity of oral argument, the Court entered an Order Denying in Part and Granting in Part Defendants’ Motions to Dismiss the Consolidated Amended Complaint. The Court’s Order denied the motions to dismiss to the extent they relied upon statutes of limitations arguments. The Court’s Order granted the motions to dismiss on the grounds that the Consolidated Amended Complaint failed to adequately allege any materially false or misleading representations or omissions. The Court’s Order also granted Defendants’ motions to the extent the Consolidated Amended Complaint inappropriately relied upon the group pleading or group published information doctrine. As a consequence of this, the totality of plaintiffs’ claims were dismissed with leave to file a Second Amended Consolidated Complaint. The plaintiffs filed a Second Amended Complaint on February 22, 2005 stating only Securities Act claims. Multiple defendant groups filed motions to dismiss the plaintiffs’ Second Amended Complaint on March 25, 2005. Plaintiffs filed an opposition to the motions to dismiss on April 25, 2005. On May 16, 2005, the defendants filed replies in support of the motions to dismiss. On May 6, 2005, the individual defendants also filed a supplemental brief in further support of the motion to dismiss. On May 20, 2005, the plaintiffs filed an opposition to this supplemental brief. On July 20, 2005, without oral argument, the Court entered an Opinion and Order Granting in Part and Denying in Part Defendants’ Motions to Dismiss the Second Amended Consolidated Class Action Complaint. The Court’s Order granted the motions to dismiss with prejudice to the extent the plaintiffs asserted claims on behalf of those who purchased the convertible notes. The Court’s Order granted the motions to dismiss with prejudice as to the plaintiffs’ Section 12(a)(2) of the Securities Act claim against the individual defendants. The Court’s Order denied the motions to dismiss with respect to the plaintiffs’ Section 11 and 15 of the Securities Act claims. The plaintiffs filed a notice on August 4, 2005 that the Second Amended Complaint remains the operative complaint in the case. On September 21, 2005, the multiple defendant groups filed their respective Answers to the operative complaint. A hearing on plaintiffs’ motion for class certification is scheduled to be held on August 28, 2006 but may be continued due to delays in class certification discovery.
The Company’s Directors & Officers Insurance Policy in place at the time of the claims has a $2.5 million deductible. As of June 30, 2006, the Company had incurred approximately $773,000 of legal fees defending the case which have been applied against this deductible, leaving a remaining exposure on the deductible to the Company of approximately $1.7 million. Although the Company believes the claims are without merit and may choose to vigorously defend the action, based on preliminary settlement discussions it is possible that the case will settle for an amount in excess of this insurance deductible. Due to the potential for a settlement in excess of this amount, the Company has recorded an accrual of $1.7 million in the quarter ended June 30, 2006 for its remaining maximum exposure under the policy.
On May 2, 2006, SMDI Company filed a lawsuit against the Company in Arizona Superior Court for Maricopa County. SMDI Company was the property manager for the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. The Company believes SMDI’s claims lack merit and intends to vigorously defend the action.
On June 2, 2006, the plaintiff filed an amended complaint, which added Dynamic Details, Incorporated as a defendant to the action. The original complaint named only the Company’s Laminate Technology Corp. subsidiary as a defendant. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona (Case No. CV06-1661-PHX-FJM) on the basis of diversity jurisdiction. On July 5, 2006, the defendants filed a motion to dismiss Dynamic Details, Incorporated as a defendant in the case. These motions are pending.
NOTE 14. SUBSEQUENT EVENTS
During July 2006, Standby Warrants, originally issued on September 21, 2005 to the standby purchasers during the 2005 rights offering, to purchase 2,302,001 shares of the Company’s common stock, with an exercise price equal to the rights offering subscription price of $5.25 and an expiration of July 31, 2006, were exercised resulting in cash proceeds to the Company of $12.1 million.
In August 2006, the Company announced that it had signed a definitive merger agreement to acquire all the outstanding shares of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in Youngstown, Ohio for approximately $14.8 million paid in a combination of cash and shares of the Company’s common stock, plus the assumption of Sovereign’s net debt not to exceed $3.3 million. The shareholders of Sovereign can elect to receive cash or shares of the Company’s common stock with an exchange ratio set at $8.06 per share, but only up to a maximum of $5.7 million in aggregate cash being paid out in the acquisition. The closing of the acquisition is subject to certain conditions, including the consent of Sovereign’s shareholders and lenders and the Company’s Credit Facility lender. The acquisition will extend the Company’s presence in key markets, such as the military and aerospace markets, as well as expand its technical capabilities to include flex and rigid-flex technologies.
Also in August 2006, the Company announced that it had agreed to sell its assembly business to Veritek Manufacturing Services, LLC for approximately $12.0 million in cash. The closing of the transaction is contingent upon consent from the Company’s Credit Facility lender and other typical conditions related to the sale of a business. The sale marks the Company’s move to focus on its core PCB fabrication business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended June 30, 2006. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Intermediate Holdings Corp., DDi Capital Corp. and Dynamic Details, Incorporated. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005.
On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in item 1A in our most recently filed 10-K and elsewhere in this Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.
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
Our Company
We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing, and other value-added services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and over 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

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
Results of Operations for the Three Months ended June 30, 2006 Compared to the Three months Ended June 30, 2005
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
Net sales	$52,511	$45,538	$6,973	15.3%
Cost of goods sold	42,450	40,058	2,392	6.0%
Gross profit	10,061	5,480	4,581	83.6%
Gross profit as a percentage of net sales	19.2%	12.0%
Net Sales
Our net sales are primarily derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs and, to a lesser extent, value added PCB assembly services. Net sales increased $7.0 million, or 15.3%, to $52.5 million for the second quarter of 2006, from $45.5 million for the same period in 2005. The increase in net sales consisted of a 17.2% increase in PCB sales and a 6.8% increase in assembly sales. The increase in PCB sales was primarily attributable to an increase in total layers shipped and an increase in average layer pricing as a result of improved market conditions in the second quarter of 2006 as compared to the same period in 2005. The increase in assembly sales was primarily due to improved market conditions.

Gross Profit
Gross profit for the second quarter of 2006 was $10.1 million, or 19.2% of net sales compared to $5.5 million, or 12.0% of net sales for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily the result of: (i) higher average pricing in the second quarter of 2006 as compared to the second quarter of 2005, (ii) operational efficiencies associated with the closure of DDi’s Arizona facility which was closed in May 2005, (iii) a reduction of certain administrative and technology resources focused on production and operations activities, (iv) a $1.3 million restructuring-related inventory impairment charge incurred in the second quarter of 2005 associated with the closure of our Arizona facility as compared to no impairment in the second quarter of 2006, and (v) a $570,000 reduction in non-cash compensation in the second quarter of 2006 compared to the second quarter of 2005.
Non-Cash Compensation
The following table sets forth select data related to non-cash compensation (in thousands):

	Three months ended
	June 30,	June 30,
	2006	2005
Non-cash compensation:
Cost of good sold	$130	$700
Sales and marketing expenses	30	105
General and administrative expenses	264	156

Total non-cash compensation	$424	$961

In the second quarter of 2006, non-cash compensation expense related to the adoption of the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method effective January 1, 2006. Under this transition method, stock-based compensation cost recognized in the quarter ended June 30, 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures and (ii) compensation cost for all unvested stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R, net of estimated forfeitures. In 2005, non-cash compensation related to amortization of deferred compensation net of actual forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant and restricted stock.
Sales and Marketing Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
Sales and marketing expenses	$4,033	$3,823	$210	5.5%
Percentage of net sales	7.7%	8.4%
Total sales and marketing expenses increased $210,000, or 5.5%, to $4.0 million, or 7.7% of net sales for the three months ended June 30, 2006, from $3.8 million, or 8.4% of net sales for the three months ended June 30, 2005. The absolute dollar increase in expenses is primarily due to commissions and other selling expenses that increased proportionately with the increase in sales, offset somewhat by a decrease of $75,000 in non-cash compensation in the second quarter of 2006 as compared to the second quarter of 2005. The decrease in expenses as a percentage of net sales reflects the operating leverage we benefit from as our sales increase.
General and Administration Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
General and administration expenses	$3,363	$2,781	$582	20.9%
Percentage of net sales	6.4%	6.1%
Total general and administrative expenses increased $582,000 or 20.9% to $3.4 million, or 6.4% of net sales for the second quarter of 2006, from $2.8 million, or 6.1% of net sales for the second quarter of 2005. The increase in general and administrative expenses was primarily attributable to: (i) additional resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $434,000, (ii) an increase in incentive bonus compensation related to an accrual based on year to date EBITDA performance against the 2006 plan of $89,000, (ii) an increase in bad debt expense of $160,000 and (iii) an increase in non-cash compensation of $108,000. These increases were partially offset by decreases in other general and administration expenses such as travel, facilities, taxes and fees.
Litigation Reserve
In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The Directors & Officers Insurance Policy (“the policy”) in place at the time of the claims has a $2.5 million deductible. As of June 30, 2006, we have incurred approximately $773,000 of legal fees defending the case which has been applied against this deductible, leaving a remaining exposure on the deductible to us of approximately $1.7 million. Although we believe the claims are without merit and may choose to defend the action vigorously, based on preliminary settlement discussions it is possible that the case will settle for an amount in excess of this insurance deductible. Due to the potential for a settlement in excess of this amount, we have recorded an accrual of $1.7 million in the quarter ended June 30, 2006 for our remaining maximum exposure under the policy.
Amortization of Intangibles
Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.15 million of amortization expense each quarter through November 2008.
Restructuring
In May 2005 our Board of Directors approved plans to close our Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of our North American PCB plants. Our Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. For the second quarter of 2006, we estimate that the operational cost savings, excluding the restructuring charges, related to the facility closure was approximately $500,000.
We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We plan to complete remediation of the Arizona facility and to exit the premises in the third quarter of 2006. We have incurred the following types of restructuring costs in connection with the closure of our Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. For the three month period ended June 30, 2006, we incurred a total of $469,000, respectively, in restructuring and other charges relating to the closure of the Arizona-based mass lamination operation. As of June 30, 2006, we had incurred a total of $5.5 million in restructuring and other charges relating to the closure. We currently estimate that approximately $100,000 of additional charges, excluding legal fees defending the lawsuit with the landlord (see Part II, Item I herein), relating to final exit activities will be incurred in the third quarter of 2006.
In May 2005, we announced the closure of our corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into our corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete and we have not incurred any additional significant restructuring charges related to the closure of our Colorado facility.
A reconciliation of accrued facility consolidation costs for the three months ended June 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at March 31, 2006	$—	$—	$467	$11	$478
Additional accruals:
Arizona closure	7	117	273	72	469
Colorado closure	2	5	—	—	7
Other	—	—	—	(1)	(1)
Payments	(9)	(122)	(293)	(25)	(449)

Accrued restructuring costs at June 30, 2006	$—	$—	$447	$57	$504

We expect to complete payment of these accrued costs in 2006.
Goodwill Impairment
Due to a decline in our stock price during the second quarter of 2005, a test of impairment was performed at the end of the quarter. The analyses indicated that our book value at June 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005. At June 30, 2006, our market capitalization exceeded our book value.
Interest
Net interest consists of amortization of debt issuance costs, interest and fees related to our Credit Facility and interest expense associated with long-term leases. In 2005, net interest also included interest related to our senior accreting notes. Net interest expense decreased by 66.2% to $415,000 for the second quarter of 2006 compared to $1.2 million for the second quarter of 2005. The decrease primarily related to $650,000 of interest paid on our senior accreting notes in the second quarter of 2005 that was not paid in the second quarter of 2006 as a result of their redemption in October of 2005. Also contributing to the decrease was a $153,000 reduction in interest and fees associated with our revolving Credit Facility to $57,000 for the second quarter of 2006 from $210,000 for the second quarter of 2005 as a result of decreased borrowings on our Credit Facility.
Other Expense/(Income), Net
Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the second quarter of 2006, net other income increased to $160,000 from net other expense of $72,000 for the second quarter of 2005. The increase in net other income over the prior year period was primarily related to foreign exchange gains from our Canadian operations during the second quarter of 2006.
Income Tax Expense
For the three months ended June 30, 2006, income tax expense increased by $1.6 million to an expense of $1.2 million from a $400,000 benefit in the prior year comparable period. Our Canadian subsidiary had taxable income in both the second quarter of 2006 and 2005. In addition, in 2005, a tax benefit of $500,000 was recorded in connection with intercompany transfer pricing. The increase in income tax expense for the second quarter of 2006 was primarily due to generation of taxable income in the U.S., as compared to a taxable loss in the second quarter of 2005.

Series B Preferred Stock Dividends and Accretion
For the three months ended June 30, 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion ($290,000 represented cash dividends, $100,000 represented amortization of issuance costs, and $1.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value, which began in August 2005). For the three months ended June 30, 2005, we reported $1.3 million of Series B Preferred Stock dividends and accretion ($915,000 represented cash dividends and the remaining $426,000 represented amortization of issuance costs).
Results of Operations for the Six Months ended June 30, 2006 Compared to the Six months Ended June 30, 2005
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
Net sales	$103,464	$90,487	$12,977	14.3%
Cost of goods sold	83,113	76,996	6,117	7.9%
Gross profit	20,351	13,491	6,860	50.8%
Gross profit as a percentage of net sales	19.7%	14.9%
Net Sales
Net sales increased $13.0 million, or 14.3%, to $103.5 million for the six months ended June 30, 2006, as compared to $90.5 million for the same period in 2005. The increase in net sales was led by a 20.2% increase in PCB sales, partially offset by a 10.4% decline in assembly sales. The increase in PCB sales was primarily attributable to an increase in total layers shipped and an increase in average layer pricing as a result of improved market conditions in the first six months of 2006 as compared to the same period in 2005. The decrease in assembly sales was primarily due to several significant turnkey programs that matured in the second half of 2005, which negatively impacted the first quarter of 2006.
Gross Profit
Gross profit for the six months ended June 30, 2006 was $20.4 million, or 19.7% of net sales compared to $13.5 million, or 14.9% of net sales for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily the result of: (i) higher average pricing in the first six months of 2006 as compared to the first six months of 2005, (ii) operational efficiencies associated with the closure of our Arizona facility which was closed in May 2005, (iii) a reduction of certain administrative and technology resources focused on production and operations activities, (iv) a $1.3 million restructuring related inventory impairment charge incurred in the six months ended June 30, 2005 associated with the closure of our Arizona facility compared to no impairment in the six months ended June 30, 2006, and (v) a $170,000 reduction in non-cash compensation for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Non-Cash Compensation
The following table sets forth select data related to non-cash compensation (in thousands):

	Six months ended
	June 30,	June 30,
	2006	2005
Non-cash compensation:
Cost of good sold	$251	$421
Sales and marketing expenses	43	(349)
General and administrative expenses	373	405

Total non-cash compensation	$667	$477

For the six months ended June 30, 2006, non-cash compensation expense related to the adoption of the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method effective January 1, 2006. Under this transition method, stock-based compensation cost recognized in the six months ended June 30, 2006 included: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. In 2005, non-cash compensation related to amortization of deferred compensation net of forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant and restricted stock. For the six months ended June 30, 2005, $2.3 million of non-cash compensation expense related to unvested stock options and restricted stock grants was recorded, partially offset by an adjustment of $1.8 million to account for the forfeiture of certain unvested options by two members of management who left the Company.
Sales and Marketing Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
Sales and marketing expenses	$8,289	$6,855	$1,434	20.9%
Percentage of net sales	8.0%	7.6%
Total sales and marketing expenses increased $1.4 million, or 20.9%, to $8.3 million, or 8.0% of net sales for the six months ended June 30, 2006, from $6.9 million, or 7.6% of net sales for the six months ended June 30, 2005. The increase was primarily due to commissions and other selling expenses that increased proportionately with the increase in sales, a $240,000 charge for officer’s severance in 2006 and an increase in non-cash compensation of $392,000 resulting from a favorable adjustment related to the forfeiture of certain unvested options and restricted stock that reduced sales and marketing expense in the first six months of 2005.
General and Administration Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
General and administration expenses	$7,256	$6,981	$275	3.9%
Percentage of net sales	7.0%	7.7%

Total general and administrative expenses increased $275,000 or 3.9% to $7.3 million, or 7.0% of net sales for the six months ended June 30, 2006, from $7.0 million, or 7.7% of net sales for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily attributable to additional resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $982,000 and an increase in incentive bonus compensation related to an accrual based on year to date EBITDA performance against the 2006 plan of $139,000. These increases were partially offset by a reduction in professional fees of approximately $250,000 primarily associated with strategic reviews of our capital structure that occurred in the first quarter of 2005, a reduction in travel expenses of $140,000, and various other decreases in miscellaneous general and administration expenses such as facilities, bad debt expense, non-cash compensation, taxes and fees.
Litigation Reserve
In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The Directors & Officers Insurance Policy (“the policy”) in place at the time of the claims has a $2.5 million deductible. As of June 30, 2006, we have incurred approximately $773,000 of legal fees defending the case which has been applied against this deductible, leaving a remaining exposure on the deductible to us of approximately $1.7 million. Although we believe the claims are without merit and may choose to defend the action vigorously, based on preliminary settlement discussions, it is possible that the case will settle for an amount in excess of this insurance deductible. Due to the potential for a settlement in excess of this amount, we have recorded an accrual of $1.7 million in the six months ended June 30, 2006 for our remaining maximum exposure under the policy.
Amortization of Intangible Assets
Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.15 million of amortization expense each quarter through November 2008.
Restructuring and other related charges
In May 2005, our Board of Directors approved plans to close our Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of our North American PCB plants. Our Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. For the first six months of 2006, we estimate that the operational cost savings, excluding the restructuring charges, related to the facility closure was approximately $1.3 million.
We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We plan to complete remediation of the Arizona facility and to exit the premises in the third quarter of 2006. We have incurred the following types of restructuring costs in connection with the closure of our Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. For the six months ended June 30, 2006, we incurred a total of $861,000, respectively, in restructuring and other charges relating to the closure of the Arizona-based mass lamination operation. As of June 30, 2006, we had incurred a total of $5.5 million in restructuring and other charges relating to the closure. We currently estimate that $100,000 of additional charges, excluding legal fees defending the lawsuit with the landlord (see Part II, Item I herein) relating to final exit activities, will be incurred in the third quarter of 2006.
In May 2005, we announced the closure of our corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into our corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete and we have not incurred any additional significant restructuring charges related to the closure of our Colorado facility.
A reconciliation of accrued facility consolidation costs for the six months ended June 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	24	312	433	92	861
Colorado closure	4	12	—	2	18
Other	—	—	—	(7)	(7)
Payments	(28)	(340)	(985)	(97)	(1,450)

Accrued restructuring costs at June 30, 2006	$—	$—	$447	$57	$504

We expect to complete payment of these accrued costs in 2006.
Goodwill Impairment
Due to a decline in our stock price during the second quarter of 2005, a test of impairment was performed at the end of the quarter. The analyses indicated that our book value at June 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded a goodwill impairment charge of $31.1 million in the quarter ended June 30, 2005. At June 30, 2006, our market capitalization exceeded our book value.
Interest, Net
Net interest consists of amortization of debt issuance costs, interest and fees related to our Credit Facility and imputed interest expense associated with long-term leases. In 2005, net interest also included interest related to our senior accreting notes. Net interest decreased by 65.1% to $862,000 for the six months ended June 30, 2006 from $2.5 million for the six months ended June 30, 2005. The decrease primarily related to $1.3 million of interest paid on our senior accreting notes in the first six months of 2005 that was not paid in the first six months of 2006 as a result of their redemption in October of 2005. Also contributing to the decrease was a $289,000 reduction in interest and fees associated with our revolving Credit Facility to $149,000 for the first six months of 2006 from $438,000 for the first six months of 2005 as a result of decreased borrowings on the Credit Facility.
Other (Income)/Expense Net
Other (income)/expense net consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the six months ended June 30, 2006, net other income increased to $58,000 from net other expense of $18,000 for the six months ended June 30, 2005. The increase over the prior year period was primarily related to net foreign exchange gains from our Canadian operations during the six months ended June 30, 2006.
Income Tax Expense
For the six months ended June 30, 2006, income tax expense increased by $1.1 million over the prior year to $1.8 million in 2006 from $648,000 in 2005. Our Canadian subsidiary had taxable income in both the six months ended June 30, 2006 and 2005. In addition, during the six months ended June 30, 2005, a tax benefit of $500,000 was recorded in connection with intercompany transfer pricing. The increase in the six months ended June 30, 2006 was primarily due to the generation of taxable income in the U.S. in the first six months of 2006, as compared to a taxable loss in the first six months of 2005.
Net Income From Discontinued Operations
In February 2005, we placed our European operations, DDi Europe, into administration. We reported income from discontinued operations of $9.7 million for the six months ended June 30, 2005, which included a non-cash gain of $11.1 million on the disposition of DDi Europe. The gain represented DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments. The gain was partially offset by pre tax-losses of $1.3 million incurred though January 31, 2005 by DDi Europe.
Series B Preferred Stock Dividends and Accretion
For the six months ended June 30, 2006, we reported $3.6 million of Series B Preferred Stock dividends and accretion ($580,000 represented cash dividends, $200,000 represented amortization of issuance costs and $2.8 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value, which began in August 2005). For the six months ended June 30, 2005, we reported $2.7 million of Series B Preferred Stock dividends and accretion ($1.8 million represented dividends and the remaining $900,000 represented amortization of issuance costs).
Liquidity and Capital Resources

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Working capital	$30,090	$26,209
Current ratio (current assets to current liabilities)	1.69 : 1.0	1.52 : 1.0
Cash and cash equivalents, excluding restricted cash	$19,107	$25,985
Short term borrowings	$10,000	$19,929
As of June 30, 2006, we had total cash and cash equivalents of $19.1 million, excluding $2.4 million of restricted cash reserved for the funding of future dividends and/or principal redemptions of the remaining Series B Preferred Stock. The increase in our current ratio, working capital and cash and cash equivalents net of borrowings on the Credit Facility as of June 30, 2006 compared to December 31, 2005 is primarily from the cash provided by operations. As of June 30, 2006, we had $10.0 million drawn under our revolving credit facility. The amount outstanding at June 30, 2006 was repaid in full in July 2006.
During July 2006, Standby Warrants, originally issued on September 21, 2005 to the standby purchasers during the 2005 rights offering, to purchase 2,302,001 shares of our common stock with an exercise price equal to the rights offering subscription price of $5.25 and an expiration of July 31, 2006 were exercised resulting in cash proceeds to us of $12.1 million.
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
Revolving Credit Facility
In March 2004, we entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. During June 2004, the asset base on the Credit Facility was expanded to include our Canadian operations. In November 2005, we amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, permit us to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on our EBITDA (“Index Rate”). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% depending on our EBITDA (“LIBOR Rate”). As of June 30, 2006, the revolving credit advances were at an Index Rate of 9.75%.
Availability under the Credit Facility is based on various liquidity and borrowing base tests. The Credit Facility requires us to make standard representations and warranties and maintain certain financial covenants. As of June 30, 2006, we were in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined, has never occurred through June 30, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of our domestic operating subsidiary, Dynamic Details. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As of June 30, 2006, we had $18.5 million available for borrowing under the Credit Facility, of which $10.0 million was outstanding. In July 2006, the outstanding balance was repaid in full.
Series B Preferred Stock
In March 2004, we completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. Each share of the Series B Preferred Stock was initially convertible into 0.5714 shares of common stock at any time at a conversion price of $82.95 per share, subject to certain anti-dilution adjustments. In general, the Series B Preferred Stock vote together with the common shares based on the number of shares into which the Series B Preferred Stock could convert on the day that the Series B Preferred Stock was issued. In addition, the Series B Preferred Stock is entitled to elect a member of our Board of Directors in the event that we fail to redeem the Series B Preferred Stock when required. The Series B Preferred Stock bears dividends at the rate of 6% per annum, payable quarterly commencing June 30, 2005 and is subject to mandatory redemption five years from the original date of issuance. In addition, the holders of the Series B Preferred Stock initially had the option to require us to redeem the shares in three equal installments in 18 months, 24 months and 30 months from issuance or earlier upon a change of control, certain events of default or other specified occurrences. We also have the right to redeem the Series B Preferred Stock if our common stock trades above $35.28 for 30 consecutive trading days. The redemption price equals cost plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. On May 26, 2004, our shareholders approved a proposal to allow us to have the option to make dividend and redemption payments using our common stock provided that no more than 1,428,571 shares of common stock in the aggregate are used for redemption payments. Shares of our common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date. The Series B Preferred Stock Certificate of Determination also has covenants that restrict us from incurring additional indebtedness in excess of the greater of (i) in the aggregate, $80.0 million, or (ii) three times our EBITDA for the most recent four consecutive fiscal quarters.
We recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. We amortize the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require us to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The amortization of these issuance costs for the three and six months ended June 30, 2006 was $138,000 and $276,000, respectively. The amortization of these issuance costs for the three and six months ended June 30, 2005 was $427,000 and $854,000, respectively.
As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005, and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock and was initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of June 30, 2006, $4.3 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value.
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
In May 2005, our Board of Directors declared a dividend on the Series B Preferred Stock of $915,000 for dividends accrued and payable as of June 30, 2005. The dividend was paid in cash in June 2005. In August 2005, our Board of Directors declared a dividend on the Series B Preferred Stock in the amount of approximately $300,000 for dividends accrued and payable as of September 30, 2005. The dividend was paid in cash in September 2005. In December 2005, our Board of Directors declared a dividend on the Series B Preferred Stock in the amount of $305,000 dividends accrued and payable as of December 31, 2005. The dividend was paid in cash in December 2005.
In August 2005, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”). The Certificate of Amendment amended Section 5 of the Certificate of Designation of the Series B Preferred Stock to:
•	provide that upon completion of a rights offering and/or related standby purchase commitments that raise aggregate gross proceeds of at least $65 million (a “Qualified Rights Offering”), we would redeem one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to the stated value of the Series B Preferred Stock plus all accrued but unpaid dividends on such shares through the date of redemption;

•	provide that upon completion of a Qualified Rights Offering, we would redeem an additional one-third of the outstanding shares of Series B Preferred Stock at a redemption price payable in cash equal to 101% of the Stated Value of such shares;

•	eliminate upon the completion of a Qualified Rights Offering, the option of the holders of the Series B Preferred to require us to redeem a portion of the Series B Preferred Stock on September 30, 2005 and March 30, 2006; and

•	provide that the issuance of our common stock pursuant to a Qualified Rights Offering, related standby agreement and related warrants (each as defined in the Certificate of Designation) would not constitute a change of control as defined in the Certificate of Designation.
In September 2005, we called for the redemption of two-thirds, or 857,944 shares, of our outstanding shares of Series B Preferred Stock. We paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. As a result of the redemption, we amortized approximately $300,000 of issuance costs related to the 857,944 shares redeemed.
In October 2005, a holder of our Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.
Our Board of Directors declared dividends on the Series B Preferred Stock in February and May of 2006 of $290,000 per quarter. The dividends were paid in cash in March and June of 2006.
As of June 30, 2006, 49,227 shares of Series B-1 Preferred Stock and 358,649 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) were outstanding. The holders of the Series B Preferred Stock have the option to require us to redeem the shares on September 30, 2006, or earlier upon a change of control, certain events of default or other specified occurrences. The redemption price is $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. We have the option to make dividend and redemption payments using our common stock; provided that we may use no more than 1,428,571 shares of common stock in the aggregate for redemption payments.
If the holders of the Series B Preferred Stock require us to redeem the shares on September 30, 2006, we anticipate using our current cash balances, including the proceeds from the exercise of the standby warrants in July, 2006, availability under our credit facility, capacity for additional indebtedness, or any combination thereof to fund the obligation to retire the shares put to the Company.

Consolidated Cash Flows
The following table summarizes our statements of cash flows for the six months ended June 30, 2006, and 2005 (in thousands):

	Six months ended
	June 30,	June 30,
	2006	2005
Net cash provided by (used in):
Operating activities from continuing operations	$5,549	$935
Investing activities from continuing operations	(1,614)	(3,605)
Financing activities from continuing operations	(10,422)	359
Effect of exchange rates on cash	(391)	93
Effect of discontinued operations on cash	—	(1,101)

Net decrease in cash and cash equivalents	$(6,878)	$(3,319)

Net cash provided by operating activities from continuing operations (“cash flow from operations”) consists of net income, adjusted for non-cash charges and working capital changes. Cash flow from operations for the six months ended June 30, 2006 was $5.5 million compared to $935,000 for the six months ended June 30, 2005. The increase in cash flow from operations of $4.6 million is primarily due to the $5.4 million improvement in gross margin excluding non-cash impairment charges and non-cash compensation.
Net cash used in investing activities from continuing operations for the six months ended June 30, 2006 was $1.6 million compared to $3.6 million for the prior year comparable period. The decrease in net cash used in investing activities was due to a $1.1 million decrease in capital expenditures in the 2006 period compared to the 2005 period, $571,000 of restricted cash released to fund the payment of our Series B Preferred stock dividends and the payment of a $300,000 acquisition earn out in 2005.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2006 was $10.4 million compared to net cash provided by financing activities from continuing operations of $359,000 for the six months ended June 30, 2005. This $10.8 million increase in net cash used in financing activities was primarily due to an increase in net repayments under our credit facility of $11.4 million, partially offset by a $464,000 decrease in payments on capital leases, and a $335,000 decrease in cash dividends paid on our Series B preferred stock.
In August 2006, we announced that we had agreed to sell our assembly business to Veritek Manufacturing Services, LLC for approximately $12.0 million in cash. The closing of the transaction is contingent upon consent from our credit facility lender and other typical conditions related to the sale of a business. The proceeds from this sale will be used for general working capital purposes, to fund acquisitions, to pay down any amounts outstanding under our credit facility, to fund the obligation to retire any Series B shares put to the Company on September 30, 2006, or any combination thereof.
Also in August 2006, we announced that we had signed a definitive merger agreement to acquire all the outstanding shares of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in Youngstown, Ohio for approximately $14.8 million paid in a combination of cash and shares of our common stock, plus the assumption of Sovereign’s net debt not to exceed $3.3 million. The shareholders of Sovereign can elect to receive cash or shares of our common stock with an exchange ratio set at $8.06 per share, but only up to a maximum of $5.7 million in aggregate cash being paid out in the acquisition. The closing of the acquisition is subject to certain conditions, including the consent of Sovereign’s shareholders and lenders and our credit facility lender. Any cash requirement pursuant to this acquisition will be funded from our current cash balances including the $12.1 million proceeds from the exercise of the Standby Warrants in July 2006, credit facility availability, capacity for additional indebtedness, or any combination thereof.
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
Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, however, such as the closure of a facility, can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.
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
Stock-Based Compensation — Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Litigation and other contingencies — Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. In the second quarter of 2006, we recorded an accrual of $1.7 million for our estimated exposure for certain pending litigation. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.
Recently Adopted Accounting Standards
Effective January 1, 2006, we adopted SFAS 123-R using the modified prospective application transition method. As a result, we have included stock-based compensation costs under the fair value method in our results of operations for the three and six months ended June 30, 2006.
In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our results of operations, financial position or cash flows.
Effective January 1, 2006, we adopted SFAS 151. SFAS 151 amends guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on our results of operations, financial position, or cash flows for the three and six months ended June 30, 2006.
Effective January 1, 2006, we adopted SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on our results of operations, financial position, or cash flows for the for the three and six months ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Advances under the Credit Facility bear interest at the prime rate plus 1% to 2% (“the Index Rate”). As of June 30, 2006, the Index Rate on the Credit Facility was 9.75%. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings.
Foreign Currency Exchange Risk
Sales, expenses and financial results of our Canadian operations are denominated in Canadian dollars. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future, therefore currency adjustments are included in determining net income for the period in accordance with SFAS No. 52 “Foreign Currency Translation” and could have a material impact on results of operations and cash flows. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do have some exposure to foreign currency transaction risk for sales denominated in U.S. dollars, but maintained in the Canadian operation's functional currency of the Canadian dollar. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting occurred during our last fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2006 for a summary of the Company’s previously reported legal proceedings. Since the date of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the “March 2006 10-Q”), there have been no material developments in previously reported legal proceedings, except as set forth below.
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
On June 2, 2006, the plaintiff filed an amended complaint, which added Dynamic Details, Incorporated as a defendant to the action. The original complaint named only our Laminate Technology Corp. subsidiary as a defendant. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona (Case No. CV06-1661-PHX-FJM) on the basis of diversity jurisdiction. On July 5, 2006, the defendants filed a motion to dismiss Dynamic Details, Incorporated as a defendant in the case. These motions are pending. We believe SMDI’s claims lack merit and intend to vigorously defend the action.
Item 1A.
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as described below.
In August 2006, we announced that we had signed a definitive merger agreement to acquire all the outstanding shares of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in Youngstown, Ohio for approximately $14.8 million paid in a combination of cash and shares of our common stock, plus the assumption of Sovereign’s net debt of approximately $3.3 million. The shareholders of Sovereign can elect to receive cash or shares of the our common stock with an exchange ratio set at $8.06 per share, but only up to a maximum of $5.7 million in aggregate cash being paid out in the acquisition. The closing of the acquisition is subject to certain conditions, including the consent of Sovereign’s shareholders and lenders and our credit facility lender. As a result of this merger, the following additional risk factors are applicable.
If we are not able to satisfy the conditions to consummate the proposed acquisition, Sovereign will be able to terminate the merger agreement.
Consummation of the acquisition is subject to closing conditions, including, among others (i) the approval of the merger agreement by our credit facility lender and the stockholders and lenders of Sovereign, (ii) the absence of any material adverse effect with respect to our business and the business of Sovereign, and (iii) that there be no injunction or decree which enjoins or prohibits the acquisition. We may not be able to satisfy all of the closing conditions required to consummate the acquisition, in which case Sovereign could elect to terminate the merger agreement. A termination by Sovereign may cause investors to have a negative perception of us, which could cause our stock price to decline.
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
If we are not able to satisfy the conditions of closing the proposed divestiture of our assembly business, Veritek will be able to terminate the asset purchase agreement.
Consummation of the divestiture is subject to closing conditions, including, among others (i) the approval of the asset purchase agreement by our Credit Facility lender, (ii) the receipt of various third party consents, (iii) the successful negotiations of ancillary agreements prior to the closing of the transaction such as a transition services agreement and a supply agreement, (iv) the absence of any material adverse effect with respect to our assembly business, and (v) that there be no injunction or decree which enjoins or prohibits the transaction. We may not be able to satisfy all of the closing conditions required to consummate the divestiture, in which case Veritek could elect to terminate the merger agreement. A termination by Veritek may: (i) cause investors to have a negative perception of us, which could cause our stock price to decline, (ii) result in the loss of an infusion of cash, (ii) cause us to lose focus on our core business of PCB fabrication and (iv) cause us to lose key personnel, which could negatively impact our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Stockholders of DDi Corp. was held on May 10, 2006 for the purpose of (i) electing seven directors to the Board of Directors; and (ii) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
Robert J. Amman, Robert Guezuraga, Jay B. Hunt, Andrew E. Lietz, Steven C. Schlepp, Carl Vertuca, Jr. and Mikel H. Williams were elected to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.
The tabulation of votes cast for the election of Messrs. Amman, Guezuraga, Hunt, Lietz, Schlepp, Vertuca and Williams was as follows:

	Votes For	Votes Withheld
Robert J. Amman	16,284,829	4,196
Robert Guezuraga	16,248,545	40,480
Jay B. Hunt	16,245,693	43,332
Andrew E. Lietz	16,248,516	40,509
Carl Vertuca, Jr.	16,248,616	40,409
Steven C. Schlepp	16,287,752	1,273
Mikel H. Williams	16,287,752	1,273
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
16,288,257	481	287	0

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.
Date: August 9, 2006	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: August 9, 2006	/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.