Form 10-Q
period 2006-09-30
DDI CORP
filed 2006-11-09
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☑       No ☐
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
Yes ☑       No ☐
     As of November 6, 2006, DDi Corp. had 20,630,299 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DDi CORP.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$27,191	$25,985
Restricted cash (see Note 7)	—	2,972
Accounts receivable, net	25,772	29,710
Inventories	13,123	16,117
Prepaid expenses and other	1,725	1,506

Total current assets	67,811	76,290

Property and equipment, net	24,584	31,063
Goodwill	38,146	41,845
Intangible assets, net	9,962	13,411
Other assets	646	1,719

Total assets	$141,149	$164,328

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Revolving credit facility	$—	$19,929
Accounts payable	15,189	15,443
Accrued expenses and other current liabilities	15,454	14,709

Total current liabilities	30,643	50,081

Other long-term liabilities	4,267	4,745
Series A preferred stock	—	—

Total liabilities	34,910	54,826

Commitments and contingencies (Note 13)

Series B mandatorily redeemable preferred stock	3,203	1,513

Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 20,625,835 and 18,259,356 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	21	18
Additional paid-in-capital	233,818	231,821
Deferred compensation	—	(349)
Accumulated other comprehensive income	182	346
Accumulated deficit	(130,985)	(123,847)

Total stockholders’ equity	103,036	107,989

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$141,149	$164,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$51,374	$45,974	$154,838	$136,461
Cost of goods sold:
Cost of goods sold	42,177	38,758	125,039	114,080
Non-cash compensation	86	670	337	1,091
Restructuring-related inventory impairment	—	—	—	1,253

Total cost of goods sold	42,263	39,428	125,376	116,424

Gross profit	9,111	6,546	29,462	20,037

Operating expenses:
Sales and marketing:
Sales and marketing expenses	3,879	3,748	11,885	10,952
Non-cash compensation	—	99	43	(250)
Officer’s severance	—	—	240	—

Total sales and marketing	3,879	3,847	12,168	10,702

General and administration:
General and administration expenses	3,033	3,242	9,916	9,818
Non-cash compensation	298	131	671	536

Total general and administration	3,331	3,373	10,587	10,354

Amortization of intangible assets	1,150	1,149	3,449	3,448
Restructuring and other related charges	120	182	992	4,572
Litigation reserve	—	—	1,727	—
Goodwill impairment	—	23,540	—	54,669
Loss on sale of assembly business	4,544	—	4,544	—

Operating loss	(3,913)	(25,545)	(4,005)	(63,708)

Interest expense, net	230	1,215	1,092	3,686
Other (income) expense, net	35	383	(23)	402

Loss from continuing operations before income taxes	(4,178)	(27,143)	(5,074)	(67,796)

Income tax expense	307	160	2,064	808

Loss from continuing operations	(4,485)	(27,303)	(7,138)	(68,604)

Income from discontinued operations	—	496	—	10,236

Net loss	(4,485)	(26,807)	(7,138)	(58,368)
Less: Series B preferred stock dividends and accretion	(1,798)	(1,986)	(5,398)	(4,669)

Net loss applicable to common stockholders	$(6,283)	$(28,793)	$(12,536)	$(63,037)

Loss per share from continuing operations applicable to common stockholders — basic and diluted	$(0.32)	$(5.15)	$(0.67)	$(15.92)

Net loss per share applicable to common stockholders — basic and diluted	$(0.32)	$(5.06)	$(0.67)	$(13.70)

Weighted-average shares used in per share computations — basic and diluted	19,819,165	5,692,210	18,807,216	4,601,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(7,138)	$(68,604)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Depreciation	7,513	7,311
Amortization of intangible assets	3,449	3,449
Amortization of debt issuance costs and discount	895	525
Goodwill impairment	—	54,669
Non-cash compensation	1,051	1,377
Non-cash and accrued restructuring and other related charges	1,232	3,972
Loss on sale of assembly business	4,544	—
Other	142	228
Change in operating assets and liabilities (net of sale of assembly business):
Accounts receivable	(1,556)	(785)
Inventories	(4,194)	(48)
Prepaid expenses and other assets	(233)	(283)
Accounts payable	3,085	227
Accrued expenses and other liabilities	(1,722)	(4,490)
Income tax payable	1,289	1,744

Net cash provided by (used in) operating activities from continuing operations	8,357	(708)
Net cash used in operating activities from discontinued operations	—	(1,975)

Net cash provided by (used in) operating activities	8,357	(2,683)

Cash flows from investing activities:
Purchases of property and equipment	(4,669)	(5,279)
Changes in restricted cash	2,972	(3,262)
Cash outflows related to acquisition earn out	—	(300)
Proceeds from sale of assembly business	12,000	—
Payment of costs incurred in connection with sale of assembly business	(49)	—
Net cash used in investing activities from discontinued operations	—	(9)

Net cash provided by (used in) investing activities	10,254	(8,850)

Cash flows from financing activities:
Proceeds from exercise of Standby Warrants	12,085	—
Proceeds from issuance of common stock	—	75,000
Payments of costs incurred with the issuance of common stock	—	(482)
Redemption payments of Series B preferred stock	(8,333)	(40,667)
Principal payments on capital leases	(9)	(717)
Net repayments on revolving credit facility	(19,929)	(12,404)
Refund of debt issuance costs	—	206
Payment of Series B preferred stock dividend	(870)	(1,987)
Proceeds from exercise of stock options	105	23
Net cash provided by financing activities from discontinued operations	—	885

Net cash (used in) provided by financing activities	(16,951)	19,857

Effect of exchange rate changes on cash and cash equivalents	(454)	76

Net increase in cash and cash equivalents	1,206	8,400
Cash and cash equivalents, beginning of period	25,985	23,526

Cash and cash equivalents, end of period	$27,191	$31,926

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
On September 29, 2006, the Company completed the sale of substantially all of the assets and liabilities of its assembly business to VMS LLC (see Note 14). Revenues and costs of the assembly business through September 29, 2006 have been included in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006.
On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign Circuits”), a privately-held printed circuit board manufacturer in North Jackson, Ohio (see Note 15). As this acquisition occurred subsequent to September 30, 2006, revenues and costs of Sovereign Curcuits are not included in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.
The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended September 30, 2006 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2005.
Description of Business
DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing and other value-added services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. The Company operates primarily in one geographical area, North America.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Common Stock Reverse Split
On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) using the modified prospective application transition method. As a result, the Company has included stock-based compensation costs under the fair value method in its results of operations for the three and nine month periods ended September 30, 2006, as more fully described in Note 8 to the Company’s condensed consolidated financial statements.
Effective January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends guidance in Accounting Release Bulletin (“ARB”) No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006.
Effective January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”) and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.
In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company does not believe the adoption of EITF 06-3 will have a material impact on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial statements.
NOTE 2. INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$7,054	$8,630
Work-in-process	3,449	5,059
Finished goods	2,620	2,428

Total	$13,123	$16,117

In connection with the sale of substantially all of the assets of the Company’s assembly business on September 29, 2006, $7.4 million in inventory was sold to VMS, LLC (see Note 14).
NOTE 3. REVOLVING CREDIT FACILITY
In March 2004, the Company entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. In June 2004, the asset base on the Credit Facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, to permit the Company to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on the Company’s EBITDA (“Index Rate”). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% depending on the Company’s EBITDA (“LIBOR Rate”). As of September 30, 2006, the Index Rate was 9.75%.
Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable. The Credit Facility requires the Company to make standard representations and warranties and maintain certain financial covenants. As of September 30, 2006, the Company was in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined under the Credit Facility, has never occurred through September 30, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of the Company’s domestic operating subsidiary, Dynamic Details. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As a result of the sale of the Company’s assembly business and the related accounts receivable (see Note 14), the Company’s availability under the Credit Facility has decreased. As of September 30, 2006, the borrowing capacity under the credit facility was $14.1 million, however, no amounts were outstanding.
NOTE 4. PRODUCT WARRANTY
Warranty costs are estimated at the time of sale and recorded as an accrued liability, with a corresponding provision to cost of sales. Estimated costs are based on historical experience, future anticipated return rates and estimated costs of repair. The Company assesses the adequacy of the warranty accrual each quarter. The changes in the Company’s warranty accrual were as follows (in thousands):

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Beginning balance	$641	$672	$527	$656
Current period warranty charges	751	658	2,513	2,238
Actual warranty costs incurred	(774)	(678)	(2,422)	(2,242)

Ending balance	$618	$652	$618	$652

NOTE 5. NET INCOME (LOSS) PER SHARE
The following table is a calculation of net income (loss) per share of common stock from continuing operations and discontinued operations (in thousands except share and per share data):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Loss from continuing operations	$(4,485)	$(27,303)	$(7,138)	$(68,604)
Less: Series B preferred stock dividends and accretion	(1,798)	(1,986)	(5,398)	(4,669)

Loss from continuing operations applicable to common stockholders	$(6,283)	$(29,289)	$(12,536)	$(73,273)

Weighted-average shares of common stock outstanding (basic and diluted)	19,819,165	5,692,210	18,807,216	4,601,347

Loss per share from continuing operations applicable to common stockholders	$(0.32)	$(5.15)	$(0.67)	$(15.92)

Net income from discontinued operations, net of tax	$—	$496	$—	$10,236

Weighted-average shares of common stock outstanding (basic and diluted)	19,819,165	5,692,210	18,807,216	4,601,347

Net income per share of common stock from discontinued operations	$—	$0.09	$—	$2.22

Net loss	$(4,485)	$(26,807)	$(7,138)	$(58,368)
Less: Series B preferred stock dividends and accretion	(1,798)	(1,986)	(5,398)	(4,669)

Net loss applicable to common stockholders	$(6,283)	$(28,793)	$(12,536)	$(63,037)

Weighted average shares of common stock outstanding (basic and diluted)	19,819,165	5,692,210	18,807,216	4,601,347

Net loss per share applicable to common stockholders	$(0.32)	$(5.06)	$(0.67)	$(13.70)

As a result of the net losses from continuing operations incurred during the three and nine months ended September 30, 2006 and 2005, common shares issuable upon exercise of outstanding stock options, restricted stock vesting, or upon conversion of Series B Preferred stock of 2,201,923 were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive. As a result of the net losses from continuing operations incurred during the three and nine months ended September 30, 2005, common shares issuable upon exercise of outstanding stock options and warrants, restricted stock vesting, or upon conversion of Series B Preferred stock of 2,832,279, were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.
A subscription rights offering commenced in August of 2005 resulted in a bonus element to be accounted for in a manner similar to a stock dividend in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, common stock outstanding reflects this bonus element of 272,554 shares of common stock for all periods presented.
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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. The Company amortized the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The issuance costs were fully amortized on September 30, 2006. For the three and nine months ended September 30, 2006 the amortization of these issuance costs was $138,000 and $414,000, respectively. The amortization of these issuance costs for the three and nine months ended September 30, 2005, including a $347,000 adjustment due to the early redemption of shares in the third quarter of 2005, was $773,000 and $1.6 million, respectively.
As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005, and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock and was initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of September 30, 2006, an aggregate of $5.6 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value plus adjustments of $5.9 million and $1.0 million for redemption of shares in September of 2006 and October of 2005, respectively. As of September 30, 2006 $7.8 million of the beneficial conversion feature remained to be accreted.
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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
In September 2005, the Company called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. The Company paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. As a result of the redemption, the Company amortized $347,000 of issuance costs related to the 857,944 shares redeemed during the three months ended September 30, 2005.
In October 2005, a holder of the Company’s Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.
In December 2005, the Board of Directors of the Company declared a dividend on the Company’s Series B Preferred Stock in the amount of $277,000 for dividends accrued and payable as of December 31, 2005. The dividend was paid in cash in December 2005.
The Board of Directors of the Company declared dividends on the Series B Preferred Stock in February, May and August, 2006 of $290,000 per quarter. The dividends were paid in cash in March, June and September 2006, respectively.
In September 2006, four holders of the Company’s Series B Preferred Stock exercised their right to call for the redemption of 175,809 of the outstanding Series B shares. The Company redeemed the shares at a redemption price of cash equal to the stated value of the Series B Preferred Stock plus all accrued and unpaid dividends on such shares through the date of redemption. As a result of this transaction, the Company paid $8.3 million in cash to redeem the 175,809 shares at face value in addition to cash dividends paid for the quarter. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $8.3 million to $11.0 million.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2006, 232,067 shares of Series B-2 Convertible Preferred Stock remained outstanding. The holders of the Series B Preferred Stock have the option to require the Company to redeem the shares upon a change of control, certain events of default or other specified occurrences. The redemption price is $47.40 per preferred share plus accrued dividends, except in the case of certain defaults where there are premiums to the redemption cost. The Company has the option to make dividend and redemption payments using its common stock; provided that the Company may use no more than 1,428,571 shares of common stock in the aggregate for redemption payments. See Note 15. “Subsequent Events” for a discussion regarding additional transactions with the holders of the Series B Preferred Stock.
NOTE 7. SUBSCRIPTION RIGHTS OFFERING AND STANDBY PURCHASE AGREEMENT
On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share up to $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million before offering costs of $3.0 million. The Company used $41.4 million of the proceeds of the rights offering to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends. In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred Stock. In October 2005, the Company used $18.7 million from the proceeds of the rights offering to redeem all of the then outstanding senior accreting notes plus accrued and unpaid dividends. In September 2006, the Company used the remaining $2.4 million of the restricted cash to pay dividends relating to the quarter ended September 30, 2006 and to redeem a portion of the Series B Preferred stock.
Immediately following the rights offering, pursuant to a standby purchaser’s agreement, standby purchasers purchased the remaining shares offered of 2,855,842 shares, at $5.25 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 2,302,005 shares of the Company’s common stock at an exercise price equal of $5.25 per share. During July 2006, Standby Warrants to purchase 2,302,001 shares of the Company’s common stock were exercised resulting in cash proceeds to the Company of $12.1 million.
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
In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 2,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 shares are available for awards in a form other than stock options and stock appreciation rights. Options granted under the 2005 Plan vest annually over three years from the date of grant in equal installments, and have a contractual term of 10 years.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s stock option activity under all the plans for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average Exercise	Remaining
		Price	Contractual Life in	Aggregate Intrinsic
	Options Outstanding	per Option	Years	Value
Balance as of December 31, 2005	1,164,836	$12.43	8.7
Granted	766,000	$7.80
Exercised	(57,385)	$1.84
Forfeited	(228,946)	$14.72

Balance as of September 30, 2006	1,644,505	$10.33	9.5	$1,433

Options exercisable as of September 30, 2006	256,204	$29.82	7.7	$132

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at September 30, 2006. The Company had outstanding at September 30, 2006 options to purchase an aggregate of 715,027 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $1.4 million. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $24,000 and $268,000, respectively, determined as of the date of exercise. During the three and nine months ended September 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $89,000, determined as of the date of exercise.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the quarter ended September 30, 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all unvested stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been revised.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Due to the adoption of SFAS 123-R, the Company’s loss from continuing operations before income taxes, loss from continuing operations and net loss applicable to common stockholders for the three months ended September 30, 2006 were each lower than if the Company had continued to account for stock-based compensation under APB 25 by $309,000. Loss from continuing operations before income taxes, loss from continuing operations and net loss applicable to common stockholders for the nine months ended September 30, 2006 were each lower than if the Company had continued to account for stock-based compensation under APB 25 by $853,000. Basic and diluted earnings per share applicable to common stockholders for the three and nine months ended September 30, 2006 were lower by $0.02 and $0.05, respectively, as a result of the adoption of SFAS 123-R.
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
Expected Forfeiture Rate — The Company’s expected forfeiture rate represents the percentage of granted stock options that are not expected to vest due to employee termination. The estimated forfeiture rate was determined based on historical stock option forfeitures taking into account workforce reductions and the discontinued operations of the Company’s European subsidiaries in 2005.
Fair Value — The fair value of the Company’s stock options granted to employees for the three months ended September 30, 2006 was estimated using the following assumptions:

September 30,
2006
Expected term (years)	4
Expected stock price volatility	70.2%
Expected dividend yield	0%
Risk-free interest rate	4.6%
Expected forfeiture rate	10%
Weighted average fair value per share	$4.54

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted to employees during the three months ended September 30, 2005.
The fair value of the Company’s stock options granted to employees for the nine months ended September 30, 2006 and September 30, 2005 was estimated using the following weighted average assumptions:

	September 30,	September 30,
	2006	2005
Expected term (years)	4	4
Expected stock price volatility	73.6%	60.0%
Expected dividend yield	0%	0%
Risk-free interest rate	5.1%	4.0%
Expected forfeiture rate	10%	10%
Weighted average fair value per share	$4.56	$8.83
Stock Compensation Expense
During the three and nine months ended September 30, 2006, the Company recorded $384,000 and $1.1 million, respectively, of stock-based compensation, which included $73,000 of incremental cost resulting from the modification of pre-existing awards to five employees terminated in connection with the sale of the Company’s assembly business (see Note 14). As required by SFAS 123-R, the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At September 30, 2006, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $3.8 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.
Prior to January 1, 2006, the Company accounted for stock-based compensation cost using the disclosure only provisions of SFAS 123. The Company elected to provide the pro forma disclosures as if the fair value based method had been applied to its financial statements. Had non-cash compensation expense for all stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been the following (in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net loss applicable to common stockholders:
As reported — basic and diluted	$(28,793)	$(63,037)
Add: non-cash compensation credit under APB 25, net of tax	900	775
Less: non-cash compensation (expense) under FAS 123, net of tax	(1,315)	(1,928)

Pro forma — basic and diluted	$(29,208)	$(64,190)

Net loss per share applicable to common stockholders — basic and diluted:
As reported basic and diluted	$(5.06)	$(13.70)

Pro forma basic and diluted	$(5.13)	$(13.95)

NOTE 9. SEGMENT REPORTING
Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, assembles and tests complex printed circuit boards, back panels and related electronic products. On September 29, 2006, the Company sold substantially all of the assets and liabilities of its assembly business (See Note 14). The Company will continue to operate in one reportable segment which designs, develops and manufactures complex printed circuit boards. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes net sales by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales:
North America (a)	$47,168	$44,366	$143,254	$131,070
Asia	2,878	785	8,919	3,698
Other	1,328	823	2,665	1,693

Total	$51,374	$45,974	$154,838	$136,461

(a)	The majority of sales in North America represent sales to customers located in the United States.
NOTE 10. GOODWILL AND INTANGIBLES
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Because the Company operates in one operating segment and has one reporting unit, the Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Under SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares the book value of the Company to its market capitalization.
The Company’s goodwill balance, which was $38.1 million at September 30, 2006 and $41.8 million at December 31, 2005, relates to the allocation of the reorganized value of the Company resulting from fresh-start accounting subsequent to the Company’s emergence from bankruptcy in December 2003. The Company has not determined or recorded an impairment of goodwill during the nine months ended September 30, 2006, as there were no events or changes in circumstances that indicated a potential impairment. During the second quarter of 2006, the Company reduced goodwill by approximately $1.0 million resulting from the reversal of pre-fresh start accounting tax valuation allowances. During the third quarter of 2006, the Company increased goodwill by approximately $400,000 resulting from the reestablishment of pre-fresh start accounting tax valuation allowances due to a change in full year projected taxable income.
In connection with the sale of its assembly business in the third quarter of 2006 (see Note 14), the Company allocated $3.1 million of goodwill to the carrying value of the disposed business based on the fair value of the assembly business in relation to the fair value of the consolidated entity on the closing date of the transaction. Pursuant to SFAS 142, when a company determines the gain or loss resulting from the disposal of a portion of a reporting unit, it must first determine the relative fair value of the disposed business and the retained portion of the reporting unit. Those relative fair values are used to calculate the portion of the reporting unit’s goodwill that is to be included in the carrying value of the disposed business.
Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The allocation of the reorganized value of the Company subsequent to its emergence from bankruptcy in 2003 resulted in identified intangible assets totaling $24.9 million, of which $23.0 million related to customer relationships and the balance to backlog which became fully amortized in the first quarter of 2004. The customer relationships are being amortized over their estimated useful life of five years, and had accumulated amortization of $13.0 million and $9.6 million as of September 30, 2006 and December 31, 2005, respectively. Amortization expense related to these intangible assets will be approximately $1.15 million per quarter through November 2008.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The Company has incurred the following types of restructuring costs in connection with the closure of its Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. During the three and nine months ended September 30, 2006, the Company incurred a total of $114,000 and $975,000, respectively, in restructuring and other related charges relating to the closure of the Arizona-based mass lamination operation. As of September 30, 2006, the Company had incurred a total of $5.6 million in charges relating to the closure and does not anticipate any additional charges other than ongoing legal fees and expenses related to pending litigation with the landlord of one of the buildings (see Note 13).
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
A reconciliation of accrued restructuring costs from December 31, 2005 to September 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	43	347	433	152	975
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,398)	(215)	(2,040)

Accrued restructuring costs at September 30, 2006	$—	$—	$34	$—	$34

The Company expects to complete payment of the remaining costs in the fourth quarter of 2006.
NOTE 12. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive loss and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net loss	$(4,485)	$(26,807)	$(7,138)	$(58,368)
Other comprehensive loss: Foreign currency translation	(28)	324	(164)	504

Comprehensive loss	$(4,513)	$(26,483)	$(7,302)	$(57,864)

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company’s Directors & Officers Insurance Policy in place at the time of the claims has a $2.5 million deductible. In the second quarter of 2006 the Company accrued its remaining exposure on the deductible of approximately $1.7 million ($2.5 million deductible less legal fees incurred through June 30, 2006 of $773,000) because the Company believes that although the claims are without merit and it intends to vigorously defend the action, based on preliminary settlement discussions it is probable that the case will settle for an amount in excess of the insurance deductible. Legal fees and expenses incurred after June 30, 2006 have been and will continue to be applied against this reserve and any remaining accrual will go toward any settlement negotiated by the insurance company.
On May 2, 2006, SMDI Company filed a lawsuit against the Company in Arizona Superior Court for Maricopa County. SMDI Company was the property manager for the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added Dynamic Details, Incorporated as a defendant to the action. The original complaint named only the Company’s Laminate Technology Corp. subsidiary as a defendant. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona on the basis of diversity jurisdiction. On July 5, 2006, the Company filed a motion to dismiss. On August 15, 2006, the court denied the Company’s motion to dismiss the complaint, but ruled that the plaintiffs must amend their complaint to name the owners of the property as the plaintiffs in the action, instead of SMDI Company, which was the property manager for the property. On August 29, 2006, the plaintiffs filed a second amended complaint to (a) substitute Barbara Ann Ball, as Special Trustee of the Barbara Ann Ball Revocable Trust, Mary Ball Glimpse, as Special Trustee of the Mary Ball Glimpse Trust, Barbara Ann Ball and Germain H. Ball, as Co-Trustees of the Leona Harmon Rickenbach Trust, and NELCO-WF, L.L.C. as the plaintiffs in the action and (b) add Nelco Technology, Inc., the previous tenant of the property, as a co-defendant. On September 28, 2006, the Company filed an answer, cross-claim and counterclaim, in which it asserts a cross-claim against Nelco Technology, Inc. for indemnification and contribution and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing. A scheduling conference is set for December 1, 2006. The Company believes the plantiff's claims lack merit and intends to vigorously defend the action.
NOTE 14. SALE OF ASSEMBLY BUSINESS
On September 29, 2006, the Company completed the sale of substantially all of the assets and liabilities of its assembly business to VMS, LLC for $12.0 million in cash subject to adjustment based on final working capital acquired above or below $9.5 million. The transaction was accounted for pursuant to the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The Company recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.
In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. The supply agreement provides for a preferred, but not exclusive, supplier arrangement and has a term of 12 months which automatically renews for an additional 12-month period until either party gives 90-days notice to terminate. The agreement was entered into with the purpose of establishing a long-term supply relationship between the parties. As prescribed by EITF 03-13, significance was measured based on a comparison of the expected continuing cash flows to be generated from future sales to VMS subsequent to the closing of the transaction and the cash flows that would have been generated by the assembly business absent the disposal transaction.
The amounts that will be presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that have been intercompany transactions which have been eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $1.0 million and $3.0 million, respectively, for the three and nine month periods ended September 30, 2006 and $825,000 and $2.5 million, respectively, for the three and nine month periods ended September 30, 2005.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15. SUBSEQUENT EVENTS
Acquisition of Sovereign Circuits
On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for a combination of $5.2 million in cash, 1,201,964 shares of DDi common stock and the assumption of Sovereign Circuits' debt of approximately $2.3 million. Under the terms of the merger agreement, 15% of the purchase price will be held in escrow by a third-party escrow agent for up to one year to cover any indemnification claims that may arise.
Repurchase of Series B Preferred Stock
On October 27, 2006, the Company entered into separate agreements with the remaining four holders of the Series B Preferred Stock to repurchase all of the 232,067 remaining outstanding shares of Series B Preferred with a face value of $11.0 million in exchange for $5.5 million in cash and the issuance of 731,737 shares of common stock, plus the payment of approximately $49,000 in accrued dividends. This repurchase constitutes an induced conversion and as such, the Company will reflect a $10.7 million one-time, non-cash reduction of earnings applicable to common shareholders used in the calculation of earnings per share in the fourth quarter of 2006 equal to the difference between the fair value of the cash and shares issued in October and the fair value of shares that would have been issuable using the original stated conversion price of $20.16 per share, plus the remaining unaccreted balance of the beneficial conversion feature created in 2005 in connection with the rights offering for the portion of the repurchase paid in shares. Upon completion of this transaction, the Company has retired all outstanding shares of its Series B Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended September 30, 2006. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Intermediate Holdings Corp., DDi Capital Corp. and Dynamic Details, Incorporated. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005.
On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed 10-K and 10-Qs and elsewhere in this Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.
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
Our Company
We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in the communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace equipment markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.
On September 29, 2006, we completed the sale of substantially all of the assets and liabilities of our assembly business to VMS LLC. The divestiture of the lower margin assembly business will allow us to realign our business around our core PCB operations. Revenues and costs of the assembly business through September 29, 2006 have been included in our results for the three and nine months ended September 30, 2006.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately-held printed circuit board manufacturer. The acquisition of Sovereign Circuits will extend our presence in key PCB markets, such as the military and aerospace markets, as well as expand our technical capabilities to include flex and rigid-flex technologies. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign will add flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by the DDi sales team. We also believe the Sovereign acquisition should enable us to improve the loading of customer demand across our collective facilities. As this acquisition occurred subsequent to September 30, 2006, results of operations of Sovereign are not included in our results discussed below.
Market Overview
Printed circuit boards are a fundamental component of virtually all electronic equipment. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials, functionality and design features. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and demand highly complex and sophisticated manufacturing capabilities. We see several significant trends within the printed circuit board manufacturing industry, including:
•	Increasing customer demand for quick-turn production. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers to develop new products in shorter periods of time. In response to these pressures, original equipment manufacturers look to printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing to reduce time-to-market.

•	Increasing complexity of electronic equipment. Original equipment manufacturers are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, original equipment manufacturers rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have been generally unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.
Results of Operations
The following tables set forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended				Nine months ended
	September 30,	September 30,	$	%	September 30,	September 30,	$	%
	2006	2005	Change	Change	2006	2005	Change	Change
Net sales	$51,374	$45,974	$5,400	11.7%	$154,838	$136,461	$18,377	13.5%
Cost of goods sold	42,263	39,428	2,835	7.2%	125,376	116,424	8,952	7.7%
Gross profit	9,111	6,546	2,565	39.2%	29,462	20,037	9,425	47.0%
Gross profit as a percentage of net sales	17.7%	14.2%			19.0%	14.7%

Net Sales
Net sales are primarily derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs and, to a lesser extent, value added PCB assembly services up through September 29, 2006, when we sold our assembly business.
Net sales increased $5.4 million, or 11.7%, to $51.4 million for the third quarter of 2006, from $46.0 million for the same period in 2005. The increase in net sales consisted of a 12.3% increase in PCB sales and a 9.0% increase in assembly sales. The increase in PCB sales was primarily attributable to an increase in total layers shipped and an increase in average layer pricing in the third quarter of 2006 as compared to the same period in 2005. The increase in assembly sales was primarily due to improved market conditions.
Net sales increased $18.4 million, or 13.5%, to $154.8 million for the nine months ended September 30, 2006, as compared to $136.5 million for the same period in 2005. The increase in net sales was led by a 17.5% increase in PCB sales, partially offset by a 4.5% decline in assembly sales. The increase in PCB sales was primarily attributable to an increase in total layers shipped and an increase in average layer pricing in the first nine months of 2006 as compared to the same period in 2005. The decrease in assembly sales was primarily due to several significant turnkey programs that matured in the second half of 2005, which negatively impacted the first quarter of 2006.
Gross Profit
Gross profit for the third quarter of 2006 was $9.1 million, or 17.7% of net sales, compared to $6.5 million, or 14.2% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily the result of: (i) higher average pricing in the third quarter of 2006 as compared to the third quarter of 2005, (ii) a reduction of certain administrative and technology resources focused on production and operations activities and (iii) a $584,000 reduction in non-cash compensation in the third quarter of 2006 compared to the third quarter of 2005.
Gross profit for the nine months ended September 30, 2006 was $29.5 million, or 19.0% of net sales, compared to $20.0 million, or 14.7% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily the result of: (i) higher average pricing in the first nine months of 2006 as compared to the first nine months of 2005, (ii) operational efficiencies associated with the closure of our Arizona facility, (iii) a reduction of certain administrative and technology resources focused on production and operations activities, (iv) a $1.3 million restructuring related inventory impairment charge incurred in the nine months ended September 30, 2005 associated with the closure of our Arizona facility compared to no impairment in the nine months ended September 30, 2006, and (v) a $754,000 reduction in non-cash compensation for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Non-Cash Compensation
The following table sets forth select data related to non-cash compensation (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Non-cash compensation:
Cost of good sold	$86	$670	$337	$1,091
Sales and marketing expenses	—	99	43	(250)
General and administrative expenses	298	131	671	536

Total non-cash compensation	$384	$900	$1,051	$1,377

In 2006, non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures and (ii) compensation cost for all unvested stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R, net of estimated forfeitures. In 2005, non-cash compensation related to amortization of deferred compensation net of actual forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant and restricted stock.
Sales and Marketing Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended				Nine months ended
	September 30,	September 30,			September 30,	September 30,	$	%
	2006	2005	$ Change	% Change	2006	2005	Change	Change
Sales and marketing expenses	$3,879	$3,847	$32	0.8%	$12,168	$10,702	1,466	13.7%
Percentage of net sales	7.6%	8.4%			7.9%	7.8%
Sales and marketing expenses increased by $32,000, or 0.8%, to $3.9 million, or 7.6% of net sales, for the third quarter of 2006, from $3.8 million, or 8.4% of net sales, for the third quarter of 2005. The absolute dollar increase in expenses is primarily due to commissions that increased proportionately with the increase in sales, offset partially by a decrease of $99,000 in non-cash compensation in the third quarter of 2006 as compared to the third quarter of 2005. The decrease in expenses as a percentage of net sales reflects the operating leverage we benefit from as our sales increase.
Sales and marketing expenses increased by $1.5 million, or 13.7%, to $12.2 million, or 7.9% of net sales, for the nine months ended September 30, 2006, from $10.7 million, or 7.8% of net sales, for the nine months ended September 30, 2005. The increase was primarily due to commissions and other selling expenses that increased proportionately with the increase in sales, a $240,000 charge for officer’s severance in 2006 and an increase in non-cash compensation of $293,000 resulting from a favorable adjustment related to the forfeiture of certain unvested options and restricted stock that reduced sales and marketing expenses in the first nine months of 2005.
General and Administration Expenses
The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Three months ended				Nine months ended
	September 30,	September 30,			September 30,	September 30,	$	%
	2006	2005	$ Change	% Change	2006	2005	Change	Change
General and administration expenses	$3,331	$3,373	$(42)	(1.2%)	$10,587	$10,354	$233	2.3%
Percentage of net sales	6.5%	7.3%			6.8%	7.6%
General and administration expenses decreased $42,000, or 1.2%, to $3.3 million, or 6.5% of net sales, for the third quarter of 2006, from $3.4 million, or 7.3% of net sales, for the third quarter of 2005. The decrease in general and administrative expenses was primarily a result of a $400,000 reduction in professional services primarily related to legal fees and various reductions in other administrative expenses including service charges, utilities, taxes and insurance of approximately $200,000, partially offset by additional resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $398,000 and an increase in non cash compensation of $167,000.
For the nine months ended September 30, 2005, general and administrative expenses increased $233,000, or 2.3%, to $10.6 million, or 6.8% of net sales, from $10.4 million, or 7.6% of net sales, for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily attributable to additional resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $1.2 million, an increase in non cash compensation of $135,000 and an increase in incentive bonus compensation related to an accrual based on year to date EBITDA performance against the 2006 plan of $103,000, partially offset by a reduction in professional fees of approximately $635,000 primarily associated with strategic reviews of our capital structure that occurred in the first quarter of 2005 and legal fees, as well as various other decreases in miscellaneous general and administration expenses such as taxes, travel, insurance, service charges and fees of approximately $600,000.

Loss on Sale of Assembly Business
On September 29, 2006, we completed the sale of substantially all of the assets and liabilities of our assembly business to VMS, LLC for $12.0 million in cash subject to adjustment based on final working capital. As a result of the sale, we recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business.
Litigation Reserve
In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The Directors & Officers Insurance Policy in place at the time of the claims has a $2.5 million deductible. In the second quarter of 2006, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less legal fees incurred through June 30, 2006 of $773,000) because we believe that although the claims are without merit and we intend to vigorously defend the action, based on preliminary settlement discussions it is probable that the case will settle for an amount in excess of the insurance deductible. Legal fees and expenses incurred after June 30, 2006 have been and will continue to be applied against this reserve and any remaining accrual will go toward any settlement negotiated by the insurance company.
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
Restructuring
In May 2005 our Board of Directors approved plans to close our Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of our North American PCB plants. Our Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. We have incurred the following types of restructuring costs in connection with the closure of the Arizona facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. During the three and nine months ended September 30, 2006, we incurred a total of $114,000 and $975,000, respectively, in restructuring and other related charges relating to the closure of the Arizona-based mass lamination operation. As of September 30, 2006 we had incurred a total of $5.6 million in charges relating to the closure and do not anticipate any additional charges other than ongoing fees and expenses related to pending litigation with the landlord of one of the buildings. For a discussion of pending litigation, see Part II, Item I herein.
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

A reconciliation of accrued restructuring costs for the three months ended September 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at June 30, 2006	$—	$—	$447	$57	$504
Additional accruals:
Arizona closure	19	35	—	60	114
Colorado closure	2	3	—	2	7
Other	—	—	—	(1)	(1)
Payments	(21)	(38)	(413)	(118)	(590)

Accrued restructuring costs at September 30, 2006	$—	$—	$34	$—	$34

A reconciliation of accrued restructuring costs for the nine months ended September 30, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	43	347	433	152	975
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,398)	(215)	(2,040)

Accrued restructuring costs at September 30, 2006	$—	$—	$34	$—	$34

We expect to complete payment of the remaining accrued costs in the fourth quarter of 2006.
Goodwill Impairment
Due to a decline in our stock price during the third quarter 2005, a test of impairment was performed at September 30, 2005. The analyses indicated that our book value at September 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded a goodwill impairment charge of $23.5 million in the quarter ended September 30, 2005. We also recorded a goodwill impairment charge in the second quarter of 2005 of $31.1 million. Total goodwill impairment charges recorded for the nine months ended September 30, 2005 were $54.6 million.
Interest expense, net
Interest expense consists of amortization of debt issuance costs, interest and fees related to our Credit Facility and interest expense associated with long-term leases. In 2005, interest expense also included interest related to our senior accreting notes. Interest expense decreased by 81.1% to $230,000 for the third quarter of 2006 from $1.2 million for the third quarter of 2005. The decrease primarily related to $654,000 of interest incurred on our senior accreting notes in the third quarter of 2005 that was not incurred in the third quarter of 2006 as a result of their redemption in October 2005. Also contributing to the decrease was a $167,000 reduction in interest and fees associated with our revolving Credit Facility as a result of decreased borrowings on our Credit Facility during the third quarter of 2006 compared to the third quarter of 2005.
Interest expense decreased by 70.4% to $1.1 million for the nine months ended September 30, 2006 from $3.7 million for the nine months ended September 30, 2005. The decrease primarily related to $2.0 million of interest incurred on our senior accreting notes in the first nine months of 2005 that was not incurred in the first nine months of 2006 as a result of their redemption in October of 2005. Also contributing to the decrease was a $456,000 reduction in interest and fees associated with our revolving Credit Facility for the first nine months of 2006 as a result of decreased borrowings on the Credit Facility during the nine months of 2006 compared to the prior year comparable period and a decrease of $135,000 of interest expense associated with capital leases that expired in 2005.

Other (Income) Expense, Net
Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the third quarter of 2006, net other expense decreased by $348,000 to $35,000 from $383,000 in the third quarter of 2005. The decrease in net other expense over the prior year period was primarily related to a decrease in foreign exchange losses from our Canadian operations during the third quarter of 2006 compared to the third quarter of 2005.
For the nine months ended September 30, 2006, we recorded net other income of $23,000 compared to net other expense of $402,000 for the nine months ended September 30, 2005. The change from the prior year period was primarily related to net foreign exchange gains from our Canadian operations during the nine months ended September 30, 2006 compared to net foreign exchange losses during the prior year comparable period.
Income Tax Expense
For the three months ended September 30, 2006, income tax expense increased by $147,000 to $307,000 from $160,000 in the prior year comparable period. The increase was primarily due to an increase in Canadian taxable income in 2006. Our Canadian subsidiary had taxable income in the third quarters of 2006 and 2005.
For the nine months ended September 30, 2006, income tax expense increased by $1.3 million over the prior year to $2.1 million in 2006 from $808,000 in 2005. The increase was primarily due to increased Canadian taxable income resulting in additional income tax expense in 2006 as compared to the first nine months of 2005. In addition, during the nine months ended September 30, 2005, a tax benefit of $500,000 was recorded primarily in connection with intercompany transfer pricing.
Series B Preferred Stock Dividends and Accretion
For the three months ended September 30, 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion ($290,000 represented cash dividends, $138,000 represented amortization of the issuance costs, and $1.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). For the three months ended September 30, 2005, we reported $2.0 million of Series B Preferred Stock dividends and accretion ($868,000 represented cash dividends, $203,000 represented a 1% early repayment fee paid in cash, $774,000 represented amortization of issuance costs including $347,000 associated with the early redemption of $40.7 million of the Series B preferred stock and the remaining $141,000 represented accretion of the beneficial conversion feature).
For the nine months ended September 30, 2006, we reported $5.4 million of Series B Preferred Stock dividends and accretion ($870,000 represented cash dividends, $415,000 represented amortization of issuance costs and $4.1 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). For the nine months ended September 30, 2005, we reported $4.7 million of Series B Preferred Stock dividends and accretion ($1.8 million represented cash dividends, $915,000 represented dividends paid in our common stock, $1.6 million represented amortization of issuance costs, including $347,000 associated with the early redemption of $40.7 million of the Series B preferred stock, $203,000 represented a 1% early repayment fee paid in cash and the remaining $141,000 represented accretion of the beneficial conversion feature).
As a result of the early redemption of the remaining Series B Preferred shares in October, we will reflect a $10.7 million one-time, non-cash reduction of earnings applicable to common shareholders used in the calculation of earnings per share in the fourth quarter of 2006 equal to the difference between the fair value of the cash and shares issued in October and the fair value of shares that would have been issued using the original stated conversion price of $20.16 per share, plus the remaining unaccreted balance of the beneficial conversion feature created in 2005 in connection with the rights offering for the portion of the repurchase paid in shares. Upon completion of this transaction, we have retired all outstanding shares of the Series B Preferred Stock.

Net Income From Discontinued Operations
In February 2005, we placed our European operations, DDi Europe, into administration. We reported income from discontinued operations of $10.2 million for the nine months ended September 30, 2005, which included a non-cash gain of $11.1 million on the disposition of DDi Europe. The gain represented DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments. The gain was partially offset by pre tax-losses of $1.3 million incurred though January 31, 2005 by DDi Europe.
Liquidity and Capital Resources

	(Dollars in thousands)
	September 30,	December 31,
	2006	2005
Working capital	$37,168	$26,209
Current ratio (current assets to current liabilities)	2.21 : 1.0	1.52 : 1.0
Cash and cash equivalents (excluding restricted cash at December 31, 2005)	$27,191	$25,985
Short term borrowings	$—	$19,929
As of September 30, 2006, we had total cash and cash equivalents of $27.2 million. The increase in our cash and cash equivalents, current ratio and working capital is primarily from cash received from the exercise of warrants of $12.1 million and the proceeds from the sale of our assembly business of $12.0 million, offset by the cash used to redeem a portion of the Series B Preferred stock of $8.3 million.
During July 2006, Standby Warrants, originally issued on September 21, 2005 to the standby purchasers during the 2005 rights offering, to purchase 2,302,001 shares of our common stock with an exercise price equal to the rights offering subscription price of $5.25 and an expiration of July 31, 2006 were exercised resulting in cash proceeds to us of $12.1 million.
On September 29, 2006, we completed the sale of substantially all of the assets and liabilities of our assembly business to VMS LLC for $12.0 million in cash.
Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and our asset-based revolving Credit Facility, along with proceeds from various equity offerings. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued use of our Credit Facility, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.
Revolving Credit Facility
In March 2004, we entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. During June 2004, the asset base on the Credit Facility was expanded to include our Canadian operations. In November 2005, we amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, to permit us to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on our EBITDA (“Index Rate”). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or nine months and the rate would be LIBOR plus 2.5% to 3.5% depending on our EBITDA (“LIBOR Rate”). As of September 30, 2006, the Index Rate was 9.75%.

Availability under the Credit Facility is based on various liquidity and borrowing base tests including eligible accounts receivable. In connection with the acquisition of Sovereign Circuits in October of 2006, we agreed with the lender under the Credit Facility that Sovereign Circuits would not be a borrower or a credit party under the Credit Facility. As a result, the accounts receivable of Sovereign Circuits. will not be considered in calculating the available borrowings under the Credit Facility, the financial statements of Sovereign Circuits will not be taken into account in the calculation of the Company’s financial covenants and none of the assets of Sovereign Circuits will be used to secure the Credit Facility.
The Credit Facility requires us to make standard representations and warranties and maintain certain financial covenants. As of September 30, 2006, we were in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined under the Credit Facility, has never occurred through September 30, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of our domestic operating subsidiary, Dynamic Details. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As a result of the sale of our assembly business and the related accounts receivable in the third quarter of 2006, our availability under the Credit Facility has decreased. As of September 30, 2006, the borrowing capacity under the credit facility was $14.1 million, however, no amounts were outstanding.
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
We recorded the redemption value of the Series B Preferred Stock, $61.0 million, net of issuance costs of $3.5 million. We amortized the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require us to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The issuance costs were fully amortized on September 30, 2006. For the three and nine months ended September 30, 2006 the amortization of these issuance costs was 138,000 and $414,000, respectively. The amortization of these issuance costs for the three and nine months ended September 30, 2005, including a $347,000 adjustment due to the early redemption of shares in the third quarter of 2005, was $773,000 and $1.6 million, respectively.
As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005, and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock is now convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment are treated as a beneficial conversion feature, not to exceed the carrying value of the Series B Preferred Stock, to the holders of the Series B Preferred Stock and was initially recorded as a reduction to the carrying value of the Series B Preferred and an increase to additional paid-in-capital of $20.3 million. This beneficial conversion feature will be accreted to the Series B Preferred Stock carrying value over its remaining term as a reduction of earnings applicable to common stockholders. As of September 30, 2006, an aggregate of $5.6 million of the beneficial conversion feature had been accreted to the Series B Preferred Stock carrying value plus adjustments of $5.9 million and $1.0 million for redemption of shares in September 2006 and October 2005, respectively. As of September 30, 2006, $7.8 million of the beneficial conversion feature remained to be accreted.
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
In September 2005, we called for the redemption of two-thirds, or 857,944 shares, of its outstanding shares of Series B Preferred Stock. We paid $41.4 million to redeem the two-thirds of the outstanding shares of Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. As a result of the redemption, we amortized $347,000 of issuance costs related to the 857,944 shares redeemed during the three months ended September 30, 2005.
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
Our Board of Directors declared dividends on the Series B Preferred Stock in February, May and August, 2006 of $290,000 per quarter. The dividends were paid in cash in March, June and September of 2006, respectively.
In September 2006, four holders of the Series B Preferred Stock called for the redemption of 175,809 of the outstanding Series B shares. We redeemed the shares at a redemption price of cash equal to the stated value of the Series B Preferred Stock plus all accrued and unpaid dividends on such shares through the date of redemption. As a result of this transaction, we paid $8.3 million in cash to redeem the 175,809 shares at face value in addition to cash dividends paid for the quarter. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $8.3 million to $11.0 million.
As of September 30, 2006, 232,067 shares of Series B-2 Convertible Preferred Stock remained outstanding. On October 27, 2006, we entered into separate agreements with four shareholders to repurchase all of the 232,067 remaining outstanding shares of the Series B Preferred in exchange for $5.5 million in cash, the issuance of 731,737 shares of common stock, and the payment of approximately $49,000 in accrued dividends. As a result of the September 2006 redemption and the October 2006 repurchase, we have now retired all outstanding shares of our Series B Preferred Stock.
Acquisition of Sovereign Circuits
On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, and 1,201,964 shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price will be held in escrow by a third-party escrow agent for up to one year to cover any indemnification claims that may arise. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as revolving credit facilities discussed below. The terms loans require monthly principal payments of approximately $42,000, plus interest based on Libor plus 1.5% to 2.10%, and are secured by substantially all of the assets of Sovereign Circuits.
Sovereign Circuits Revolving Line of Credit
Sovereign Circuits currently has a $1.1 million revolving credit facility with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate less 0.375%, (7.88 % at September 30, 2006). The credit facility contains standard representations and warranties, covenants and events of default for a facility of this size. The revolving line of credit, which currently expires on March 31, 2007, is secured by substantially all of the assets of Sovereign Circuits. As of September 30, 2006, Sovereign Circuits had $1.1 million available for borrowing under the revolving line of credit, of which no borrowings were outstanding.
Sovereign Circuits Capital Expenditures Line of Credit
Sovereign Circuits currently has a $1.2 million revolving capital expenditures line of credit with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate (8.26% at September 30, 2006). The revolving capital expenditures line of credit contains standard representations and warranties, covenants and events of default for a facility of this size. The revolving capital expenditures line of credit, which currently expires on March 31, 2007, is secured by substantially all of the assets of Sovereign Circuits. As of September 30, 2006, Sovereign Circuits had $1.2 million available for borrowing under the revolving capital expenditures line of credit, of which no borrowings were outstanding.

Consolidated Cash Flows
The following table summarizes our statements of cash flows for the nine months ended September 30, 2006, and 2005 (in thousands):

	Nine months ended
	September 30,	September 30,
	2006	2005
Net cash provided by (used in):
Operating activities from continuing operations	$8,357	$(708)
Investing activities from continuing operations	10,254	(8,841)
Financing activities from continuing operations	(16,951)	18,972
Effect of exchange rates on cash	(454)	76
Effect of discontinued operations on cash	—	(1,099)

Net increase in cash and cash equivalents	$1,206	$8,400

Net cash provided by (used in) operating activities from continuing operations represents net income, adjusted for non-cash charges and working capital changes. The $9.1 million increase in net cash provided by operating activities from continuing operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a $9.6 million improvement in operating income excluding the loss on the sale of our assembly business and non-cash goodwill impairment charges.
The $19.1 million increase in net cash provided by investing activities from continuing operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to: (i) proceeds of $12.0 million from the sale of our assembly business; (ii) a $6.2 million change in restricted cash available to fund the payment of our Series B Preferred stock dividends and redemption; and (iii) a $610,000 decrease in capital expenditures in 2006.
The $35.9 million increase in net cash used in financing activities from continuing operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the rights offering in 2005 of $74.5 million net of costs and an increase in net repayments under our credit facility of $7.5 million, partially offset by $12.1 million received in connection with the exercise of Standby Warrants in 2006, a decrease in Series B Preferred dividend and redemption payments of $33.5 million, and a decrease in payments on capital leases of $708,000.
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
We believe our critical accounting policies, defined as those policies that we believe are: (i) the most important to the portrayal of our financial condition and results of operations; and (ii) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:
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
Litigation and other contingencies — Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. In June 2006, we recorded an accrual of $1.7 million for our estimated exposure for certain pending litigation. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.

Recently Adopted Accounting Standards
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123-R”) using the modified prospective application transition method. As a result, we have included stock-based compensation costs under the fair value method in our results of operations for the three and nine months ended September 30, 2006.
Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends guidance in Accounting Release Bulletin (“ARB”) No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2006.
Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”) and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. The adoption of SFAS 154 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2006.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our consolidated financial statements.
In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Advances under the Credit Facility bear interest at the prime rate plus 1% to 2% (the “Index Rate”). As of September 30, 2006, the Index Rate on the Credit Facility was 9.75%. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings. There were no outstanding borrowings at September 30, 2006.
Foreign Currency Exchange Risk
Sales and expenses of our Canadian operations are primarily denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52 “Foreign Currency Translation” and could have a material impact on results of operations and cash flows in the event of currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do have some exposure to foreign currency transaction risk for sales denominated in U.S. dollars, but translated to the Canadian dollar at period end. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.
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
Changes in Internal Controls
No change in our internal control over financial reporting occurred during our last fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2005 our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 for a summary of our previously reported legal proceedings. Since the date of the Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “June 2006 10-Q”), there have been no material developments in previously reported legal proceedings, except as set forth below.

On July 5, 2006, we filed a motion to dismiss Dynamic Details, Incorporated as a defendant in SMDI v. Laminate Technologies Corp. (Case No. CV06-1661-PHX-FJM). On August 15, 2006, the court denied our motion to dismiss, but ruled that the plaintiffs must amend their complaint to name the owners of the property as the plaintiffs in the action, instead of SMDI Company, which was the property manager for the property. On August 29, 2006, the plaintiffs filed a second amended complaint to (a) substitute Barbara Ann Ball, as Special Trustee of the Barbara Ann Ball Revocable Trust, Mary Ball Glimpse, as Special Trustee of the Mary Ball Glimpse Trust, Barbara Ann Ball and Germain H. Ball, as Co-Trustees of the Leona Harmon Rickenbach Trust, and NELCO-WF, L.L.C. as the plaintiffs in the action and (b) add Nelco Technology, Inc., the previous tenant of the property, as a co-defendant. On September 28, 2006, we filed an answer, cross-claim and counterclaim, in which we assert a cross-claim against Nelco Technology, Inc. for indemnification and contribution and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing. A scheduling conference is set for December 1, 2006.
Item 1A.
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.2	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.3	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.4	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, previously filed with the Commission on February 8, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference.

3.6	Amended and Restated Bylaws of DDi Corp. previously filed with the Commission on August 9, 2005 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q and incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Separation Agreement and Release dated October 2, 2006 between DDi Corp. and Brad Tesch, previously filed with the Commission on October 5, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Independent Director Compensation Policy, previously filed with the Commission on October 23, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

Other Material Contracts

10.3	Agreement and Plan of Merger dated August 8, 2006, by and among DDi Corp., DDi Acquisition Corp., Sovereign Circuits, Inc., Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated December 21, 1965 and made between Herbert Anthony Cann, Kenneth Robert Woodford and John Michael Geoffrey Andrews and a Deed of Appointment dated October 6, 1976 by Kenneth Robert Woodford and Michael Geoffrey Andrews, together a trust formed under English law, Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated September 10, 1985 and made between Tonio Christian Hoch as settlor and Bermuda Trust Company Limited as original trustee, which is a trust established under Bermuda law and known as the “Hoch Settlement”, and Robert Q. Buss, an individual, previously filed with the Commission on October 30, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Asset Purchase Agreement dated August 8, 2006, by and among Dynamic Details Incorporated, Silicon Valley, solely for the purpose of guaranteeing the performance of all obligations of Dynamic Details Incorporated, Silicon Valley under Section 8.2 of the Asset Purchase Agreement, Dynamic Details, Incorporated, VMS, LLC and, solely for the purpose of guaranteeing the performance of all obligations of VMS, LLC under Section 8.3 of the Asset Purchase Agreement, VERITEK Manufacturing Services, LLC, previously filed with the Commission on October 30, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Letter Agreement dated September 29, 2006 by and among Dynamic Details Incorporated, Silicon Valley, Dynamic Details, Incorporated, VMS, LLC and VERITEK Manufacturing Services, LLC, previously filed with the Commission on October 5, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: November 9, 2006	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: November 9, 2006	/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.2	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.3	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.4	Amended and Restated Certificate of Incorporation of DDi Corp. previously filed with the Commission on December 17, 2003 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, previously filed with the Commission on February 8, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K and incorporated herein by reference.

3.6	Amended and Restated Bylaws of DDi Corp. previously filed with the Commission on August 9, 2005 as an exhibit to DDi Corp.’s Quarterly Report on Form 10-Q and incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	Separation Agreement and Release dated October 2, 2006 between DDi Corp. and Brad Tesch, previously filed with the Commission on October 5, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Independent Director Compensation Policy, previously filed with the Commission on October 23, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

Other Material Contracts

10.3	Agreement and Plan of Merger dated August 8, 2006, by and among DDi Corp., DDi Acquisition Corp., Sovereign Circuits, Inc., Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated December 21, 1965 and made between Herbert Anthony Cann, Kenneth Robert Woodford and John Michael Geoffrey Andrews and a Deed of Appointment dated October 6, 1976 by Kenneth Robert Woodford and Michael Geoffrey Andrews, together a trust formed under English law, Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated September 10, 1985 and made between Tonio Christian Hoch as settlor and Bermuda Trust Company Limited as original trustee, which is a trust established under Bermuda law and known as the “Hoch Settlement”, and Robert Q. Buss, an individual, previously filed with the Commission on October 30, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Asset Purchase Agreement dated August 8, 2006, by and among Dynamic Details Incorporated, Silicon Valley, solely for the purpose of guaranteeing the performance of all obligations of Dynamic Details Incorporated, Silicon Valley under Section 8.2 of the Asset Purchase Agreement, Dynamic Details, Incorporated, VMS, LLC and, solely for the purpose of guaranteeing the performance of all obligations of VMS, LLC under Section 8.3 of the Asset Purchase Agreement, VERITEK Manufacturing Services, LLC, previously filed with the Commission on October 30, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Letter Agreement dated September 29, 2006 by and among Dynamic Details Incorporated, Silicon Valley, Dynamic Details, Incorporated, VMS, LLC and VERITEK Manufacturing Services, LLC, previously filed with the Commission on October 5, 2006 as an exhibit to DDi Corp.’s Current Report on Form 8-K, which is incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DDi Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.