Form 10-K
period 2006-12-31
DDI CORP
filed 2007-03-12
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-30241

DDi CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle, Anaheim, California (Address of principal executive offices)	92806 (Zip Code)

(714) 688-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $149.8 million (computed using the closing price of $8.20 per share of Common Stock on June 30, 2006, as reported by the NASDAQ Stock Market).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of March 2, 2007, DDi Corp. had 22,593,035 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2007 are incorporated by reference in Part III of this Form 10-K.

DDi CORP.
FORM 10-K

Index

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	72
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accounting Fees and Services	72
PART IV
Item 15.	Exhibits and Financial Statement Schedules	72
	Signatures	78
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.10
EXHIBIT 10.12
Exhibit 10.43
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “DDi” and “DDi Corp.” refer specifically to DDi Corp. and its consolidated subsidiaries. You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements.

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

PART I

Item 1.  Business.

Overview

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis — with lead times as short as 24 hours. We have approximately 1,000 PCB customers in various market sectors including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and five manufacturing facilities located in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

Through the third quarter of 2006, we also provided time-critical printed circuit board assembly services, including building, configuring and testing electronic products and assemblies. In order to realign our business around our core PCB operations, we decided to sell the lower margin assembly business. On September 29, 2006, we completed the sale of our assembly business to VMS LLC.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer located in North Jackson, Ohio. The acquisition of Sovereign Circuits is intended to extend our presence in key PCB markets, such as the military and aerospace markets, as well as expand our technical capabilities to include flex and rigid-flex technologies.

We operate in one reportable business segment through our primary operating subsidiary, Dynamic Details, Incorporated. See Note 2 to the Notes to Consolidated Financial Statements — Segment Reporting, for a summary of revenues by customer location for the fiscal years ended December 31, 2006, 2005 and 2004.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials and demand highly complex and sophisticated manufacturing capabilities. By contrast, other printed circuit boards, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing capability requirements.

We see several significant trends within the printed circuit board manufacturing industry, including:

•	Increasing customer demand for quick-turn production. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers (“OEMs”) to develop new products in shorter periods of time. In response to these pressures, OEMs look to printed circuit board manufacturers that can offer design and engineering support and quick-turn manufacturing services to reduce time to market. Many OEMs, in an effort to increase electronic supply chain efficiency, work with a small number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of printed circuit board products.

•	Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn,

OEMs rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle.

•	Shifting of high volume production to Asia. Asian-based printed circuit board manufacturers have been able to capitalize on lower labor costs and to increase their market share on production of printed circuit boards used in high-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.

Two leading independent market research firms estimate that the 2006 global market for printed circuit boards was between $45.0 and $48.6 billon, with North American printed circuit boards representing approximately $5.0 billion of that total.

Our Customer Solution

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

Our customers benefit from the following:

•	Customized Engineering Solutions. We are actively involved in the early stages of our customers’ product development cycles. This positions us at the leading edge of technical innovation in the engineering of complex printed circuit boards. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs.

•	Advanced Manufacturing Technologies. We are committed to manufacturing process improvements and focus on enhancing existing capabilities as well as developing new technologies. We are consistently among the first to adopt advances in printed circuit board manufacturing technology. For example, we believe that we were the first printed circuit board manufacturer in North America to manufacture printed circuit boards utilizing stacked microvia, or SMVTM Technology. We believe we continue to lead the domestic industry in advancing this technology.

•	Time-Critical Services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, printed circuit board engineering and manufacturing services. Our engineering, fabrication and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Nearly half of our net printed circuit board sales in 2006 were generated from orders with manufacturing delivery of 10 days or less, and we fill some of our customers’ orders in as little as 24 hours.

Our Strategy

Our goal is to be the leading provider of technologically-advanced, time-critical printed circuit board engineering and manufacturing services. To achieve this goal, we:

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

We believe this expertise and ability position us as an industry leader in providing technologically-advanced, time-critical services.

Focus on time-critical services.  We focus on the quick-turn segment of the printed circuit board industry. We target the time-critical services market because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics in recent years for time-critical services have been more stable than those of the volume production market and that these services are more resistant to pricing pressure and commoditization, and are less likely to move offshore.

Continue to serve our large and diverse customer base.  We believe that maintaining a broad customer base enables us to further enhance our engineering expertise while reducing end-market and customer concentration risk. We maintain a sales and marketing staff focused solely on building and maintaining customer relationships. We are focused on becoming an integral part of customers’ new product initiatives and work closely with their research and development personnel.

Pursue new customers and markets with high growth potential.  We continue to pursue new customers with high growth characteristics and target additional high growth end-markets that are characterized by rapid product introduction cycles and demand for time-critical services.

Our Services

PCB Prototype Engineering and Manufacturing.  We engineer and manufacture highly complex, technologically-advanced multi-layer printed circuit board prototypes on a quick-turn basis. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

Pre-Production and Production Fabrication Services.  We provide quick-turn and longer lead time pre-production fabrication services to our customers when they introduce products to the market and require printed circuit boards in a short period of time. We also provide our customers low volume production fabrication services. Our pre-production and production fabrication services typically have delivery dates ranging from 2 days to 20 days, or longer in some cases.

In addition to the engineering and manufacturing services we offer our customers utilizing our 5 facilities located in North America, we also support customer requirements for a transition to higher volume needs by sourcing from facilities located in Asia. This transition support is a small part of our offering and approximates 1% of our net sales.

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

We use a number of advanced technologies which allow us to manufacture complex printed circuit boards with increased functionality and quality, including the following:

•	Laser Direct Imaging (“LDI”). LDI is a process that allows us to process high-density products by direct writing onto photoresist with a high-precision laser technology. LDI is a high-resolution tool that is capable of imaging sub 0.002 inches/0.002 inches line/space and also gives us the ability to image solder mask especially where tolerances are tightly defined.

•	Blind or Buried Vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias, and may require fewer layers.

•	Laser Drilling Microvias. We have a variety of laser technologies capable of laser drilling any customer driven application including UV, UV/CO2 and CO2. Microvias are small vias with diameters generally between 0.003 and 0.008 inches after laser drilling. The fabrication of printed circuit boards with microvias requires specialized equipment and highly skilled process knowledge. These tools are also capable of solder mask ablation and precision milling. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a smaller given surface area. These products can be delivered in as little as 3 days.

•	Stacked Microvias (SMV). Stacked microvias are microvias plated with solid copper that can be stacked, connecting as many as six layers sequentially on each side of a center buried via core. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMV technology provides solutions for next generation technologies that include high Input/Output count, 0.65mm, 0.50mm, 0.40mm and 0.25mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a conventional microvia that is limited to 1 or 2 layer deep routing. We believe that we remain one of the few printed circuit board manufacturers in North America that currently offers fabrication of printed circuit boards utilizing SMV Technology.

•	Buried passives. Buried passive technology involves embedding the capacitor and resistor elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board, leaving more surface area for active components. We have offered buried resistor products since the early 1990s. This technology is used in the high speed interconnect space as well as single chip or multichip modules, memory and high speed switches. This process is used to eliminate surface mount resistors and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitance layers since the mid 1990’s. The buried capacitance layers are currently used mostly as a noise reduction method.

•	Fine line traces and spaces. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on a customer required order. We are able to provide 0.002 inch traces and spaces.

•	High aspect ratios. The aspect ratio is the ratio between the thickness of the printed circuit board and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We are able to provide aspect ratios of up to 15:1. We are currently developing a solution to provide a 20:1 and greater aspect ratio technology.

•	Thin core processing. A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Core thickness in our printed circuit boards ranges from as little as 0.001 inches up to 0.062 inches.

•	Flexible and Rigid-Flex PCBs. The use of flexible and rigid-flex printed circuit board technology offers certain advantages over traditional rigid printed circuit boards. Flexible printed circuits consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We manufacture flexible PCBs using a “Static” or “Flex-to-install application” which enables interconnection to be made between two or more mechanical units in areas that have mechanical constraints or non-standard packaging that cannot accommodate conventional interconnects. This application is useful in both the military and aerospace markets.

A rigid-flex printed circuit board is a hybrid construction of rigid and flexible circuitry that are stacked and then laminated. Rigid-flex PCBs can accommodate special mechanical and packing requirements while at the same time offering a high number of interconnections between two or more rigid boards. For this reason the rigid-flex PCB is often used in “back plane” or “mother board” applications to interface multiple systems. The rigid-flex PCB offers superior reliability of interconnects in environments that are subject to vibration, shock and thermal extremes. The rigid flex application is found in the military and aerospace markets and would include cockpit instrumentation, electronic warfare systems, missiles, rockets, satellites and radar.

•	Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost reduced package. We currently use approximately 50 different materials and have added “Green” or Halogen-free materials and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration.

We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9001:2000 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MIL-PRF-55110, MIL-PRF-31032 and MIL-P-50884 certified, which require us to meet certain military standards related to production and quality control.

Our Customers and Markets

As of December 31, 2006, we had approximately 1,000 PCB customers in various market sectors including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. We measure customers as those companies that have placed at least one order with us in the preceding 6-month period. During 2006, 2005 and 2004, sales to our largest customer accounted for approximately 7%, 8% and 9%, respectively, of our net sales. During 2006, 2005 and 2004, sales to our ten largest customers accounted for approximately 31%, 36% and 35%, respectively, of our net sales.

We sell to OEMs both directly and through electronic manufacturing service companies. The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended
	December 31,
End Markets(1)(2)	2006	2005	2004

Communications/Networking	41%	43%	41%
Medical/Test/Industrial	20	21	21
High-end Computing	25	22	22
Military/Aerospace	6	6	6
Other	8	8	10

Total	100%	100%	100%

(1)	Sales to electronic manufacturing services providers are classified by the end markets of their customers.

(2)	Statistical information for 2005 and 2004 have been reclassified to exclude results of the Company’s European operations, which were discontinued in February 2005 and have been reported as a discontinued operation.

We operate in one reportable business segment and in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

Sales and Marketing

Our sales and marketing efforts are focused on developing long-term relationships with research and development and new product introduction personnel at current and prospective customers. Our sales personnel and engineering staff advise our customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication. Each of our customers is serviced by a support team consisting of sales, engineering, manufacturing and customer service employees.

We market our development and manufacturing services through both an internal sales force and manufacturer’s representatives. Approximately 66%, 65%, and 61% of our net sales were generated through our internal sales force in 2006, 2005 and 2004, respectively, with the balance generated through manufacturers representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards.

Research and Development

We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies and integrating them across all of our facilities. Our close involvement with our customers in the early stages of their product development cycle positions us at the leading edge of technical innovation in the design and manufacture of quick-turn and complex printed circuit boards. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues and to align our technology roadmap with that of our turn-key customers. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as part of cost of goods sold.

Proprietary Processes

We believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. Depending on our technology strategy, we may periodically enter into joint technology development agreements with certain of our suppliers to develop new processes. Typically we maintain exclusive rights to use such processes for a period of time in our field. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants, vendors and customers, as needed, and generally limit access to and distribution of our proprietary information and processes.

Our Suppliers

Our raw materials inventory must be regularly and rapidly replenished. We use just-in-time procurement practices to maintain raw materials inventory at low levels. Because we provide primarily lower-volume quick-turn services, this inventory policy does not hamper our ability to complete customer orders. We have preferred suppliers for some raw materials. We evaluate all of our suppliers and create strategic relationships where appropriate. Adequate amounts of all raw materials have been available in the past, and we believe this will continue in the foreseeable future. As part of our strategy to migrate the risk of a long-term supply shortage, we have expanded our evaluation of suppliers and begun to include those domiciled in Asia.

The primary raw materials that we use in production are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials) and chemical solutions (copper, gold, etc.) for plating operations, photographic film and carbide drill bits. We work closely with our suppliers to incorporate technological advances in the raw materials we purchase.

Competition

Our principal competitors include Merix Corporation, TTM Technologies, Coretec and Sanmina, as well as a number of smaller private companies. The barriers to entry in the quick-turn segment of the printed circuit board industry are considerable. In order to compete effectively in this segment, companies must have a sufficient customer base, a staff of qualified sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.

We believe we compete favorably based on the following factors:

•	ability to offer time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	engineering and design services to compliment the manufacturing process;

•	additional available manufacturing capacity without significant additional capital expenditures;

•	consistent high-quality products; and

•	outstanding customer service.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled and nearly half of our sales result from orders with manufacturing delivery of less than 10 days.

Environmental Matters

Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, our operations are subject to certain federal, state and local laws and regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. Among others, we are subject to regulations promulgated by:

•	the Occupational Safety and Health Administration (“OSHA”) pertaining to health and safety in the workplace;

•	the Environmental Protection Agency (“EPA”) pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

•	corresponding country, state and local agencies.

We are required to comply with various regulations relating to the storage, use, labeling, disposal and human exposure to chemicals, solid waste and other hazardous materials, as well as air quality regulations. Many of our activities are also subject to permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. Water used in our manufacturing process must be properly treated prior to discharge.

We incur expenses relating to compliance with these laws and regulations. To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2006, we had approximately 1,300 employees, none of whom are represented by unions. Of these employees, 81% were involved in manufacturing, 4% were involved in engineering, 6% were involved in sales and marketing and 9% were involved in administration and other capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth the executive officers of DDi Corp., their ages as of March 2, 2007, and the positions currently held by each person:

Name	Age	Office

Mikel H. Williams	50	President, Chief Executive Officer and Director
Michael R. Mathews	46	Senior Vice President — Manufacturing Operations
Gerald P. Barnes	48	Senior Vice President — Sales
Sally L. Goff	40	Vice President and Chief Financial Officer

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

Mikel H. Williams has served as President and Chief Executive Officer since November 2005. From November 2004 to October 2005, Mr. Williams served as Senior Vice President and Chief Financial Officer of the Company. Before joining the Company, Mr. Williams served as the sole member of Constellation Management Group, LLC providing strategic, operational and financial/capital advisory consulting services to companies in the telecom, software and high-tech industries from May to November 2004; and as Chief Operating Officer of LNG Holdings, a European telecommunications company where he oversaw the restructuring and sale of the business from June 2002 to December 2003. Prior to that, from November 1996 to June 2001, Mr. Williams held the following executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe: Senior Vice President, Ebone Sales from December 2000 through June 2001; President, GTS Broadband Services from August 2000 through November 2000; President, GTS Wholesale Services from January 2000 through July 2000; and prior thereto, Vice President, Finance of Global TeleSystems, Inc. Mr. Williams began his career as a certified public accountant in the State of Maryland working as an auditor for Price Waterhouse. Mr. Williams holds a bachelor of science degree in Accounting from the University of Maryland and a Masters of Business Administration from Georgetown University.

Michael R. Mathews has served as the Company’s Senior Vice President — Manufacturing Operations since September 2006. From February to October 2006, he served as the Company’s Vice President of Quality and

Process Engineering. Prior to joining the Company, Mr. Mathews served in various management roles with Sanmina-SCI, an electronics manufacturing services company, from July 1995 to February 2006, most recently as Vice President Operations & Quality, PWB and Enclosures. While at Sanmina-SCI, Mr. Mathews also served as Operations Manager, Vice President American Eastern Region Enclosure Division and Vice President and General Manager PCB Division. Mr. Matthews joined Raytheon Company in August of 1983 in the Missile Systems Division, where he rose to Manufacturing Operations Manager prior to his departure in July 1995. Mr. Mathews began his career at Lockheed Missiles and Space where he worked from July 1982 to August 1983. Mr. Mathews holds a Bachelor of Science degree in Chemical Engineering and a Master of Science degree in Plastics Engineering both from the University of Massachusetts Lowell.

Gerald P. Barnes has served as Senior Vice President — Sales of the Company since January 2007. Before joining the Company, Mr. Barnes served as Vice President of Sales for TTM Technologies, a printed circuit board manufacturer, from September 2005 to January 2007. From 2004 to 2005, he served as Vice President of Sales and Marketing for Cosmotronic, a printed circuit board manufacturer. Mr. Barnes served as President and Chief Executive Officer of Winonic, Inc., a privately held printed circuit board design and manufacturing company, from 2003 to 2004. From 1990 to 2003, he served in numerous capacities for the Advanced Interconnect Division of Toppan Electronics, a division of Toppan Printing Co. Ltd., including President and Chief Operating Officer from 1999 to 2003, Vice President of Sales and Marketing from 1995 to 1999, and Director of Sales and Marketing from 1993 to 1995. Mr. Barnes holds a Bachelor of Science in Business Administration from Delaware State University.

Sally L. Goff has served as Vice President and Chief Financial Officer of the Company since March 2006. Prior to joining the Company, Ms. Goff served as Vice President, Finance and Corporate Controller of Cardiac Science Corporation, a medical device manufacturing and distribution company, and its predecessor, from February 2003 to March 2006. From February 2001 to October 2002 Ms. Goff served as Director of Finance of SMC Networks, a wireless networking distribution company. Ms. Goff also served as Corporate Controller of Masimo Corporation, a medical device manufacturing and distribution company from October 1996 to February 2001. Ms. Goff began her career as a certified public accountant in the State of California working as an auditor for Coopers & Lybrand LLP from August 1990 through October 1996. Ms. Goff holds a B.A. in Business Administration — Accounting from California State University, Fullerton.

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

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases and our competitors’ earnings releases, announcements of technological innovations that impact our services, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions. In addition, our common stock is listed on the NASDAQ Global Market. Limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock on the NASDAQ Global Market.

We may need additional capital in the future and it may not be available on acceptable terms, or not at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2007;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 22.6 million shares of our common stock outstanding at December 31, 2006, we may issue additional shares of common stock in the following scenarios:

•	approximately 2.4 million shares of our common stock may be required to be issued pursuant to outstanding stock options or stock options issuable under our 2005 Stock Incentive Plan;

•	a significant number of additional shares of our common stock may be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock.

A large issuance of shares of our common stock, in any or all of the above scenarios, will decrease the ownership percentage of current outstanding stockholders and will likely result in a decrease in the market price of our common stock. Any large issuance may also result in a change in control of DDi.

The terms of our senior credit facility may restrict our financial and operational flexibility.

The terms of our senior credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are required to maintain specified financial ratios and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Substantially all of our assets, except equipment and real property, are pledged as collateral under our senior credit facility.

Our customers are subject to economic cycles and fluctuations in product demand. A significant downturn in demand for our customers’ products would similarly affect demand for our products and as such our sales, gross margin and operating performance would be adversely affected.

Our customers that purchase printed circuit board engineering and manufacturing services from us are subject to their own business cycles. Some of these cycles show predictability from year to year. However, other cycles are unpredictable in commencement, depth and duration. A downturn, or any other event leading to additional excess capacity, will negatively impact our sales, gross margin and operating performance.

We cannot accurately predict the continued demand for our customers’ products and the demands of our customers for our products and services. As a result of this uncertainty, our past operating performance and cash flows may not be indicative of our future operating performance and cash flows.

Unless we are able to respond to technological change at least as quickly as our competitors, our services could be rendered obsolete, which would reduce our sales and operating margins.

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

Our operating results fluctuate because we sell primarily on a purchase-order basis rather than pursuant to long-term contracts, and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turn services exceeds our capacity during that period. Because of these factors, you should not rely on quarter- to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a core group of significant customers for a substantial portion of our revenue, and a reduction in demand from, or an inability to pay by, this core group could adversely affect our revenue.

Although we have a large number of customers, net sales to our ten largest customers accounted for approximately 31%, 36% and 35% of our net sales in 2006, 2005 and 2004, respectively. We may continue to depend upon a core group of customers for a material percentage of our net sales in the future. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations and cash flows would be adversely affected.

If we experience excess capacity due to variability in customer demand, our gross margins may decline.

We maintain our production facilities at less than full capacity to retain our ability to respond to quick-turn orders. However, if these orders are not received, we could experience losses due to excess capacity. Whenever we experience excess capacity, our revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins would decline. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick-turn services exceed our capacity during that period.

We are subject to intense competition, and our business may be adversely affected by these competitive pressures.

The printed circuit board industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead printed circuit boards. Our principal competitors include other established public companies, smaller private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multi-layer printed circuit boards. We also expect that competition will increase as a result of industry consolidation.

For us to be competitive in the quick-turn sector, we must maintain a large customer base, a large staff of qualified sales and marketing personnel, considerable engineering resources and proper tooling and equipment to permit fast turnaround of small lots on a daily basis.

If Asian-based production capabilities increase in sophistication, we may lose market share, and our gross margins may be adversely affected by increased pricing pressure.

Price competition from printed circuit board manufacturers based in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products with high volumes, they are expanding their manufacturing capabilities to produce higher layer count and higher technology printed circuit boards. In the future, competitors in Asia may be able to effectively compete in our higher technology markets, which may result in decreased net sales or force us to lower our prices, reducing our gross margins.

Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.

Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Defects in our products could result in financial or other damages to our customers. Our sales terms and conditions generally contain provisions designed to limit our exposure to product liability and related claims; however, competing terms and provisions of our customers or existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability claims made against us, even if unsuccessful, would be time-consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of higher than normal or historical defects in our products and may adversely impact our gross margins.

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

Complying with applicable environmental laws requires significant resources and, if we fail to comply, we could be subject to substantial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Over the years, environmental laws have become, and may in the future become, more stringent, imposing greater compliance costs on us. In addition, because we are a generator of hazardous wastes and our sites may become contaminated, we may be subject to potential financial liability for costs associated with an investigation and any remediation of such sites. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solutions containing palladium, waste water which contains heavy metals, acids, cleaners and conditioners and filter cake from equipment used for on-site waste treatment.

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

Effective July 1, 2006, the Company’s customers that provide products to the European Union must be in compliance with the Restriction of Hazardous Substances Directive, or RoHS Directive, the European legislation that restricts the use of a number of substances, including lead. During 2007, China is expected to enact and the United States may enact similar federal legislation restricting the use of the same substances covered under the European Union RoHS Directive. We believe that our products are compliant with these efforts and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations. In addition, these requirements may render some of our raw materials and inventory obsolete, as well as potentially increase the pricing for raw materials. Also, because most existing assembly processes utilize a tin-lead alloy as a soldering material in the manufacturing process, the elimination of tin-lead as a surface finish and/or a soldering material may require investments to expand or acquire new surface finishing technologies. The products that we manufacture that comply with the new regulatory standards or are assembled through RoHS-compliant assembly processes may not perform as well as our current products. If we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline and warranty costs could increase, which could materially adversely affect our business, financial condition and results of operations.

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

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand or a shortage of raw materials may increase the price of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross margins.

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. During 2006, we experienced, and may continue to experience, significant increases in the cost of laminate materials, copper products, gold and oil-based or oil-derivative raw materials, which could adversely impact our gross margins. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our sales.

Our recent acquisition of Sovereign Circuits or future acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our Sovereign Circuits acquisition or any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	difficulty achieving sufficient sales to offset increased expenses associated with acquisitions;

•	diversion of management’s attention;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	difficulty in entering markets in which we have limited or no prior experience;

•	losses of key employees, particularly those of the acquired organization; and

•	problems implementing adequate internal controls and procedures.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that would negatively impact our results of operations.

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

A portion of our sales are denominated in Canadian dollars, and as a result, changes in the exchange rates of the Canadian Dollar to the U.S. Dollar could result in exchange losses, which could impact our results of operations. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Significant decreases in our stock price could result in our having to record an impairment charge related to our goodwill.

Applicable accounting standards require that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. If, in any period, our stock price decreases to the point where the fair value of our Company, as determined by our market capitalization, is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 324,000 square feet of building space in locations throughout North America used primarily for the manufacture of quick-turn printed circuit boards. Our lease agreements expire at various dates through the year 2011 and represent an average annual commitment of $2.8 million per year through 2011.

In connection with the purchase of Sovereign Circuits in October 2006, we now own a building as well as a land parcel of approximately 4.5 acres located in North Jackson, Ohio. The building and land had an appraised value of $3.0 million. At December 31, 2006 the building had a remaining mortgage balance of $1.7 million with monthly principal payments of approximately $19,000 through 2014.

Our significant facilities are as follows:

		Square Feet
Location	Primary Function	(Approx.)

Sterling, Virginia	Manufacturing	100,000
Anaheim, California	Corporate headquarters	27,000
Anaheim, California	Manufacturing	70,000
Milpitas, California	Manufacturing	72,000
Toronto, Canada	Manufacturing	45,000
North Jackson, Ohio	Manufacturing	75,000

Total		389,000

We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise. Our Milpitas facility is structured in two separate buildings (manufacturing in one building and test and administrative functions in another), under separate lease agreements with different landlords. The lease on the administrative building expires in July 2007. In February 2007, we signed a term sheet and have begun lease negotiations with a new landlord for alternative space adjacent to the current facility.

Item 3.	Legal Proceedings.

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain of our former officers and directors on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On November 22, 2006, the Court entered an order preliminarily approving the settlement. A final approval hearing is scheduled by the Court on March 12, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, we paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on our Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds. The settlement will have no further impact on our financial statements because our insurance carrier has agreed to pay our portion of the settlement less the deductible that we accrued for in the second quarter of 2006.

On May 2, 2006, SMDI Company filed a lawsuit against our Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of our now-closed Arizona facility. The complaint alleges that we breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added our Dynamic Details, Incorporated subsidiary as a defendant to the action. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona (Case No. CV06-1661-PHX-FJM) on the basis of diversity jurisdiction.

On July 5, 2006, we filed a motion to dismiss Dynamic Details, Incorporated as a defendant in SMDI v. Laminate Technologies Corp. (Case No. CV06-1661-PHX-FJM). On August 15, 2006, the court denied our motion to dismiss, but ruled that the plaintiffs must amend their complaint to name the owners of the property as the plaintiffs in the action, instead of SMDI Company, which was the property manager for the property. On August 29, 2006, the plaintiffs filed a second amended complaint to (a) substitute Barbara Ann Ball, as Special Trustee of the Barbara Ann Ball Revocable Trust, Mary Ball Glimpse, as Special Trustee of the Mary Ball Glimpse Trust, Barbara Ann Ball and Germain H. Ball, as Co-Trustees of the Leona Harmon Rickenbach Trust, and NELCO- WF, L.L.C. as the plaintiffs in the action and (b) add Nelco Technology, Inc., the previous tenant of the property, as a co-defendant. On September 28, 2006, we filed an answer, cross-claim and counterclaim, in which we assert a cross-claim against Nelco Technology, Inc. for indemnification and contribution and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing. On January 25, 2007 we filed a motion for leave to amend our answer, counterclaim and cross-claim seeking to join Park Electrochemical Corporation and Nelco Products, Inc., the corporate parents of Nelco Technology, Inc., as cross-defendants to the case. The case is currently in the discovery phase. We believe the plaintiffs claims lack merit and intend to vigorously defend the action.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market (formerly, the NASDAQ National Market) under the symbol “DDIC.”

The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are prices on the NASDAQ Global Market (formerly, the NASDAQ National Market). All historical market price per share information has been retroactively adjusted to reflect the February 3, 2006 reverse stock split.

	DDi Corp.
	Common Stock
	High	Low

Fiscal Year Ended December 31, 2006:
Fourth Quarter	$8.22	$7.18
Third Quarter	$8.60	$6.59
Second Quarter	$8.94	$6.69
First Quarter	$8.10	$5.32
Fiscal Year Ended December 31, 2005:
Fourth Quarter	$6.65	$4.62
Third Quarter	$13.93	$5.04
Second Quarter	$24.50	$12.11
First Quarter	$22.89	$15.75

The number of common stockholders of record as of March 2, 2007 was 37.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since January 1996. We have no current intention to pay cash dividends on our common stock, and we anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business. Our current asset-based revolving credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

We emerged from reorganization proceedings under Chapter 11 bankruptcy on December 12, 2003. Pursuant to the Joint Plan of Reorganization approved by the Bankruptcy Court, the previous common stock was cancelled and new common stock became available for issuance. On December 17, 2003, the shares of our common stock that were issued under our plan of reorganization began trading on the OTC Bulletin Board under the symbol “DDIO.” On March 5, 2004, our common stock commenced trading on the NASDAQ National Market under the symbol “DDIC.” On February 3, 2006, we effected a one-for-seven reverse stock split. Shares of our common stock traded on the NASDAQ National Market on a post-split basis from February 6, 2006 to March 3, 2006, under the temporary trading symbol “DDICD.” Our common stock resumed trading under the trading symbol “DDIC” on March 6, 2006. The NASDAQ National Market was renamed the NASDAQ Global Market on July 1, 2006.

Because the shares of common stock outstanding prior to December 12, 2003 (the effective date of the Joint Plan of Reorganization) were cancelled as part of the bankruptcy, its performance is not comparable to that of the new common stock of the reorganized Company. The following graph compares the cumulative total stockholder return on our common stock since December 17, 2003 (the first date that shares were traded following the effective date of the Joint Plan of Reorganization) with the cumulative total return of (a) the NASDAQ Composite Index and (b) an index of two peer companies selected by us. The peer group is comprised of Merix Corp. and TTM Technologies Inc. This peer group index will be subject to occasional change as we or our competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on December 17, 2003, in DDi Corp. common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, for the eleven months ended November 30, 2003, for the one month ended December 31, 2003 and for the year ended December 31, 2002. The selected financial data of all prior periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of DDi Europe as a discontinued operation. On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Reorganized DDi Corp.				Predecessor DDi Corp.
				One Month	Eleven Months	Year
	Years Ended December 31,			Ended	Ended	Ended
	2006	2005	2004	Dec. 31, 2003	Nov. 30, 2003	Dec. 31, 2002
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$198.1	$184.6	$189.0	$14.6	$145.0	$185.6
Cost of goods sold	160.2	157.9	164.1	18.2	130.0	174.4

Gross profit (loss)	37.9	26.7	24.9	(3.6)	15.0	11.2
Operating expenses:
Sales and marketing	15.2	15.0	17.0	2.1	13.5	19.7
General and administrative	14.6	15.7	17.2	2.1	8.5	10.5
Amortization of intangible assets	4.7	4.6	4.6	0.4	—	—
Loss on sale of assembly business	4.6	—	—	—	—	—
Litigation reserve	1.7	—	—	—	—	—
Restructuring and other related charges	1.1	4.7	0.9	0.4	3.9	25.3
Goodwill impairment	—	54.7	—	—	2.0	128.7
Reorganization expenses	—	—	0.8	0.5	7.4	2.1

Operating loss	(4.0)	(68.0)	(15.6)	(9.1)	(20.3)	(175.1)
Loss on interest rate swap termination	—	—	—	—	5.6	—
Interest and other expense, net	1.4	4.8	7.6	0.8	16.3	19.9
Reorganization items:
Gain on extinguishment of debt	—	—	—	—	(120.4)	—
Fresh start accounting adjustments	—	—	—	—	(115.2)	—
Reorganization proceeding expenses	—	—	—	1.1	14.0	—

Income (loss) from continuing operations before income taxes	(5.4)	(72.8)	(23.2)	(11.0)	179.4	(195.0)
Income tax expense	(1.8)	(1.4)	(2.0)	—	(0.1)	(17.0)

Income (loss) from continuing operations	(7.2)	(74.2)	(25.2)	(11.0)	179.3	(212.0)
Net income (loss) from discontinued operations, net of tax	—	10.2	(20.7)	(3.0)	(14.9)	(76.1)

Net income (loss)	(7.2)	(64.0)	(45.9)	(14.0)	164.4	(288.1)
Series B Preferred Stock dividends, accretion and repurchase charge	(16.4)	(6.4)	(4.0)	—	—	—
Net income (loss) applicable to common stockholders	$(23.6)	$(70.4)	$(49.9)	$(14.0)	$164.4	$(288.1)

Other Financial Data:
Depreciation	$9.8	$9.9	$9.9	$0.9	$12.4	$16.1
Capital expenditures	6.3	6.7	4.4	0.1	3.9	8.0
Net cash provided by (used in) operating activities from continuing operations	9.3	(1.6)	3.6	5.6	(12.2)	(7.6)
Net cash provided by (used in) investing activities from continuing operations	3.6	(9.9)	4.2	0.7	(2.6)	1.0
Net cash provided by (used in) financing activities from continuing operations	(22.8)	(14.9)	12.7	(0.1)	(6.2)	22.0

					Predecessor DDi
	Reorganized DDi Corp.				Corp.
	December 31,				December 31,
	2006	2005	2004	2003	2002
	(In millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (excluding restricted)	$15.9	$26.0	$23.5	$11.2	$29.0
Working capital (deficit)	31.2	26.2	20.9	25.6	(220.2)
Total assets	139.6	164.3	226.7	228.8	151.8
Total debt, including current maturities	2.0	19.9	35.1	90.5	288.9
Stockholders’ equity (deficit)	$109.6	$108.0	$77.1	$91.4	(163.9)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 PCB customers in various market sectors including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

On September 29, 2006, we completed the sale of our assembly business to VMS LLC. The divestiture of this lower margin assembly business has allowed us to realign our business around our core PCB operations. In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business through September 29, 2006 have been included in our results for the year ended December 31, 2006.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc., a privately-held printed circuit board manufacturer. We believe the acquisition of Sovereign Circuits has extended our presence in key PCB markets, such as the military and aerospace markets, as well as expanded our technical capabilities to include flex and rigid-flex technologies. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign has added flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by our sales team. We also believe the Sovereign acquisition will enable us to improve the loading of customer demand across our collective facilities.

On February 3, 2006, we effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

On February 9, 2005, we announced the discontinuation of our European business, and the placement into administration of DDi Europe. The results of operations presented in the accompanying Consolidated Financial Statements have been presented to reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

Revenue recognition — Our revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans. Prior to September 29, 2006 our revenue also included other value-added assembly services. Our revenue recognition policy complies with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective printed circuit boards. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter.

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

Goodwill impairment — In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations.

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

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

Purchase accounting — SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company accounted for its 2006 purchase of Sovereign Circuits, Inc. under the purchase method of accounting in accordance with SFAS No. 141, and allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s preliminary estimates of fair values which could differ from final estimates.

Litigation and other contingencies — Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.

Stock-Based Compensation — Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term, the expected stock price volatility of the underlying stock options and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock- based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations and Other Financial Data

The following tables set forth select data from our Consolidated Statements of Operations (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net sales	$198,115	$184,625	$189,007
Cost of goods sold	160,188	157,959	164,076

Gross profit	37,927	26,666	24,931
Operating expenses:
Sales and marketing	15,228	14,993	16,933
General and administrative	14,543	15,728	17,199
Amortization of intangible assets	4,744	4,598	4,598
Loss on sale of assembly business	4,544	—	—
Litigation reserve	1,727	—	—
Restructuring and other related charges	1,140	4,703	903
Goodwill impairment	—	54,669	—
Reorganization expenses	—	—	829

Operating loss	(3,999)	(68,025)	(15,531)
Interest expense, net	1,362	4,443	5,144
Other expense, net	44	313	2,493

Loss from continuing operations before income taxes	(5,405)	(72,781)	(23,168)
Income tax expense	1,828	1,429	1,984

Loss from continuing operations	(7,233)	(74,210)	(25,152)
Income (loss) from discontinued operations, net of tax	—	10,236	(20,713)

Net loss	(7,233)	(63,974)	(45,865)
Less: Series B Preferred Stock dividends, accretion and repurchase charge	(16,419)	(6,473)	(4,044)

Net loss applicable to common stockholders	$(23,652)	$(70,447)	$(49,909)

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Sales

Net sales in 2006 were primarily derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs. To a lesser extent, value added PCB assembly services also contributed to revenue in 2006 prior to the sale of our assembly business on September 29, 2006. Net sales for 2005 were primarily derived from advanced multi-layer PCBs and to a lesser extent, value added PCB assembly services.

Net sales increased by $13.5 million, or 7.3%, to $198.1 million in 2006, from $184.6 million in 2005. The increase in net sales consisted of an increase in PCB sales of $20.9 million, or 13.6%, offset by a decrease in assembly sales of $7.4 million, or 23.8% as compared to 2005. The increase in PCB sales was primarily attributable to an increase in volume, an increase in average pricing in 2006 as compared to 2005 and the acquisition of Sovereign Circuits in the fourth quarter of 2006. The decrease in assembly sales was primarily due to the sale of the assembly business at the end of the third quarter of 2006.

Gross Profit

Gross profit was $37.9 million, or 19.1% of net sales, in 2006 compared to $26.7 million, or 14.4% of net sales in 2005. The increase in gross profit in 2006 compared to 2005 was primarily the result of: (i) higher 2006 revenue as compared to 2005 resulting in a higher contribution margin, (ii) a $3.0 million reduction in non-cash compensation, (iii) operational efficiencies and reduction of fixed costs associated with the closure of our Arizona facility in 2005, (iv) a $1.3 million restructuring related inventory impairment charge incurred in 2005 associated with the closure of our Arizona facility that was not incurred in 2006, and (v) a reduction of certain administrative and technology resources in 2006 previously focused on production and operations activities. Offsetting these items in 2006 was incentive bonus compensation of approximately $900,000 based on 2006 EBITDA performance against plan.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Non-cash compensation:
Cost of good sold	$428	$3,428
Sales and marketing expenses	58	116
General and administrative expenses	1,061	1,058

Total non-cash compensation	$1,547	$4,602

In 2006, non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R, net of estimated forfeitures. In 2005, non-cash compensation related to amortization of deferred compensation net of actual forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant and restricted stock.

Sales and Marketing Expenses

Sales and marketing expenses increased by $235,000 or 1.6%, to $15.2 million, or 7.7% of net sales, for the year ended December 31, 2006, from $15.0 million, or 8.1% of net sales, for 2005. The decrease in expenses as a percentage of net sales reflects the operating leverage we benefit from as our sales increase.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 7.5%, to $14.5 million, or 7.3% of net sales in 2006, from $15.7 million, or 8.5% of net sales in 2005. The decrease in general and administrative expenses was primarily a result of: (i) a $1.2 million reduction in professional services, (ii) severance charges of $1.0 million incurred in 2005 associated with the departure of certain executives in 2005 not incurred in 2006 and (iii) other decreases in miscellaneous general and administrative expenses such as taxes, travel, insurance, service charges and fees of approximately $900,000. These decreases were partially offset by a reallocation of resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $1.5 million and incentive bonus compensation of approximately $400,000 based on 2006 EBITDA performance against plan.

Loss on Sale of Assembly Business

On September 29, 2006, we completed the sale of our assembly business to VMS, LLC for $12.0 million in cash. The transaction was accounted for pursuant to the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). We recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.

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

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that have been intercompany transactions which have been eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million and $3.1 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Litigation Reserve

In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The Directors & Officers Insurance Policy in place at the time of the claims had a $2.5 million deductible. In the second quarter of 2006, when we determined that it was probable the case would settle for an amount in excess of the deductible, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action. The terms of the preliminary settlement required the defendants to pay $4.4 million into a settlement trust in full settlement of the claims asserted by the class. See Part I, Item 3. “Legal Proceedings,” herein for additional discussion related to this litigation.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as well as to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008 and $190,000 per quarter thereafter through October 2011.

Restructuring

In May 2005, our Board of Directors approved plans to close our Arizona-based mass lamination operation. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. During 2006, we incurred a total of $1.1 million in restructuring and other related charges relating to the closure of the Arizona facility. As of December 31, 2006, we had incurred a total of $5.8 million in charges relating to the closure and do not anticipate any additional charges other than ongoing fees and expenses related to pending litigation with the landlord of one of the buildings. For a discussion of the pending litigation, see Part I Item 3. “Legal Proceedings” herein.

In May 2005, we announced the closure of our corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into our corporate offices located in Anaheim, California. This restructuring was essentially completed during the second quarter of 2005.

A reconciliation of accrued restructuring costs for the year ended December 31, 2006 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	43	347	433	300	1,123
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,432)	(363)	(2,222)

Accrued restructuring costs at December 31, 2006	$—	$—	$—	$—	$—

We have completed payment of all restructuring costs as of December 31, 2006.

Goodwill Impairment

Due to a decline in our stock price during the second and third quarters of 2005, tests of impairment were performed at June 30 and September 30, 2005. Each analyses indicated that our book value at June 30 and September 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded goodwill impairment charges of $31.1 million and $23.6 million in the quarters ended June 30 and September 30, 2005, respectively. Total goodwill impairment charges recorded for the year ended December 31, 2005 were $54.7 million.

We performed our annual impairment test on goodwill for 2006 and 2005 on December 31, 2006, and 2005, respectively. We determined that because the fair value of the Company, determined using our market capitalization, exceeded its carrying amount, no goodwill impairment was indicated.

Interest expense, net

Interest expense consists of amortization of debt issuance costs, interest and fees related to our Credit Facility and interest expense associated with long-term leases. In 2005, interest expense also included interest related to our senior accreting notes. Interest expense decreased by 69.3% to $1.4 million for the year ended December 31, 2006 from $4.4 million for 2005. The decrease primarily related to $2.3 million of interest incurred on our senior accreting notes in 2005 that was not incurred in 2006 as a result of the redemption of these notes in October 2005. Also contributing to the decrease was a reduction in interest and fees associated with our revolving Credit Facility of approximately $500,000 as a result of decreased borrowings on our Credit Facility in 2006 compared to 2005 and a reduction in interest paid on capital leases of approximately $165,000.

Other (Income) Expense, Net

Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. In 2006, net other expense decreased by $269,000 to $44,000 from $313,000 for the corresponding period in 2005. The decrease was primarily related to a decrease in foreign exchange losses of $400,000 from our Canadian operations and a $171,000 loss on redemption of debt related to the redemption of our senior accreting notes incurred in 2005. These decreases were partially offset by increases in various miscellaneous non-operating items in 2006 as compared to 2005.

Income Tax Expense

For 2006, income tax expense increased by $399,000 over the prior year to $1.8 million in 2006 from $1.4 million in 2005. The increase was primarily due to increased Canadian taxable income and adjustment of Canadian tax contingencies resulting in additional income tax expense in 2006 as compared to 2005.

Series B Preferred Stock Dividends and Accretion

As a result of the early redemption of the remaining Series B Preferred shares in October 2006, we reflected a $10.7 million, non-cash reduction of earnings applicable to common stockholders used in the calculation of earnings per share in the fourth quarter of 2006 equal to the difference between the fair value of the cash and shares issued in October 2006 and the fair value of shares that would have been issued using the original stated conversion price of $20.16 per share, plus the remaining unaccreted balance of the beneficial conversion feature created in 2005 in connection with the rights offering for the portion of the repurchase paid in shares. We have now retired all outstanding shares of the Series B Preferred Stock.

Also in 2006, we reported $5.7 million of Series B Preferred Stock dividends and accretion ($919,000 represented cash dividends, $414,000 represented amortization of issuance costs, and $4.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). In 2005, we reported $6.5 million of Series B Preferred Stock dividends and accretion ($2.3 million represented cash dividends, $695,000 represented dividends paid in DDi common stock, $203,000 represented a 1% early repayment fee paid in cash, $1.8 million represented amortization of issuance costs including $347,000 associated with the early redemption of $1.0 million of the Series B Preferred Stock and the remaining $1.5 million represented accretion of the beneficial conversion feature).

Net Income From Discontinued Operations

In February 2005, we placed our European operations, DDi Europe, into administration. This included a non-cash gain of $11.1 million on the disposition of DDi Europe. The gain represented DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments. The gain was partially offset by pre tax-losses of $1.3 million incurred though January 31, 2005 by DDi Europe.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Sales

For 2005 and 2004, net sales were primarily derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs and, to a lesser extent, value added PCB assembly services. Net sales decreased $4.4 million, or 2.3%, to $184.6 million for the twelve months ended December 31, 2005, from $189.0 million for the corresponding period in 2004. The decrease is attributable to a slight reduction in PCB revenue of $2.5 million and a $3.5 million reduction in assembly revenue. This decline reflects a softer PCB market during the first half of 2005 as compared to 2004, in both the quick-turn and longer-lead portions of the business as well as the assembly business. Mitigating the overall decrease in net sales was growth in DDi’s transition services of $1.6 million.

Gross Profit

Gross profit for the twelve months ended December 31, 2005 was $26.7 million, or 14.4% of net sales, compared to $24.9 million, or 13.2% of net sales, for the corresponding period in 2004. The increase in gross profit of $1.8 million was due to a decrease in non-cash compensation charges of $8.4 million and a decrease in amortization of intangibles of $0.8 million. The increase was partially offset by the decline in revenues described above, restructuring-related inventory impairment of $1.3 million in 2005 in connection with the closure of our Arizona facility, and increased production cost due to operational inefficiencies, including inefficiencies in the second and third quarters of 2005 associated with the closure of our Arizona facility and the related absorption of its former production capabilities into the PCB divisions.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Non-cash compensation:
Cost of good sold	$3,428	$11,787
Sales and marketing expenses	116	2,402
General and administrative expenses	1,058	4,155

Total non-cash compensation	$4,602	$18,344

We have recorded net non-cash compensation costs as a component of total cost of goods sold, total sales and marketing expense and total general and administrative expense in both 2005 and 2004, resulting from the granting of equity compensation to certain members of our senior management. The lower level of non-cash charges in the year ended of 2005 results from: (a) a reversal of $1.7 million compensation cost, previously recorded in 2003 and 2004, in the first quarter 2005 to account for forfeitures of certain unvested options and restricted stock and (b) the impact of a short vesting period (December 12, 2003 through March 2, 2004) associated with certain restricted stock grants on the total non-cash compensation charges for the year ended of 2004.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.0 million, or 11.5%, to $15.0 million, or 8.1% of net sales, for the twelve months ended December 31, 2005, from $17.0 million, or 9.0% of net sales, for the corresponding period in 2004. The decrease was due principally to a $2.3 million reduction in non-cash compensation costs partially offset by an increase in the sales and marketing workforce to strengthen the implementation of our sales and marketing strategies.

General and Administrative Expenses

General and administrative expenses decreased by $1.5 million, or 8.6%, to $15.7 million, or 8.5% of net sales, for the year ended December 31, 2005, from $17.2 million, or 9.1% of net sales, for the corresponding period in 2004. The decrease was principally due to a $3.0 million reduction in non-cash compensation charges, largely offset by (a) an $1.0 million increase in professional fees, inclusive of those relating to strategic reviews of our capital structure and legal costs associated with a securities class action complaint and related lawsuits in which some of our former directors and officers are named and (b) an increase in severance costs relating to the departure of our former Chief Executive Officer of $1.0 million as compared to the severance costs recorded in the fourth quarter of 2004 relating to the departure of our former Chief Financial Officer of approximately $700,000.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years.

Restructuring

In 2005, we announced the closure of our Arizona and Colorado Springs facilities and the reallocation of mass lamination manufacturing activities into our remaining PCB facilities. We incurred $4.7 million in restructuring and other related charges relating primarily to the closures of our Arizona-based mass lamination operation and the closures of our Colorado-based Corporate Support Center in 2005 (excluding the $1.3 million of restructuring related inventory impairment reflected in total cost of goods sold). Of this amount, $1.8 million represented non-cash write downs of the value of property, plant and equipment resulting from the closure of the Arizona facility and the remaining $2.9 million represented cash exit costs associated with the closure of that facility and of our former

Colorado Corporate Support Center. The cash exit costs consist of personnel-related expenses, facilities exit costs and other costs.

In 2004, restructuring and reorganization charges totaled $1.7 million, of which $800,000 related to residual costs in connection with our 2003 financial restructuring and $900,000 represents costs associated with our operational realignment effected in October 2004, as well as, additional expense recorded in connection with various restructuring initiatives undertaken in 2003 and prior, resulting from reassessments of the ultimate cost of effecting such initiatives.

Goodwill Impairment

Due to a decline in our stock price during the second and third quarters of 2005, tests of impairment were performed at June 30 and September 30, 2005. Each analyses indicated that our book value at June 30 and September 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded goodwill impairment charges of $31.1 million and $23.6 million in the quarters ended June 30 and September 30, 2005, respectively. Total goodwill impairment charges recorded for the year ended December 31, 2005 were $54.7 million.

Interest Expense and Other (Income)/Expense, Net

Net interest and other expense for 2005 decreased to $4.8 million, from $7.6 million for 2004. The decrease is principally due to repayment of our former senior term loans in the first quarter of 2004 and the redemption of our DDi Capital senior accreting notes in October 2005.

Income Tax Expense

In 2005, income tax expense decreased by $600,000 to $1.4 million from $2.0 million for the corresponding period in 2004. This resulted from a reduction in taxable income in our Canadian operation primarily associated with transfer-pricing adjustments and prior period income tax benefit related to research and development credits. In both periods, tax expense was net of changes in valuation allowances applied to U.S. deferred tax assets that would otherwise have been recorded in each period. Such allowances were based upon management’s expectation that the deferred tax assets would not likely be realized.

Series B Preferred Stock Dividends and Accretion

In 2005, we reported $6.4 million of Series B Preferred Stock dividends and accretion ($2.9 million represents dividends, $1.8 million represents amortization of the costs of issuing this security and the write-off of amounts associated with the redemption of $40.7 million of the Series B Preferred Stock, $200,000 represents a 1% early redemption fee and $1.5 million represents accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). In 2004, we reported $4.0 million of Series B Preferred Stock dividends and accretion ($2.7 million of which represents dividends and the remaining $1.3 million represents amortization of the costs of issuing this security). The increase in expense relating to the Series B Preferred Stock in 2005 as compared to 2004 resulted from the issuance of this security at the end of the first quarter of 2004 and to the accretion of the beneficial conversion feature which commenced in September 2005.

Net Income From Discontinued Operations

We reported net income from discontinued operations of $10.2 million for 2005, representing the net loss of $1.3 million incurred by our former European operations (“DDi Europe”) through January 31, 2005 (the effective date of disposition used for financial reporting purposes), the non-cash gain of $11.0 million on the disposition of DDi Europe and $500,000 related to the settlement of an outstanding liability in an amount less than the original value. The non-cash gain represents DDi Corp.’s net investment in DDi Europe as of January  31, 2005, net of foreign currency translation adjustments. In 2004, we incurred a loss from discontinued operations of $20.7 million representing the operating losses of DDi Europe.

Quarterly Financial Information

The following table presents selected quarterly financial information for 2006 and 2005. This information is unaudited but, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information, in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In millions)
Net sales	$51.0	$52.5	$51.4	$43.2	$44.9	$45.5	$46.0	$48.2
Gross profit(a)	10.3	10.1	9.1	8.4	8.0	5.5	6.5	6.6
Loss from continuing operations(b) (c) (d)	(0.5)	(2.1)	(4.5)	(0.1)	(2.6)	(38.7)	(27.3)	(5.6)
Net income from discontinued operations	—	—	—	—	9.7	—	0.5	—
Net income (loss)	(0.5)	(2.2)	(4.5)	(0.1)	7.1	(38.7)	(26.8)	(5.6)
Net income (loss) applicable to common stockholders	(2.3)	(4.0)	(6.3)	(11.0)	5.8	(40.0)	(28.8)	(7.4)
Loss per share from continuing operations:
Basic and Diluted	$(0.13)	$(0.22)	$(0.32)	$(0.50)	$(1.00)	$(9.63)	$(5.15)	$(0.41)
Net income per share from discontinued operations:
Basic and Diluted	$—	$—	$—	$—	$2.47	$—	$0.09	$—
Net income (loss) per share applicable to common stockholders:
Basic and Diluted	$(0.13)	$(0.22)	$(0.32)	$(0.50)	$1.47	$(9.63)	$(5.06)	$(0.41)

(a)	Gross profit for the three months ended March 31, 2005 included a $1.3 million restructuring related inventory impairment.

(b)	Loss from continuing operations for the three months ended June 30, 2005 and September 30, 2005 included goodwill impairment charges of $31.1 million and $23.6 million, respectively.

(c)	Loss from continuing operations for the three months ended June 30, 2006 included a $1.7 million legal reserve.

(d)	Loss from continuing operations for the three months ended September 30, 2006 included a $4.5 million loss on the sale of our assembly business.

Liquidity and Capital Resources

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Working capital	$31,230	$26,209
Current ratio (current assets to current liabilities)	2.25 : 1.0	1.52 : 1.0
Cash and cash equivalents (excluding restricted cash)	$15,920	$25,985
Short term borrowings	$—	$19,929

As of December 31, 2006, we had total cash and cash equivalents of $15.9 million. The decrease in our cash and cash equivalents at December 31, 2006 compared to December 31, 2005 was directly attributable to a decrease in short-term borrowings on our revolving credit facility, partially offset by cash received in 2006 for the sale of our assembly business and from the exercise of warrants. The increase in our current ratio and working capital is primarily from cash received from the exercise of warrants of $12.1 million and the proceeds from the sale of our assembly business of $12.0 million, partially offset by cash used to redeem our Series B Preferred Stock of $13.9 million and for the purchase of Sovereign Circuits of $5.2 million.

During July 2006, Standby Warrants, originally issued on September 21, 2005 to the standby purchasers during the 2005 rights offering, to purchase 2,302,001 shares of our common stock with an exercise price equal to the rights offering subscription price of $5.25 and an expiration date of July 31, 2006 were exercised resulting in cash proceeds to us of $12.1 million.

On September 29, 2006, we completed the sale of our assembly business to VMS LLC for $12.0 million in cash.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, 1,201,964 shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price will be held in escrow by a third-party escrow agent for up to one year to guaranty any indemnification claims by us that may arise. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as revolving credit facilities discussed below. The term loans require monthly principal payments of approximately $42,000, plus interest based on LIBOR plus 1.5% to 2.10%, and are collateralized by substantially all of the assets of Sovereign Circuits.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and our asset-based revolving Credit Facility, along with proceeds from various equity offerings and asset sales. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued use of our Credit Facility, if needed, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities from continuing operations	$9,274	$(1,556)	$3,636
Investing activities from continuing operations	3,559	(9,855)	4,157
Financing activities from continuing operations	(22,768)	14,911	12,735
Effect of discontinued operations on cash	—	(1,099)	(7,746)
Effect of exchange rates on cash	(130)	58	(458)

Net change in cash and cash equivalents	$(10,065)	$2,459	$12,324

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net cash provided by operating activities from continuing operations represents net income, adjusted for non-cash charges and working capital changes. The $10.8 million increase in net cash provided by operating activities from continuing operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to a $10.8 million improvement in operating income excluding the loss on the sale of our assembly business, non-cash goodwill impairment and non-cash compensation charges.

The $13.4 million increase in net cash provided by investing activities from continuing operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to: (i) proceeds of $12.0 million from the sale of our assembly business; (ii) a $5.9 million change in restricted cash available to fund the payment of our Series B Preferred Stock dividends and redemption; and (iii) a $437,000 decrease in capital expenditures in 2006. These increases were partially offset by $5.0 million of net cash paid in the acquisition of Sovereign Circuits.

The $37.7 million increase in net cash used in financing activities from continuing operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to the rights offering in 2005 of $75.0 million and an increase in net repayments under our credit facility of $23.9 million, partially offset by $12.1 million received in connection with the exercise of Standby Warrants in 2006 and a decrease in Series B Preferred dividend and redemption payments of $28.2 million.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net cash provided by (used in) operating activities from continuing operations represents net income, adjusted for non-cash charges and working capital changes. The $5.2 million decrease in net cash provided by operating activities from continuing operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to lower sales and margins due to the softer PCB market in mid-2005. In 2005, we experienced a decrease in our net working capital demand due to lower sales, partially offset by additional funding of restructuring expenses related to our Arizona facility and Colorado corporate human resources center closures.

The $14.0 million decrease in net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to: (i) a net investment in restricted assets of $3.0 million for the year ended December 31, 2005 as compared to net proceeds from restricted assets of $7.5 million for the year ended December 31, 2004; (ii) an increase of $2.3 million in capital expenditures primarily due to an expansion of our high technology manufacturing capabilities, including laser drilling, laser imaging and test and inspection equipment.

The $2.2 million increase in net cash provided by financing activities from continuing operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due proceeds of the issuance of common stock through a rights offering to our stockholders and a related standby commitment offering with several institutions, as well as, borrowing on our revolving credit facilities, partially offset by the redemption of two-thirds of our Series B Preferred Stock and repayment of long-term debt. The net cash inflows for the year ended December 31, 2004 resulted primarily from the issuance of Series B Preferred Stock and common stock and borrowing on revolving credit facilities, partially offset by the repayment of long-term debt.

Contractual Obligations

The following table shows our contractual commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Commitments	Total	One Year	Three Years	Five Years	Five Years
Long-term debt(a)	2,547	443	783	697	624
Operating Leases	13,998	4,298	6,446	3,254	—

Total Commitments	$16,545	$4,741	$7,229	$3,951	$624

(a)	Long-term debt consisted of mortgage obligations and term notes acquired in connection with the purchase of Sovereign Circuits in 2006. In calculating future payments due by period, we used the interest rates in effect for the mortgage and term notes at December 31, 2006.

Revolving Credit Facility

In March 2004, we entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation (“GE”), as agent and lender. During June 2004, the asset base on the Credit Facility was expanded to include our Canadian operations. In November 2005, we amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, to permit us to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on our EBITDA (“Index Rate”). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or nine months and the rate would be LIBOR plus 2.5% to 3.5% depending on our EBITDA (“LIBOR Rate”). As of December 31, 2006, the Index Rate was 9.75%.

Availability under the Credit Facility is based on various liquidity and borrowing base tests including eligible accounts receivable. In connection with the acquisition of Sovereign Circuits in October of 2006, we agreed with the lender under the Credit Facility that Sovereign Circuits would not be a borrower or a credit party under the Credit Facility. As a result, the accounts receivable of Sovereign Circuits will not be considered in calculating the available borrowings under the Credit Facility, the financial statements of Sovereign Circuits will not be taken into account in the calculation of the Company’s financial covenants and none of the assets of Sovereign Circuits will be used to secure the Credit Facility.

The Credit Facility requires us to make standard representations and warranties and maintain certain financial covenants. As of December 31, 2006, we were in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined under the Credit Facility, has never occurred through December 31, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of our domestic operating subsidiary, Dynamic Details. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. As a result of the sale of our assembly business and the related accounts receivable in the third quarter of 2006, our availability under the Credit Facility has decreased. As of December 31, 2006, the borrowing capacity under the credit facility was $15.3 million, however, no amounts were outstanding.

The Credit Facility expires on March 31, 2007. We are currently in negotiations to renew the Credit Facility for an additional 36 months with a maximum revolving credit line of $25 million and to include Sovereign as a borrower and credit party under the Credit Facility. We anticipate completion of the renewal prior to its expiration on March 31, 2007.

Sovereign Circuits Revolving Credit Facility

Sovereign Circuits currently has a $1.1 million revolving credit facility with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate less 0.375%, (7.88% at December 31, 2006). The credit facility contains standard representations and warranties, covenants and events of default for a facility of this size. The revolving line of credit, which currently expires on March 31, 2007, is collateralized by substantially all of the assets of Sovereign Circuits. As of December 31, 2006, Sovereign Circuits had $1.1 million available for borrowing under the revolving line of credit, of which no borrowings were outstanding.

Sovereign Circuits Capital Expenditures Credit Facility

Sovereign Circuits currently has a $1.2 million revolving capital expenditures line of credit with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate less 0.375% (7.88% at December 31, 2006). The revolving capital expenditures line of credit contains standard representations and warranties, covenants and events of default for a facility of this size. The revolving capital expenditures line of credit, which currently expires on March 31, 2007, is collateralized by substantially all of the assets of Sovereign Circuits. As of December 31, 2006, Sovereign Circuits had $1.2 million available for borrowing under the revolving capital expenditures line of credit, of which no borrowings were outstanding.

Series B Preferred Stock

In March 2004, we completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million.

In September 2005, we paid $41.4 million to redeem two-thirds or 857,944 shares, of the outstanding Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. In October 2005, a holder of the Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of

$20.16 per share. This transaction reduced our aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

In September 2006, four holders of our Series B Preferred Stock exercised their right to call for the redemption of 175,809 of the outstanding Series B shares. We redeemed the shares at a redemption price of cash equal to the stated value of the Series B Preferred Stock plus all accrued and unpaid dividends on such shares through the date of redemption. As a result of this transaction, we paid $8.3 million in cash to redeem the 175,809 shares at face value in addition to cash dividends paid for the quarter. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $8.3 million to $11.0 million.

In October, 2006, we entered into separate agreements with the remaining holders of the Series B Preferred Stock to repurchase all of the 232,067 remaining outstanding shares of Series B Preferred Stock with a face value of $11.0 million in exchange for $5.5 million in cash and the issuance of 731,737 shares of common stock, plus the payment of approximately $49,000 in accrued dividends. We have now retired all outstanding shares of our Series B Preferred Stock.

Dividends

The Series B Preferred Stock paid dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The following table sets forth all dividend payments made on our Series B Preferred Stock (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Dividends paid in cash	$918	$2,280	—
Dividends paid in DDi common stock(a)	—	$915	$2,744	(b)

Total dividends	$918	$3,195	$2,744

(a)	On May 26, 2004, our stockholders approved a proposal to allow us to make dividend and redemption payments using our common stock provided that no more than 1,428,571 shares of common stock in the aggregate were used for redemption payments. Shares of our common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date.

(b)	Dividends were accrued in 2004 and paid in March 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate a material impact from the adoption of FIN 48 on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. We adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on our financial position, cash flows, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate plus 1% to 2% (the “Index Rate”). At December 31, 2006, the Index Rate on the Credit Facility was 9.75%. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings. There were no outstanding borrowings at December 31, 2006.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS 52 “Foreign Currency Translation” and could have a material impact on results of operations and cash flows in the event of currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do have some exposure to foreign currency transaction risk for sales denominated in U.S. dollars, but translated to the Canadian dollar at period end. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DDi Corp.:

We have completed integrated audits of DDi Corp.’s (the Company) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in its fiscal year ended December 31, 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
March 9, 2007

DDi CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$15,920	$25,985
Cash and cash equivalents — restricted (see Note 2)	—	2,972
Accounts receivable, net	24,593	29,710
Inventories	14,559	16,117
Prepaid expenses and other	1,146	1,506

Total current assets	56,218	76,290
Property, plant and equipment, net	31,162	31,063
Goodwill	39,229	41,845
Intangible assets, net	12,467	13,411
Other assets	535	1,719

Total assets	$139,611	$164,328

LIABILITIES, MANDATORILY REDEEMABLE PREFERREDSTOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$312	$—
Revolving credit facility	—	19,929
Accounts payable	12,884	15,443
Accrued expenses and other current liabilities	9,820	12,639
Income tax payable	1,972	2,070

Total current liabilities	24,988	50,081
Long-term debt	1,732	—
Other long-term liabilities	3,324	4,745
Series A Preferred Stock	—	—

Total liabilities	30,044	54,826

Commitments and contingencies (Note 12)
Series B mandatorily redeemable preferred stock	—	1,513
Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 22,568,989 and 18,259,356 shares issued and outstanding at December 31, 2006 and 2005, respectively	23	18
Additional paid-in-capital	240,356	231,821
Deferred compensation	—	(349)
Accumulated other comprehensive income	268	346
Accumulated deficit	(131,080)	(123,847)

Total stockholders’ equity	109,567	107,989

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$139,611	$164,328

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net sales	$198,115	$184,625	$189,007
Cost of goods sold	160,188	157,959	164,076

Gross profit	37,927	26,666	24,931
Operating expenses:
Sales and marketing	15,228	14,993	16,933
General and administrative	14,543	15,728	17,199
Amortization of intangible assets	4,744	4,598	4,598
Loss on sale of assembly business	4,544	—	—
Litigation reserve	1,727	—	—
Restructuring and other related charges	1,140	4,703	903
Goodwill impairment	—	54,669	—
Reorganization expenses	—	—	829

Operating loss	(3,999)	(68,025)	(15,531)
Interest expense, net	1,362	4,443	5,144
Other (income) expense, net	44	313	2,493

Loss from continuing operations before income taxes	(5,405)	(72,781)	(23,168)
Income tax expense	(1,828)	(1,429)	(1,984)

Loss from continuing operations	(7,233)	(74,210)	(25,152)
Income (loss) from discontinued operations, net of tax	—	10,236	(20,713)

Net loss	(7,233)	(63,974)	(45,865)
Less: Series B Preferred Stock dividends, accretion and redemption charge	(16,419)	(6,473)	(4,044)

Net loss applicable to common stockholders	$(23,652)	$(70,447)	$(49,909)

Loss per share from continuing operations applicable to common stockholders — basic and diluted	$(1.21)	$(10.04)	$(7.51)
Net loss per share applicable to common stockholders — basic and diluted	$(1.21)	$(8.76)	$(12.85)
Weighted-average shares used in per share computations — basic and diluted	19,623,415	8,039,094	3,885,092

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	DDi Corp.
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net loss	$(7,233)	$(63,974)	$(45,865)
Other comprehensive income (loss):
Foreign currency translation adjustments	(78)	1,058	(560)

Comprehensive loss	$(7,311)	$(62,916)	$(46,425)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

			Additional				Other
	Common Stock		Paid-In	Deferred	Stockholder	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Receivables	Deficit	Loss	Total
			(In thousands, except share amounts)

Balance, December 31, 2003	3,665,399	$3	$138,682	$(32,454)	$(635)	$(14,008)	$(152)	$91,436
Deferred compensation adjustments	—	—	(2,027)	2,027	—	—	—	—
Amortization of deferred compensation	—	—	—	20,982	—	—	—	20,982
Issuance of new common stock in private placement, net of offering costs	142,857	1	14,766	—	—	—	—	14,767
Issuance of common stock upon exercise of stock options	13,549	—	383	—	—	—	—	383
Vesting of restricted common stock	95,535	—	1	—	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(560)	(560)
Accrued interest on stockholder receivables	—	—	—	—	(17)	—	—	(17)
Accrual of dividends payable on Series B Preferred Stock	—	—	(2,765)	—	—	—	—	(2,765)
Accretion on Series B Preferred Stock	—	—	(1,279)	—	—	—	—	(1,279)
Net loss	—	—	—	—	—	(45,865)	—	(45,865)

Balance, December 31, 2004	3,917,340	$4	$147,761	$(9,445)	$(652)	$(59,873)	$(712)	$77,083

Deferred compensation	—	—	(5,095)	5,095	—	—	—	—
Amortization of deferred compensation	—	—	—	4,001	—	—	—	4,001
Issuance of new common stock in rights offering and in standby purchase agreement	14,013,159	14	74,986	—	—	—	—	75,000
Costs incurred in connection with the issuance of common stock	—	—	(2,954)	—	—	—	—	(2,954)
Series B Preferred Stock beneficial conversion feature, net of accretion of $1,509 (and debt issuance costs of $414)	—	—	17,410	—	—	—	—	17,410
Conversion of Series B Preferred Stock to common stock	49,603	—	1,000	—	—	—	—	1,000
Issuance of new common stock upon exercise of stock options	7,603	—	26	—	—	—	—	26
Issuance of restricted common stock	59,821	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	512	512
Foreign currency translation recognized on disposal of DDi Europe	—	—	—	—	—	—	546	546
Accrued interest on stockholder receivables		—	—	—	(18)	—	—	(18)
Repayment of stockholder receivables (including interest of $70)	—	—	—	—	670	—	—	670
Dividends paid in common stock on Series B Preferred Stock	211,830	—	3,660	—	—	—	—	3,660
Accrual of dividends payable on Series B Preferred Stock, including 1% redemption fee of $203	—	—	(3,179)	—	—	—	—	(3,179)
Accretion on Series B Preferred Stock	—	—	(1,794)	—	—	—	—	(1,794)
Net loss	—	—	—	—	—	(63,974)	—	(63,974)

Balance, December 31, 2005	18,259,356	$18	$231,821	$(349)	$—	$(123,847)	$346	$107,989

Stock-based compensation expense under SFAS 123-R	—	—	1,547	—	—	—	—	1,547
Deferred compensation	—	—	(349)	349	—	—	—	—
Accretion on Series B Preferred Stock	—	—	(4,340)	—	—	—	—	(4,340)
Dividends paid in cash on Series B Preferred Stock	—	—	(919)	—	—	—	—	(919)
Common stock issued to repurchase Series B Preferred Stock	731,736	1	5,465	—	—	—	—	5,466
Redemption of Series B Preferred Stock	—	—	(13,480)	—	—	—	—	(13,480)
Issuance of common stock upon exercise of stock options	62,375	1	115	—	—	—	—	116
Issuance of common stock upon exercise of warrants	2,302,001	2	12,083	—	—	—	—	12,085
Vesting of restricted common stock	11,557	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(78)	(78)
Issuance of common stock in acquisition of Sovereign Circuits	1,201,964	1	8,413	—	—	—	—	8,414
Net loss	—	—	—	—	—	(7,233)	—	(7,233)

Balance, December 31, 2006	22,568,989	$23	$240,356	$—	$—	$(131,080)	$268	$109,567

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,233)	$(63,974)	$(45,865)
(Income) loss from discontinued operations, net of tax	—	(10,236)	20,713
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	9,848	9,918	9,856
Amortization of intangible assets	4,744	4,598	5,367
Amortization of debt issuance costs and discount	716	702	1,496
Goodwill impairment	—	54,669	—
Non-cash compensation	1,547	4,602	18,345
Non-cash and accrued restructuring and other related charges	60	2,478	757
Loss on sale of assembly business	4,544	—	—
Restructuring related inventory impairment	—	1,253	—
Capital senior note accretion	—	200	581
Other	206	238	123
Change in operating assets and liabilities, (net of acquisitions and disposals):
Accounts receivable	1,832	(2,966)	(2,406)
Inventories	(3,717)	698	(1,195)
Prepaid expenses and other assets	696	215	(427)
Accounts payable	(782)	(1,313)	2,337
Accrued expenses and other liabilities	(4,177)	(4,735)	(6,327)
Income tax payable	990	2,097	281

Net cash provided by (used in) operating activities from continuing operations	9,274	(1,556)	3,636
Net cash used in operating activities from discontinued operations	—	(1,975)	(4,700)

Net cash provided by (used in) operating activities	9,274	(3,531)	(1,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,262)	(6,699)	(4,378)
Proceeds from sale of assembly business	12,000	—	—
Payment of costs incurred in connection with sale of assembly business	(195)	—	—
Proceeds from sale of fixed assets	7	116	1,510
Acquisition of Sovereign, net of cash acquired of $607	(4,546)	—	—
Payment of costs incurred in connection with acquisition of Sovereign	(417)	—	—
Changes in restricted cash	2,972	(2,972)	7,500
Cash outflows related to acquisition earn out	—	(300)	(475)
Net cash used in investing activities from discontinued operations	—	(9)	(3,354)

Net cash provided by (used in) investing activities	3,559	(9,864)	803

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments to) borrowings on revolving credit facility	(19,929)	3,981	15,948
Issuance proceeds (redemption payments) of Series B Preferred Stock	(13,867)	(40,667)	61,000
Payment of Series B Preferred Stock dividends	(919)	(2,280)	—
Payments on long-term debt	(254)	(19,357)	(73,525)
Refunds (payments) of debt issuance costs	—	183	(2,350)
Costs incurred in connection with the issuance of Series B Preferred Stock	—	—	(3,488)
Proceeds from exercise of standby warrants	—	75,000	—
Proceeds from issuance of common stock	—	—	15,980
Payment of costs incurred with issuance of common stock	—	(2,645)	(1,213)
Repayment of shareholder receivable, including interest	—	670	—
Proceeds from exercise of warrants	12,085	—	—
Proceeds from exercise of stock options	116	26	383
Net cash provided by financing activities from discontinued operations	—	885	308

Net cash (used in) provided by financing activities	(22,768)	15,796	13,043

Effect of exchange rate changes on cash and cash equivalents	(130)	58	(458)

Net (decrease) increase in cash and cash equivalents	(10,065)	2,459	12,324
Cash and cash equivalents, beginning of period	25,985	23,526	11,202

Cash and cash equivalents, end of period	$15,920	$25,985	$23,526

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements of DDi Corp. include the accounts of its wholly-owned subsidiaries: (i) DDi Intermediate Holdings Corp. (“DDi Intermediate”) and its wholly-owned subsidiary, DDi Capital Corp., which includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its wholly-owned subsidiaries (“Dynamic Details”) and (ii) DDi Europe Limited (“DDi Europe” f/k/a MCM Electronics Limited (“MCM”)). Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” All intercompany transactions have been eliminated in consolidation.

The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and are reported separately as a discontinued operation (see Note 3).

On September 29, 2006, the Company completed the sale of its assembly business to VMS LLC (see Note 15). In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business through September 29, 2006 have been included in the consolidated financial statements for the year ended December 31, 2006.

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign Circuits”), a privately-held printed circuit board manufacturer in North Jackson, Ohio (see Note 16). Revenues and costs of Sovereign Circuits for the period from October 23, 2006 through December 31, 2006 have been included in the Company’s consolidated financial statements for the year ended December 31, 2006.

Common Stock Reverse Split

On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing as well as value added assembly services until the sale of that business on September 29, 2006. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 PCB customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Business combinations — The Company accounts for all business combinations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations”. The results of operations subsequent to the acquisition date are included in the consolidated financial statements.

Management Estimates — The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair value of financial instruments — The fair value of financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2006 and 2005.

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

Cash and cash equivalents — restricted — The Company classified a portion of its cash and cash equivalents as restricted at December 31, 2005 for the payment of future dividends or principal payments of the Series B Preferred Stock, all of which was used to make Series B dividend payments and in the Series B redemption in 2006.

Revenue recognition — The Company’s revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans. Also, prior to September 29, 2006 upon the sale of the Company’s assembly business, revenue also included other value-added services. The Company’s revenue recognition policy complies with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company does not have customer acceptance provisions, but it does provide customers a limited right of return for defective printed circuit boards.

The Company accrues an estimated amount for sales returns and allowances, which is recorded as a reduction to net sales, related to defective printed circuit boards at the time of sale based on historical information. The reserve for sales returns and allowances is included in the allowance for doubtful accounts as a reduction to accounts receivable. Shipping and handling fees billed to customers are included in net sales. The related freight costs and supplies with shipping products to customers are included as a component of cost of goods sold.

The Company accrues warranty expense, which is included in cost of goods sold, at the time revenue is recognized for estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. The warranty accrual is included in accrued expenses. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the Company’s estimates.

The changes in the Company’s warranty reserves for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Beginning balance	$527	$656	$522
Current year warranty charges	3,215	2,556	2,762
Net utilization	(3,150)	(2,685)	(2,628)

Ending Balance	$592	$527	$656

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk — Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains contacts with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2006, 2005 and 2004 no individual customer accounted for 10% or more of the Company’s net sales. At December 31, 2006, one customer accounted for 14% of the Company’s total receivables. At December 31, 2005, one customer accounted for 12% of the Company’s total receivables.

Receivables and Allowance for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific account review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.

Property, plant and equipment — Property, plant and equipment are capitalized at historical cost and are presented net of accumulated depreciation. Assets purchased in conjunction with acquired subsidiaries are recorded at fair value and depreciated over their remaining useful lives. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the remaining lease term and is included in the caption depreciation expense. The depreciable life assigned to the Company’s building is 28 years. Machinery, office furniture, equipment and vehicles are each depreciated over 3-7 years.

Debt issuance costs and debt discounts — The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6). These costs are capitalized and amortized over the expected term of the related indebtedness using the effective interest method.

Long-lived assets — The Company evaluates long-lived assets that are to be disposed of by sale and measures them at the lower of book value or fair value less cost to sell and evaluates all other long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated associated undiscounted cash flows. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Goodwill and identifiable intangibles — In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions, or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Income taxes — The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered through future operations.

Deferred lease liability — This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $2.5 million and $3.8 million of the deferred liability remained to be amortized at December 31, 2006 and 2005, respectively. Amortization for the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $1.9 million and $2.1 million, respectively.

Comprehensive loss — SFAS No. 130 “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive loss and its components. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments.

Foreign currency translation — The Company has designated local currency as the functional currency for its foreign subsidiary. Accordingly, the assets and liabilities of the Company’s foreign subsidiary are translated at the rate of exchange at the balance sheet date, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between the Company’s U.S. entity and its Canadian entity. Settlement of this note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52 “Foreign Currency Translation.” Translation of this note could have a material impact on results of operations and cash flows in the event of currency fluctuations.

The income and expense items of our foreign subsidiary are translated at average monthly rates of exchange. The resulting translation gains and losses are included as a component of stockholders’ equity on the consolidated balance sheet. The impact of these translation gains and losses on comprehensive loss are included on the consolidated statements of comprehensive loss.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the year ended December 31, 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January  1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been revised.

Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates,

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Basic and diluted earnings per share — The Company has adopted the provisions of SFAS 128 Earnings Per Share (“FAS 128”), which requires the Company to report both basic net loss per share, which is based on the weighted average number of common shares outstanding, and diluted net loss per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

In accordance with FAS 128, paragraph 55 and 56, the rights offering resulted in a bonus element to be accounted for in a manner similar to a stock dividend. Accordingly, common stock outstanding has been adjusted retroactively for the bonus element of 272,554 shares of common stock for all periods presented.

Segment reporting — SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops and manufactures complex printed circuit boards. The Company operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

The following summarizes revenues by customer location (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales:
North America(1)	$183,444	$176,441	$180,817
Asia	12,415	5,369	5,826
Other	2,256	2,815	2,364

Total	$198,115	$184,625	$189,007

(1)	Sales to the United States represent the majority of sales to North America.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 statements to conform to the 2006 presentation.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2006. The Company does not anticipate a material impact from the adoption of FIN 48 on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

3.	DISCONTINUED OPERATIONS

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

Accordingly, pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS 144, the results of operations presented in the Consolidated Financial Statements reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

All other references to operating results reflect the ongoing operations of DDi Corp. and its subsidiaries, excluding DDi Europe (collectively, the Company). In addition to the classification of DDi Europe as discontinued operations of the Company, the Company’s Series A Preferred Stock, the underlying liability of which depends solely on value, as defined in DDi Europe, was written down to its estimated fair value of zero as of December 31, 2004, and the related estimated liability for accrued but unpaid dividends was reversed in full in the quarter ended

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and is also included with the results of discontinued operations. The results of operations of the discontinued business of DDi Europe is summarized as follows:

DDi Europe Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands)
Net sales	$7,873	$99,775
Cost of goods sold	6,843	90,927

Gross profit	1,030	8,848
Operating expenses:
Sales and marketing	126	4,957
General and administrative	1,618	10,513
Goodwill impairment	—	7,252
Restructuring and other related charges	219	7,044
Reorganization expenses	—	329

Operating loss	(933)	(21,247)
Gain on disposal of DDi Europe	11,549	—
Interest and other expense, net	380	750

Income (loss) from discontinued operations before income taxes	10,236	(21,997)
Income tax benefit	—	(1,284)

Net income (loss) from discontinued operations	$10,236	$(20,713)

4.	DETAIL OF CERTAIN ACCOUNTS

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2006	2005
Accounts receivable	$26,526	$31,591
Less: Allowance for doubtful accounts	(1,933)	(1,881)

	$24,593	$29,710

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$7,719	$8,630
Work-in-process	3,265	5,059
Finished goods	3,575	2,428

	$14,559	$16,117

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued salaries and related benefits	$6,202	$5,924
Accrued restructuring charges	—	1,082
Deferred lease liability	714	1,358
Other accrued expenses	2,904	4,275

	$9,820	$12,639

Other long term liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Long term deferred lease liability	$1,771	$2,485
Income Tax Payable and other long-term liabilities	1,553	2,260

	$3,324	$4,745

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Land, buildings and leasehold improvements	$13,091	$10,595
Machinery and equipment	36,510	34,053
Office furniture and equipment	5,328	4,503
Vehicles	72	62
Deposits on equipment	1,350	912

	56,351	50,125
Less: Accumulated depreciation	(25,189)	(19,062)

	$31,162	$31,063

6.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving credit facility and long-term debt obligations consisted of the following (in thousands):

	December 31,
	2006	2005
Revolving credit facilities	$—	$19,929
Long-term debt	2,044	—

Sub-total	2,044	19,929
Less: current maturities	312	—
Less: Dynamic Details Revolving Credit Facility	—	(19,929)

Total	$1,732	$—

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

In March 2004, the Company entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation (“GE”), as agent and lender. In June 2004, the asset base on the Credit Facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, to permit the Company to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility. Revolving credit advances bear interest at the prime rate plus 1% to 2% depending on the Company’s EBITDA (“Index Rate”). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, three or six months and the rate would be LIBOR plus 2.5% to 3.5% depending on the Company’s EBITDA (“LIBOR Rate”). At December 31, 2006 and 2005, the Index Rate was 9.75% and 9.25%, respectively.

Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable. The Credit Facility requires the Company to make standard representations and warranties and maintain certain financial covenants. As of December 31, 2006, the Company was in compliance with all required covenants. The Credit Facility provides that an occurrence of a change in control constitutes an event of default, which could require immediate repayment. A change of control, as defined under the Credit Facility, has never occurred through December 31, 2006. The Credit Facility is guaranteed by DDi Corp. and its subsidiaries, DDi Intermediate and DDi Capital Corp., and is collateralized by the accounts receivable and inventories of the Company’s domestic operating subsidiary, Dynamic Details. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As a result of the sale of the Company’s assembly business and the related accounts receivable (see Note 15), the Company’s availability under the Credit Facility has decreased. As of December 31, 2006, the borrowing capacity under the credit facility was $15.3 million, however, no amounts were outstanding. At December 31, 2005 $19.9 million was outstanding on the Credit Facility.

The Company incurred debt issuance costs of $2.2 million in 2004 in connection with obtaining the credit facility. These costs are amortized to interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the years ended December 31, 2006 and 2005, approximately $700,000 was amortized in each respective year. For the year ended December 31, 2004, approximately $600,000 was amortized. As of December 31, 2006, $179,000 remained to be amortized in the first quarter of 2007.

Sovereign Circuits Credit Facility and Line of Credit

The Company’s acquired subsidiary, Sovereign Circuits, has a $1.1 million revolving credit facility with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate less 0.375%, (7.88% at December 31, 2006). The credit facility contains standard representations and warranties, covenants and events of default. The revolving line of credit, which currently expires on March 31, 2007, is collateralized by substantially all of the assets of Sovereign Circuits. As of December 31, 2006, Sovereign Circuits had $1.1 million available for borrowing under the revolving line of credit, of which no borrowings were outstanding.

Sovereign Circuits also has a $1.2 million revolving capital expenditures line of credit with Key Bank, as lender. Interest on the revolving line of credit is payable at the lender’s prime borrowing rate (7.88% at December 31, 2006). The revolving capital expenditures line of credit contains standard representations and warranties, covenants and events of default. The revolving capital expenditures line of credit, which currently expires on March 31, 2007, is collateralized by substantially all of the assets of Sovereign Circuits. As of December 31, 2006, Sovereign Circuits had $1.2 million available for borrowing under the revolving capital expenditures line of credit, of which no borrowings were outstanding.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sovereign Circuit’s Long-Term Debt

In connection with the purchase of Sovereign Circuits in 2006, the Company assumed all of the acquired subsidiary’s debt. As of December 31, 2006, long-term debt obligations included a mortgage on Sovereign’s North Jackson, Ohio facility with a carrying amount of $1.7 million. The mortgage, which matures in May 2014, is collateralized by substantially all of the assets of Sovereign Circuits, bears interest at LIBOR plus 1.5% and had an effective interest rate of 6.9% at December 31, 2006. The Ohio facility had a net book value of $2.8 million as of December 31, 2006.

Long-term debt assumed also includes term notes with an aggregate carrying amount of $324,000 as of December 31, 2006. The term notes bear interest at LIBOR plus 2.0% to 2.1% and had a weighted average effective rate of 7.4% as of December 31, 2006. The term notes are collateralized by substantially all of the assets of Sovereign Circuits. The term notes mature in October 2010 and November 2011.

Maturities of long-term debt for the next five fiscal years follow.

	Year Ending December 31
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Long-term debt	312	291	291	291	286	573	2,044

Capital Senior Accreting Notes

In 2003, the Company issued $17.7 million in unsecured senior accreting notes. On October 21, 2005, the Company exercised its option to redeem all the outstanding senior accreting notes for $18.7 million, representing the face value of the notes plus accrued and unpaid interest through October 21, 2005. In accordance with the terms of the warrants, the warrants to purchase 115,299 of the Company’s common stock were terminated on October 21, 2005 after payment was made for all the indebtedness to the holders of the senior accreting notes. Accordingly, the remaining warrant value of $171,000 was recorded as a loss on redemption of debt in other expense in October 2005.

7.	SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value per share. A certificate of designation was filed with the Secretary of State of Delaware designating 1,000,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock was issued to the Company’s former Convertible Subordinated Note holders. The Series A Preferred Stock had an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The dividends or liquidation payments on the Series A Preferred Stock will only be paid to the extent there is value, as defined in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. In 2003, the Company recorded a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” related to the Series A Preferred Stock at its estimated fair value of $2 million. This estimated fair value was based upon a valuation analysis performed by management. The Company has been accreting the Series A Preferred Stock to the amount expected to be paid at maturity using the effective interest method. Total accretion for the year ended December 31, 2004 was $1.0 million. As a result of DDi Europe’s placement into administration, there was an impairment of the valuation of the Series A Preferred Stock. The Company wrote down Series A Preferred Stock to its estimated fair market value of zero as of December 31, 2004, and reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

8.	SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. The Company amortized the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The issuance costs became fully amortized on September 30, 2006. Amortization of these issuance costs was $414,000, $1.8 million, and $1.3 million for the years ended December 31, 2006, 2005 and 2004.

Beneficial Conversion Feature

As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005 and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock became convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment were treated as a beneficial conversion feature to the holders of the Series B Preferred Stock. This beneficial conversion feature was recorded as a reduction to the carrying value of the Series B Preferred Stock and an increase to additional paid-in-capital of $20.3 million and was accreted to the Series B Preferred Stock carrying value as a reduction of earnings applicable to common stockholders. Accretion of the beneficial conversion feature for the years ended December 31, 2006 and 2005 was $4.3 million and $1.5 million, respectively.

Redemption and Conversion

In September 2005, the Company paid $41.4 million to redeem the two-thirds, or 857,944 shares, of the outstanding Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. As a result of the 2005 redemption, the Company amortized $347,000 of issuance costs related to the 857,944 shares redeemed.

In October 2005, a holder of the Company’s Series B Preferred Stock exercised its conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced the Company’s aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

In September 2006, four holders of the Company’s Series B Preferred Stock exercised their right to call for the redemption of 175,809 of the outstanding shares. The Company redeemed the shares for cash at a redemption price equal to the stated value of the Series B Preferred Stock plus all accrued and unpaid dividends on such shares through the date of redemption. As a result of this transaction, the Company paid $8.3 million in cash to redeem the 175,809 shares. This transaction reduced the aggregate redemption commitment on the Series B Preferred Stock by $8.3 million to $11.0 million.

In October 2006, the Company entered into separate agreements with the remaining holders of the Series B Preferred Stock to repurchase all of the 232,067 remaining outstanding shares with a face value of $11.0 million in exchange for $5.5 million in cash and the issuance of 731,737 shares of common stock, plus the payment of approximately $49,000 in accrued dividends. This repurchase constituted an induced conversion and as such, the Company reflected a $10.7 million non-cash reduction of earnings applicable to common stockholders used in the calculation of earnings per share in the fourth quarter of 2006. The amount was equal to the difference between the fair value of the cash and shares issued in October 2006 and the fair value of shares that would have been issuable using the original stated conversion price of $20.16 per share, plus the remaining unaccreted balance of the beneficial conversion feature created in 2005 in connection with the rights offering for the portion of the repurchase paid in shares. This transaction concluded the retirement of all outstanding shares of Series B Preferred Stock.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

The Series B Preferred Stock paid dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The following table sets forth all dividend payments made on the Company’s Series B Preferred Stock (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Dividends paid in cash	$918	$2,280	—
Dividends paid in DDi common stock(a)	—	$915	$2,744	(b)

Total dividends	$918	$3,195	$2,744

(a)	On May 26, 2004, the Company’s stockholders approved a proposal to allow the Company to make dividend and redemption payments using its common stock provided that no more than 1,428,571 shares of common stock in the aggregate were used for redemption payments. Shares of the Company’s common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date.

(b)	Dividends were accrued in 2004 and paid in March, 2005.

9.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2006 and 2005, 190,000,000 shares of $0.001 par value common stock were authorized and 22,568,989 and 18,259,356 shares were issued and outstanding.

On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share, or $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million before offering costs of $3.0 million. The Company used $41.4 million of the proceeds to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends (see note 8). In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred Stock. In October 2005, the Company used $18.7 million from the proceeds to redeem all of the then outstanding senior accreting notes plus accrued and unpaid dividends.

Immediately following the rights offering, pursuant to a standby purchaser’s agreement, standby purchasers purchased the remaining shares offered of 2,855,842 shares at $5.25 per share, or $15.0 million. On September 21, 2005, pursuant to the terms of the standby purchase agreement, the Company also issued to the standby purchasers warrants (the “Standby Warrants”) to purchase an aggregate of 2,302,005 shares of the Company’s common stock at an exercise price of $5.25 per share. During July 2006, Standby Warrants to purchase 2,302,001 shares of the Company’s common stock were exercised resulting in cash proceeds to the Company of $12.1 million.

Stockholder Receivable

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company made a loan of $0.6 million to its former Chief Executive Officer. The note paid interest at a rate of 2.7% per annum, compounded quarterly. The note, which matured in November 2002, was collateralized by shares of the Company’s common stock. During the fourth quarter of 2005, the Company entered into a severance agreement with the Company’s former Chief Executive Officer. The severance payment under the agreement was equal to base salary for a period of 24 months ($1.0 million). The accrual of the severance payments at December 31, 2005 was

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced for tax withholdings of $0.3 million and the remaining amount was offset with the amounts due and owing of $0.7 million under the Secured Promissory Note and Pledge Agreement.

Stock Options

In 2003, the Company adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Stock options granted under the 2003 Plan vest in equal installments, with one-third vesting immediately upon grant, one-third in eighteen months and one-third in thirty-six months. The Company no longer grants options under the 2003 Plan.

In 2003, the Company also adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. Stock options granted under the 2003 Directors Plan vest 40% immediately upon approval of grant by stockholders and 20% each year thereafter on December 19th from 2004 through 2006. The Company no longer grants options under the 2003 Directors Plan.

In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 2,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 may be made in a form other than stock options and stock appreciation rights. Options granted under the 2005 Plan vest annually over three years from the date of grant in equal installments, and have a contractual term of 10 years.

On December 7, 2005, the Compensation Committee and the Board of Directors of the Company approved the accelerated vesting of all unvested stock options with an exercise price greater than the current market price of the Company’s common stock that were granted under the 2003 Plan and the 2003 Directors Plan to current employees, officers and directors, so that each such option became fully vested. The closing market price of the Company’s common stock on December 7, 2005 was $5.04 per share. As a result of this action, options to purchase 118,490 shares with exercise prices ranging from $15.54 per share to $73.15 per share became fully vested. The Company disclosed $1.4 million in non-cash compensation expense in the fourth quarter of 2005 related to the acceleration of these options. The primary purpose of the accelerated vesting was to reduce future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123-R in the first quarter of 2006.

The following table summarizes the Company’s stock option activity under all the plans for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average Exercise	Remaining	Aggregate
	Options	Price	Contractual Life	Intrinsic Value
	Outstanding	per Option	in Years	(in thousands)
Balance as of December 31, 2005	1,164,836	$12.43
Granted	1,014,095	$7.79
Exercised	(62,375)	$1.85
Forfeited	(254,850)	$15.97

Balance as of December 31, 2006	1,861,706	$8.42	8.7	$1,040

Options exercisable as of December 31, 2006	446,181	$18.03	7.2	$426

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at December 31, 2006. The Company had outstanding at December 31, 2006 options to purchase an aggregate of 642,890 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $1.0 million. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $296,000, $90,000 and $725,000, respectively, determined as of the date of exercise.

Contingent Options

The Company granted 82,561 contingent stock options under the 2003 Plan on December 19, 2003. The condition to be measured to determine the exercisability of the contingent options was based on the Company’s outstanding borrowings under the Senior Credit Facility on December 12, 2005. As a result of the repayment of the Senior Credit Facility in full in March 2004, 53,465 of the contingent options with an exercise price of $0.007 per share vested and become exercisable on December 12, 2005, while the remainder of the options were forfeited. Compensation expense of $1.2 million related to the vested contingent options was recorded in 2004 based on the market price of $78.40 per share of the Company’s common stock at the date the contingency was lifted.

Restricted Stock

The Company granted 178,571 shares of restricted stock on December 19, 2003 to certain officers and members of management of the Company. The shares vested in increments with 50% vesting on March 2, 2004 and 50% vesting on January 15, 2005 or by the employees’ election on June 1, 2005. The Company calculated compensation expense on these shares using the fair market value of $95.20 on the grant date. The Company recognized $12.3 million of compensation expense during the year ended December 31, 2004 related to the restricted stock. During the year ended December 31, 2005, the Company reversed $716,000 of previously recognized compensation expense due to the forfeiture of certain shares of restricted stock.

Adoption of SFAS 123-R

Due to the adoption of SFAS 123-R, the Company’s loss from continuing operations before income taxes, loss from continuing operations and net loss applicable to common stockholders for the year ended December 31, 2006 were each lower than if the Company had continued to account for stock-based compensation under APB 25 by $1.3 million. Basic and diluted earnings per share applicable to common stockholders for the year ended December 31, 2006 were lower by $0.07 as a result of the adoption of SFAS 123-R.

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

Expected Stock Price Volatility — Effective January 1, 2006, pursuant to the SEC’s Staff Accounting Bulletin No. 107, the Company evaluated the assumptions used to estimate its expected volatility, including whether the Company’s own historical volatility appropriately reflects management’s expectations of future volatility. As a result of this analysis, the Company determined that its own historical volatility, in conjunction

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the historical volatility of its two most closely related competitors, provides a more reasonable indicator of expected future stock price volatility.

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

Expected Forfeiture Rate — The Company’s expected forfeiture rate represents the percentage of granted stock options that are not expected to vest due to employee termination. The estimated forfeiture rate was determined based on historical stock option forfeitures adjusted to exclude the impact of workforce reductions, the discontinued operations of the Company’s European subsidiaries in 2005 and the sale of the Company’s assembly business in 2006.

Fair Value — The fair values of the Company’s stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 were estimated using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2006	2005	2004
Expected term (years)	4	4	4
Expected stock price volatility	71.0%	60.0%	61.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	4.4%	3.1%
Weighted-average fair value per share	$4.43	$21.18	$23.10

Stock Compensation Expense

Prior to January 1, 2006, the Company accounted for stock-based compensation cost using the disclosure only provisions of SFAS 123. The Company elected to provide the pro forma disclosures as if the fair value based method had been applied to its financial statements. Had non-cash compensation expense for all stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands)
Net loss applicable to common stockholders:
As reported basic and diluted	$(70,447)	$(49,909)
Less: non-cash compensation expenses under
FAS 123, net of tax	(9,642)	(23,812)
Add: non-cash compensation expenses under APB 25, net of tax	4,001	20,982

Pro forma basic and diluted	$(76,088)	$(52,739)

Net loss per share applicable to common stockholders — basic and diluted:
As reported	$(8.76)	$(12.85)
Pro forma	$(9.46)	$(13.56)

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R, net of estimated forfeitures.

Prior to January 1, 2006, in accordance with the provisions of APB 25, non-cash compensation expense related to the amortization of deferred compensation for stock options that were granted with exercise prices below the fair market value of the Company’s common stock at the date of grant and restricted stock, net of actual forfeitures.

The following table sets forth compensation cost and deferred compensation related to stock-based compensation for the years ended December 31, 2006, 2005 and 2004:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)
Non-cash compensation expense:
Cost of goods sold	$428	$3,428	$11,787
Sales and marketing expenses	58	116	2,402
General and administrative expenses	1,061	1,058	4,155

Non-cash compensation expense from continuing operations	1,547	4,602	18,344
Discontinued operations	—	(601)	2,638

Total non-cash compensation expense	$1,547	$4,001	$20,982

Deferred compensation:
Grants of stock options, contingent options and restricted stock	$—	$—	$1,328
Cancellation of stock options and restricted stock	—	(3,459)	(208)
Adjustment for contingent options	—	—	(1,087)
Elimination of deferred compensation under SFAS 123-R	(349)	—	—

Deferred compensation from continuing operations	(349)	(3,459)	33
Cancellation of stock options and restricted stock for discontinued operations	—	(1,636)	(1,825)
Adjustment for contingent options for discontinued operations	—	—	(235)

Total	$(349)	$(5,095)	$(2,027)

During the year ended December 31, 2006, the Company recorded $73,000 of incremental cost resulting from the modification of pre-existing awards to five employees terminated in connection with the sale of the Company’s assembly business (see Note 17). As required by SFAS 123-R, the Company made an estimate of expected forfeitures and recognized compensation costs in 2006 only for those equity awards expected to vest.

At December 31, 2006, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $4.3 million, net of estimated forfeitures. This

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

10.	NET LOSS PER SHARE

The following table is a calculation of net loss per share of common stock from continuing operations and discontinued operations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Loss from continuing operations	$(7,233)	$(74,210)	$(25,152)
Less: Series B Preferred Stock dividends, accretion and repurchase charge	(16,419)	(6,473)	(4,044)

Loss from continuing operations applicable to common stockholders	$(23,652)	$(80,683)	$(29,196)

Weighted-average shares of common stock outstanding (basic and diluted)	19,623,415	8,039,094	3,885,092

Loss per share from continuing operations applicable to common stockholders	$(1.21)	$(10.04)	$(7.51)

Net income (loss) from discontinued operations, net of tax	$—	$10,236	$(20,713)

Weighted-average shares of common stock outstanding (basic and diluted)	19,623,415	8,039,094	3,885,092

Net income (loss) per share of common stock from discontinued operations	$—	$1.26	$(5.33)

Net loss	$(7,233)	$(63,974)	$(45,865)
Less: Series B Preferred Stock dividends, accretion and repurchase charge	(16,419)	(6,473)	(4,044)

Net loss applicable to common stockholders	$(23,652)	$(70,447)	$(49,909)

Weighted average shares of common stock outstanding (basic and diluted)	19,623,415	8,039,094	3,885,092

Net loss per share applicable to common stockholders	$(1.21)	$(8.76)	$(12.85)

As a result of the net losses from continuing operations incurred during the year ended December 31, 2006, common shares issuable upon exercise of outstanding stock options of 1,861,706 were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive. As a result of the net losses from continuing operations incurred during the years ended December 31, 2005, and December 31, 2004, common shares issuable upon exercise of outstanding stock options and warrants, restricted stock vesting, or upon conversion of Series B Preferred stock of 4,437,619 and 1,717,949, respectively, were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.

A subscription rights offering commenced in August of 2005 resulted in a bonus element to be accounted for in a manner similar to a stock dividend in accordance with SFAS 128, “Earnings per Share.” Accordingly, common stock outstanding reflects this bonus element of 272,554 shares of common stock for all periods presented.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAX MATTERS

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 from continuing operations consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Current:
Federal	$—	$312	$96
State	380	131	244
Foreign	1,402	915	1,644

	1,782	1,358	1,984

Deferred:
Foreign	46	71	—

	46	71	—

Provision for income taxes from continuing operations	$1,828	$1,429	$1,984

Deferred income tax assets and liabilities from continuing operations consist of the following at December 31:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$55,669	$53,149
Tax credits	3,785	3,286
Accrued liabilities	1,115	1,811
Capitalized research and development costs	5,717	4,842
Other	1,278	1,691

	67,564	64,779

Deferred tax liabilities:
Property, plant and equipment	(1,745)	228
Intangible assets	(3,843)	(3,492)

	(5,588)	(3,264)
Valuation allowance	(61,771)	(61,264)

Net deferred tax assets from continuing operations	$205	$251

Deferred tax assets and liabilities are based on management’s best estimate of the ultimate settlement that will be accepted by tax authorities. Management will continually evaluate these matters. At the date of any material change in management’s best estimate of items related to income tax refunds and liabilities prior to November 30, 2003, and at the date that these items are settled with the tax authorities, any refund or liability previously recognized is adjusted to decrease or increase the remaining balance of goodwill established at November 30, 2003 through fresh-start accounting. Given the history of operating losses, the Company has established a full valuation allowance on the majority of its deferred tax assets with the exception of deferred tax assets related to Canada, where the Company has operating income. The change in the valuation allowance from the prior year is due to current year net operating losses, timing differences and acquired deferred tax liabilities of Sovereign.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the loss from continuing operations before income taxes as below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Computed “expected” tax benefit from continuing operations	$(1,892)	$(25,473)	$(8,109)
Increase (decrease) in income taxes resulting from:
State tax	380	131	244
Goodwill adjustments and impairment	1,083	19,134	—
Dividend income	—	2,243	—
Foreign tax differential	641	570	136
Non-cash compensation	476	1,417	700
Research and development credits	(1,119)	(843)	(325)
Increase in valuation allowance	2,311	3,998	9,108
Other	(52)	252	230

Provision for income taxes for continuing operations	$1,828	$1,429	$1,984

At December 31, 2006, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $150 million and $53 million, respectively. The federal and state NOLs begin expiring in 2021 and 2011, respectively.

At December 31, 2006, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $0.5 million and $3.3 million, respectively. The federal R&E credits begin to expire in 2025 and the state R&E credits carryover indefinitely.

Substantial changes in the Company’s ownership occurred in 2006 and 2005; as such, there are two overlapping annual U.S. federal and state limitations on the amount of the NOL and other tax attribute carryforwards incurred prior to the ownership change dates which can be utilized in subsequent years. The 2006 ownership change annual U.S. federal and state limitation is approximately $11.6 million and $6.6 million, respectively, for the first five years after ownership change and thereafter $6.8 million and $3.9 million, respectively. The 2005 ownership change annual U.S. federal and state limitation is approximately $8.7 million and $4.7 million, respectively, for the first five years after the ownership change and thereafter $5.8 million and $3.1 million, respectively. The amount of federal NOLs and credits subject to the 2005 annual limitation are $131.0 million and nil, respectively. The amount of the state NOLs and credits subject to the 2005 annual limitation are $39.0 million and $2.8 million, respectively. All NOLs and tax credits are subject to the 2006 annual limitations which occurred at year-end. The 2006 annual limitations will be used to calculate NOL and other tax attributes available for utilization in the subsequent year, however in future years the amount available for utilization may be limited by the cumulative amount available under the 2005 ownership change annual limits.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods.

Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2006 may not be realized. Consequently, the Company established a valuation allowance for these deferred tax assets that are not expected to be realized. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Any reduction of a valuation allowance that related to net deferred tax assets that were in existence as of

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying fresh-start accounting, will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting.

A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of our Canadian subsidiary. DDi management does not currently have plans to repatriate additional Canadian earnings. U.S. income taxes have not been provided on approximately $3.2 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

12.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Environmental matters

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

Operating leases

The Company has entered into various operating leases principally for manufacturing facilities, office space, and equipment that expire at various dates through 2011. Future annual minimum lease payments under all non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2006 (in thousands):

Year Ending December 31,
2007	$4,298
2008	3,600
2009	2,846
2010	1,894
2011	1,360
Thereafter	—

Future minimum lease payments	$13,998

Rent expense for the years ended December 31, 2006, 2005 and 2004 were approximately $3.5 million, $3.9 million, and $4.0 million, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain of the Company’s former officers and directors on behalf of purchasers of the Company’s common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On November 22, 2006, the Court entered an order preliminarily approving the settlement. A final approval hearing is scheduled by the Court on March 12, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, the Company paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on the Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds. The settlement will have no further impact on the Company’s financial statements because the insurance carrier has agreed to pay the Company’s portion of the settlement less the deductible that the Company accrued for in the second quarter of 2006, when it became probable that the case would settle for an amount in excess of the insurance deductible.

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County. SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added the Company’s Dynamic Details, Incorporated subsidiary as a defendant to the action. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona on the basis of diversity jurisdiction. The case is currently in the discovery phase. The Company believes the plaintiffs claims lack merit and intends to vigorously defend the action.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of our operations in the normal course of its business. The Company does not believe any of this litigation will have a material adverse effect on its financial condition or results of operations.

Indemnification of Directors and Officers — The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement which are reasonably incurred in connection with such action, suit or proceeding.

13.	RESTRUCTURING AND OTHER RELATED CHARGES

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

The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The Company incurred the following types of restructuring costs in connection with the closure of the facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. As of December 31, 2006, the Company had incurred a total of $5.8 million in charges relating to the closure and does not anticipate any additional

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges other than ongoing legal fees and expenses related to pending litigation with the landlord of one of the buildings (see Note 12).

In May 2005, the Company announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. As of the end of the second quarter of 2005, this restructuring was essentially complete.

For the year ended December 31, 2004, the Company recorded charges which were classified as “Restructuring and other related charges.” Such charges primarily represent costs related to lowering the cost structure of its manufacturing operations by reducing the workforce at its Northern California manufacturing facility and increasing operational efficiencies. The charges consist of $1.1 million relating to severance costs and $300,000 in exit and contract termination costs, offset by a benefit of $370,000 in adjustments to previous estimates for facilities closure costs.

A reconciliation of accrued facility consolidation costs for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Employee
	Termination	Contract	Facility	Other Exit
	Benefits	Terminations	Closure	Costs	Total
Accrued restructuring costs at December 31, 2003	$1,440	$1,652	$—	$2,209	$5,301
2004 reduction in force	1,112	17	—	287	1,416
Other	—	(370)	—	—	(370)
Payments	(2,537)	(1,051)	—	(2,341)	(5,929)

Accrued restructuring costs at December 31, 2004	15	248	—	155	418
Arizona shutdown	654	334	1,100	233	2,321
Colorado closure	94	6	—	12	112
Other	—	—	—	432	432
Payments	(763)	(572)	(101)	(765)	(2,201)

Accrued restructuring costs at December 31, 2005	—	16	999	67	1,082
Arizona shutdown	43	347	433	300	1,123
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,432)	(363)	(2,222)

Accrued restructuring costs at December 31, 2006	$—	$—	$—	$—	$—

We have completed payment of all restructuring costs as of December 31, 2006.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash Payments For:
Income taxes	$786	$314	$906

Interest	$232	$3,042	$4,061

Reorganization proceeding expenses	$—	$—	$1,543

Non-cash investing and financing activities:
Conversion of Series B Preferred Stock to common stock	$—	$1,000	$—

Repurchase of Series B Preferred Stock with common stock	$5,466	$—	$—

Acquisition of Sovereign Circuits:
Cash consideration including acquisition costs	$5,570
Fair value of stock consideration	8,414
Fair value of non-cash tangible assets acquired	(12,029)
Goodwill	(2,286)
Intangible assets	(3,800)
Liabilities assumed and incurred	4,739

Cash acquired	$608

15.	SALE OF ASSEMBLY BUSINESS

On September 29, 2006, the Company completed the sale of its assembly business to VMS, LLC for $12.0 million in cash. The transaction was accounted for pursuant to the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The Company recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.

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

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that have been intercompany transactions which have been eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million and $3.1 million, respectively, for the years ended December 31, 2006 and 2005, respectively.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	ACQUISITION OF SOVEREIGN CIRCUITS

On October 23, 2006, the Company acquired Sovereign Circuits Inc., a privately held printed circuit board manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1,201,964 shares of the Company’s common stock. The Company also assumed Sovereign Circuits’ debt of approximately $2.3 million and paid acquisition related costs of $416,000. Under the terms of the merger agreement, 15% of the purchase price will be held in escrow by a third-party escrow agent for up to one year to guaranty any indemnification claims by DDi that may arise.

The acquisition of Sovereign Circuits was accounted for as a purchase under SFAS 141 “Business Combinations.” In accordance with SFAS 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including independent appraisals. These intangible assets include $2.3 million of goodwill and $3.8 million of customer relationships. The customer relationships are being amortized over five years.

The Company determined the value of the stock consideration based on a $7.00 share price, which represented the average closing stock price for a five day period including two days prior to and two days after the August 9, 2006 transaction announcement date. The Company believes this method is consistent with guidance provided in EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and SFAS 141.

The components of the purchase price allocation are as follows (in thousands):

Purchase price:
Stock consideration (1,201,964 shares at $7.00 per share)	$8,414
Cash	5,153
Assumption of debt	2,288
Acquisition costs	417

Total	$16,272

Allocation of purchase price:
Current assets	$5,129
Property, plant and equipment, net	7,508
Current liabilities	(2,451)
Intangible assets	3,800
Goodwill	2,286

Total	$16,272

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Sovereign Circuits acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets.

	2006	2005	2004
Net sales	$213,365	$199,231	$202,765
Net loss	(23,345)	(70,806)	(50,089)
Pro forma net loss per share (basic and diluted)	$(1.13)	$(7.66)	$(9.85)
Pro forma weighted-averaged shares	20,598,159	9,241,058	5,087,056

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	GOODWILL AND INTANGIBLES

Goodwill

As part of fresh start accounting in 2003, an allocation of the reorganization value resulted in goodwill of $99.8 million (with no tax basis).

2005 Goodwill Activity

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

Due to a decline in the Company’s stock price during the second and third quarters of 2005, tests of impairment were performed at June 30 and September  30, 2005. Each analysis indicated that the Company’s book value at June 30 and September 30, 2005 was in excess of its fair value, as determined by market capitalization. After assessing the goodwill impairment, the Company calculated and recorded goodwill impairment charges of $31.1 million and $23.6 million in the quarters ended June 30 and September 30, 2005, respectively.

2006 Goodwill Activity

During 2006, the Company reduced goodwill by approximately $1.8 million resulting from the reversal of pre-fresh start accounting tax contingencies and valuation allowances.

In connection with the sale of its assembly business in the third quarter of 2006 (see Note 15), the Company allocated $3.1 million of goodwill to the carrying value of the disposed business based on the fair value of the assembly business in relation to the fair value of the consolidated entity on the closing date of the transaction. Pursuant to SFAS 142, when a company determines the gain or loss resulting from the disposal of a portion of a reporting unit, it must first determine the relative fair value of the disposed business and the retained portion of the reporting unit. Those relative fair values are used to calculate the portion of the reporting unit’s goodwill that is to be included in the carrying value of the disposed business.

In connection with the Company’s acquisition of Sovereign Circuits in the fourth quarter of 2006, the Company recorded $2.3 million of goodwill (see Note 16).

Annual Goodwill Impairment Test

The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. The Company performed its annual impairment test on goodwill for the years ended December 31, 2006 and 2005 on December 31, 2006, and 2005, respectively. Management determined that because the fair value of the Company, determined using its market capitalization, exceeded its carrying amount, no goodwill impairment was indicated.

DDi CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Beginning balance	$41,845	$99,375
Adjustments related to pre-fresh start accounting tax items	(1,808)	(2,861)
Allocation to assembly business included in loss on disposal	(3,094)	—
Goodwill resulting from Sovereign acquisition	2,286	—
Impairment charges	—	(54,669)

Ending balance	$39,229	$41,845

Intangible Assets

As part of fresh start accounting, an allocation of the reorganization value resulted in identified intangible assets totaling $24.9 million. This balance of identified intangible assets consists of $23.0 million relating to the customer relationships which is amortized over its estimated useful life of five years, and the remaining $1.9 million relates to the backlog which was amortized over its estimated useful life of three months. The amount relating to backlog is reported as a component of cost of goods sold. Amortization related to customer relationships for the years ended December 31, 2006 and December 31, 2005 was $4.7 million and $4.6 million, respectively.

The Company acquired $3.8 million of intangible assets in connection with the acquisition of Sovereign Circuits consisting of customer relationships. These intangible assets are to be amortized over their estimated useful life of five years from the date of acquisition.

Identifiable intangible assets consist of the following (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Customer relationships	$26,790	$(14,323)	$12,467	$22,990	$(9,579)	$13,411
Backlog	1,923	(1,923)	—	1,923	(1,923)	—

	$28,713	$(16,246)	$12,467	$24,913	$(11,502)	$13,411

Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	DDi Corp.
2007	$5,358
2008	4,975
2009	760
2010	760
2011	614

Total	$12,467

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	other		End of
Description	Period	Expenses(1)	accounts	Deductions	Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$1,881	$1,199	$—	$(1,147)	$1,933
Year ended December 31, 2005	$1,579	$1,394	$—	$(1,092)	$1,881
Year ended December 31, 2004	$1,076	$1,382	$—	$(879)	$1,579
Deferred Tax Valuation Allowance:
Year ended December 31, 2006	$61,264	$—	$507	$—	$61,771
Year ended December 31, 2005	$89,037	$—	$—	$(27,773)	$61,264
Year ended December 31, 2004	$77,985	$—	$11,052	$—	$89,037

(1)	Includes both amounts charged to general and administrative expense (for bad debts) and as a reduction to revenue (for sales returns and discounts).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. PricewaterhouseCoopers, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. See pages 37 and 38 herein.

Inherent Limitations of Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in 2007, is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2006.

Item 11.  Executive Compensation.

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board — Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2006.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2006.

Item 14.  Principal Accounting Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

				Incorporated by Reference
			Filed		Period		Filing
Exhibit		Description	Herewith	Form	Ending	Exhibit	Date
3.1		Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003
3.2		Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003
3.3		Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005
3.5		Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005
10	.1*	Dynamic Details Incorporated 2006 Senior Management Bonus Program		10-K	12/31/2005	10.1	3/16/2006
10	.2*	Dynamic Details Incorporated 2007 Senior Management Bonus Program	X
10	.3*	Independent Director Compensation Policy	X
10	.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004
10	.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004
10	.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004
10	.7*	DDi Corp. 2005 Stock Incentive Plan		8-K		10.1	8/10/2005
10	.8*	Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		10	12/27/2005
10	.9*	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams		10-K	12/31/2005	10.1	3/16/2006
10	.10*	Employment Agreement dated December 7, 2006 between DDi Corp. and Michael R. Mathews	X
10	.11*	Employment Letter dated March 9, 2006 between DDi Corp. and Sally Goff		8-K		99.1	3/31/2006
10	.12*	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes	X
10	.13*	Severance Agreement and General Release dated February 9, 2006 between DDi Corp. and Bruce McMaster		8-K		10.1	2/15/2006
10	.14*	Separation Agreement and General Release dated March 31, 2006 between DDi Corp. and Diane Brundage		10-Q	3/31/2006	10.5	5/9/2006
10	.15*	Separation Agreement and Release dated October 2, 2006 between DDi Corp. and Brad Tesch		8-K		10.2	10/5/2006
10.16		Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.		S-4		10.4	11/26/1997

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.17	Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.		10-K	12/31/2000	10.38	3/31/2001
10.18	Amendment No. 3 to Real Property Master Lease Agreement		8-K		10.3	11/29/2005
10.19	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.		10-K	12/31/1998	10.30	3/31/1999
10.20	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.		10-K	12/31/1998	10.31	3/31/1999
10.21	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley		10-K	12/31/2001	10.30	3/28/2002
10.22	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time		8-K		10.3	4/7/2004
10.23	Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation		10-Q	6/30/2004	10.8	8/16/2004
10.24	Amendment No. 2 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company		8-K		10.2	11/29/2005
10.25	Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., the other Credit Parties signatory thereto and General Electric Capital Corporation		8-K		10.1	11/29/2005
10.26	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.4	4/7/2004
10.27	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.5	4/7/2004

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.28	Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.6	4/7/2004
10.29	Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		8-K		10.7	4/7/2004
10.30	Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004		8-K		10.8	4/7/2004
10.31	Master Agreement for Standby Letters of Credit, dated as of March 30, 2004		8-K		10.9	4/7/2004
10.32	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender		10-Q	6/30/2004	10.1	8/16/2004
10.33	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company		10-Q	6/30/2004	10.2	8/16/2004
10.34	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation		10-Q	6/30/2004	10.3	8/16/2004
10.35	Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004		10-Q	6/30/2004	10.4	8/16/2004
10.36	Master Agreement for Standby Letters of Credit, dated as of June 30, 2004		10-Q	6/30/2004	10.5	8/16/2004

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.37	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.6	8/16/2004
10.38	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.7	8/16/2004
10.39	Registration Rights Agreement dated September 21, 2005		8-K/A		10.2	9/23/2005
10.40	Agreement and Plan of Merger dated August 8, 2006, by and among DDi Corp., DDi Acquisition Corp., Sovereign Circuits, Inc., Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated December 21, 1965 and made between Herbert Anthony Cann, Kenneth Robert Woodford and John Michael Geoffrey Andrews and a Deed of Appointment dated October 6, 1976 by Kenneth Robert Woodford and Michael Geoffrey Andrews, together a trust formed under English law, Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated September 10, 1985 and made between Tonio Christian Hoch as settlor and Bermuda Trust Company Limited as original trustee, which is a trust established under Bermuda law and known as the ‘Hoch Settlement‘, and Robert Q. Buss, an individual		8-K		2.1	8/30/2006
10.41	Asset Purchase Agreement dated August 8, 2006, by and among Dynamic Details Incorporated, Silicon Valley, solely for the purpose of guaranteeing the performance of all obligations of Dynamic Details Incorporated, Silicon Valley under Section 8.2 of the Asset Purchase Agreement, Dynamic Details, Incorporated, VMS, LLC and, solely for the purpose of guaranteeing the performance of all obligations of VMS, LLC under Section 8.3 of the Asset Purchase Agreement, VERITEK Manufacturing Services, LLC		8-K		2.2	8/30/2006
10.42	Letter Agreement dated September 29, 2006 by and among Dynamic Details Incorporated, Silicon Valley, Dynamic Details, Incorporated, VMS, LLC and VERITEK Manufacturing Services, LLC		8-K		10.1	10/5/2006
10.43	Open End Mortgage dated May 10, 2006 between Sovereign Circuits, Inc. and Key Bank National Association	X
14.1	Code of Business Conduct and Ethics		8-K		14.1	3/6/2006
21.1	Subsidiaries of DDi Corp.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

(b) Financial Statement Schedules.

The required financial statement schedule, Schedule II — Valuation and Qualifying Accounts, is set forth under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and is hereby incorporated by reference in this Item 15 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 9th day of March, 2007.

DDi CORP.

By:	/s/ Mikel H. Williams
Mikel H. Williams
President and Chief Executive Officer

/s/  Sally L. Goff
Sally L. Goff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mikel H. Williams Mikel H. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ Sally L. Goff Sally L. Goff	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Robert J. Amman Robert J. Amman	Director	March 9, 2007

/s/ Robert Guezuraga Robert Guezuraga	Director	March 9, 2007

/s/ Jay B. Hunt Jay B. Hunt	Director	March 9, 2007

/s/ Andrew E. Lietz Andrew E. Lietz	Director	March 9, 2007

/s/ Steven C. Schlepp Steven C. Schlepp	Director	March 9, 2007

/s/ Carl R. Vertuca, Jr. Carl R. Vertuca, Jr.	Director	March 9, 2007

Exhibit Index

				Incorporated by Reference
			Filed		Period		Filing
Exhibit		Description	Herewith	Form	Ending	Exhibit	Date
3.1		Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003
3.2		Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003
3.3		Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005
3.5		Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005
10	.1*	Dynamic Details Incorporated 2006 Senior Management Bonus Program		10-K	12/31/2005	10.1	3/16/2006
10	.2*	Dynamic Details Incorporated 2007 Senior Management Bonus Program	X
10	.3*	Independent Director Compensation Policy	X
10	.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004
10	.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004
10	.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004
10	.7*	DDi Corp. 2005 Stock Incentive Plan		8-K		10.1	8/10/2005
10	.8*	Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		10	12/27/2005
10	.9*	Employment Agreement dated March 16, 2006 between DDi Corp. and Mikel Williams		10-K	12/31/2005	10.1	3/16/2006
10	.10*	Employment Agreement dated December 7, 2006 between DDi Corp. and Michael R. Mathews	X
10	.11*	Employment Letter dated March 9, 2006 between DDi Corp. and Sally Goff		8-K		99.1	3/31/2006
10	.12*	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes	X
10	.13*	Severance Agreement and General Release dated February 9, 2006 between DDi Corp. and Bruce McMaster		8-K		10.1	2/15/2006
10	.14*	Separation Agreement and General Release dated March 31, 2006 between DDi Corp. and Diane Brundage		10-Q	3/31/2006	10.5	5/9/2006
10	.15*	Separation Agreement and Release dated October 2, 2006 between DDi Corp. and Brad Tesch		8-K		10.2	10/5/2006
10.16		Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.		S-4		10.4	11/26/1997
10.17		Amendment Number One to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.		10-K	12/31/2000	10.38	3/31/2001
10.18		Amendment No. 3 to Real Property Master Lease Agreement		8-K		10.3	11/29/2005
10.19		Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.		10-K	12/31/1998	10.30	3/31/1999

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.20	Lease dated March 20, 1997 by and between Mercury Partners 30, Inc. and Dynamic Circuits, Inc.		10-K	12/31/1998	10.31	3/31/1999
10.21	Amendment to Lease Agreement, dated as of November 9, 2001 by and between D & D Tarob Properties, LLC and Dynamic Details Incorporated Silicon Valley		10-K	12/31/2001	10.30	3/28/2002
10.22	Credit Agreement dated as of March 30, 2004, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, and Laminate Technology Corp.; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time		8-K		10.3	4/7/2004
10.23	Amendment No. 1 to Credit Agreement dated as of June 30, 2004, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley and Laminate Technology Corp., the other Credit Parties signatory thereto; and General Electric Capital Corporation		10-Q	6/30/2004	10.8	8/16/2004
10.24	Amendment No. 2 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company		8-K		10.2	11/29/2005
10.25	Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., the other Credit Parties signatory thereto and General Electric Capital Corporation		8-K		10.1	11/29/2005
10.26	Security Agreement, dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.4	4/7/2004
10.27	Guaranty dated as of March 30, 2004, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.5	4/7/2004
10.28	Pledge Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.6	4/7/2004

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.29	Patent, Trademark and Copyright Security Agreement dated as of March 30, 2004, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement		8-K		10.7	4/7/2004
10.30	Master Agreement for Documentary Letters of Credit, dated as of March 30, 2004		8-K		10.8	4/7/2004
10.31	Master Agreement for Standby Letters of Credit, dated as of March 30, 2004		8-K		10.9	4/7/2004
10.32	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender		10-Q	6/30/2004	10.1	8/16/2004
10.33	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company		10-Q	6/30/2004	10.2	8/16/2004
10.34	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation		10-Q	6/30/2004	10.3	8/16/2004
10.35	Master Agreement for Documentary Letters of Credit, dated as of June 30, 2004		10-Q	6/30/2004	10.4	8/16/2004
10.36	Master Agreement for Standby Letters of Credit, dated as of June 30, 2004		10-Q	6/30/2004	10.5	8/16/2004
10.37	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.6	8/16/2004
10.38	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.7	8/16/2004
10.39	Registration Rights Agreement dated September 21, 2005		8-K/A		10.2	9/23/2005

Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.40	Agreement and Plan of Merger dated August 8, 2006, by and among DDi Corp., DDi Acquisition Corp., Sovereign Circuits, Inc., Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated December 21, 1965 and made between Herbert Anthony Cann, Kenneth Robert Woodford and John Michael Geoffrey Andrews and a Deed of Appointment dated October 6, 1976 by Kenneth Robert Woodford and Michael Geoffrey Andrews, together a trust formed under English law, Beverly John Berryman, Hugh David Turner and Carole Fahy, as trustees of a settlement dated September 10, 1985 and made between Tonio Christian Hoch as settlor and Bermuda Trust Company Limited as original trustee, which is a trust established under Bermuda law and known as the “Hoch Settlement”, and Robert Q. Buss, an individual		8-K		2.1	8/30/2006
10.41	Asset Purchase Agreement dated August 8, 2006, by and among Dynamic Details Incorporated, Silicon Valley, solely for the purpose of guaranteeing the performance of all obligations of Dynamic Details Incorporated, Silicon Valley under Section 8.2 of the Asset Purchase Agreement, Dynamic Details, Incorporated, VMS, LLC and, solely for the purpose of guaranteeing the performance of all obligations of VMS, LLC under Section 8.3 of the Asset Purchase Agreement, VERITEK Manufacturing Services, LLC		8-K		2.2	8/30/2006
10.42	Letter Agreement dated September 29, 2006 by and among Dynamic Details Incorporated, Silicon Valley, Dynamic Details, Incorporated, VMS, LLC and VERITEK Manufacturing Services, LLC		8-K		10.1	10/5/2006
10.43	Open End Mortgage dated May 10, 2006 between Sovereign Circuits, Inc. and Key Bank National Association	X
14.1	Code of Business Conduct and Ethics		8-K		14.1	3/6/2006
21.1	Subsidiaries of DDi Corp.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement