Form 10-Q
period 2007-03-31
DDI CORP
filed 2007-05-09
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑      No ☐
     As of May 7, 2007, DDi Corp. had 22,612,009 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.
FORM 10-Q for the Quarterly Period Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DDi CORP.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,238	$15,920
Accounts receivable, net of allowance of $1,837 and $1,933, respectively	25,110	24,593
Inventories	15,475	14,559
Prepaid expenses and other	1,738	1,146

Total current assets	56,561	56,218
Property, plant and equipment, net	30,489	31,162
Goodwill	39,229	39,229
Intangible assets, net	11,128	12,467
Other assets	541	535

Total assets	$137,948	$139,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$291	$312
Revolving credit facility	—	—
Accounts payable	12,791	12,884
Accrued expenses and other current liabilities	8,540	9,820
Income tax payable	2,163	1,972

Total current liabilities	23,785	24,988
Long-term debt	1,659	1,732
Other long-term liabilities	3,150	3,324

Total liabilities	28,594	30,044

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock — $0.001 par value, 190,000,000 shares authorized, 22,612,009 and 22,568,989 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23	23
Additional paid-in-capital	241,123	240,356
Accumulated other comprehensive income	279	268
Accumulated deficit	(132,071)	(131,080)

Total stockholders’ equity	109,354	109,567

Total liabilities and stockholders’ equity	$137,948	$139,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$43,447	$50,953
Cost of goods sold	35,457	40,663

Gross profit	7,990	10,290

Operating expenses:
Sales and marketing	3,124	4,256
General and administrative	3,811	3,893
Amortization of intangible assets	1,340	1,150
Restructuring and other related charges	77	397

Operating income (loss)	(362)	594

Interest expense, net	331	447
Other expense, net	2	102

Income (loss) before income tax expense	(695)	45

Income tax expense	296	548

Net loss	(991)	(503)

Less: Series B preferred stock dividends, accretion and redemption charge	—	(1,800)

Net loss applicable to common stockholders	$(991)	$(2,303)

Net loss per share applicable to common stockholders — basic and diluted	$(0.04)	$(0.13)

Weighted-average shares used in per share computations — basic and diluted	22,594	18,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991)	$(503)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	2,362	2,687
Amortization of intangible assets	1,339	1,150
Amortization of debt issuance costs and discount	177	179
Non-cash compensation	552	243
Other	—	681
Change in operating assets and liabilities:
Accounts receivable	(468)	(2,266)
Inventories	(914)	(1,739)
Prepaid expenses and other assets	(769)	21
Accounts payable	(114)	2,792
Accrued expenses and other liabilities	(1,418)	(1,039)
Income tax payable	133	596

Net cash provided by (used in) operating activities	(111)	2,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,651)	(1,116)
Change in restricted cash	—	290

Net cash used in investing activities	(1,651)	(826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	—	(269)
Payment of Series B Preferred Stock dividends	—	(290)
Payments on long-term debt	(94)	—
Proceeds from exercise of stock options	215	75

Net cash provided by (used in) financing activities	121	(484)

Effect of exchange rate changes on cash and cash equivalents	(41)	68

Net increase (decrease) in cash and cash equivalents	(1,682)	1,560
Cash and cash equivalents, beginning of period	15,920	25,985

Cash and cash equivalents, end of period	$14,238	$27,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The unaudited condensed consolidated financial statements of DDi Corp. include the accounts of its wholly-owned subsidiaries: (i) DDi Intermediate Holdings Corp. (“DDi Intermediate”) and its wholly-owned subsidiary, DDi Capital Corp., which includes the accounts of its wholly-owned subsidiary Dynamic Details, Incorporated and its wholly-owned subsidiaries (“Dynamic Details”) and (ii) Sovereign Circuits, Inc. and its wholly-owned subsidiary, Sovereign Flex Products LLC. Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” All intercompany transactions have been eliminated in consolidation.
On September 29, 2006, the Company completed the sale of its assembly business to VMS LLC. In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business up to and including September 29, 2006 were included in the condensed consolidated financial statements.
On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign Circuits”), a privately-held printed circuit board manufacturer in North Jackson, Ohio. Revenues and costs of Sovereign Circuits since October 23, 2006 are included in the Company’s consolidated financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations to be expected for the full year.
The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended March 31, 2007 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2006.
Description of Business
DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.
Recent accounting pronouncements
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for additional information.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Effective January 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States of America. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its consolidated financial statements.
NOTE 2. INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$7,884	$7,719
Work-in-process	4,149	3,265
Finished goods	3,442	3,575

Total	$15,475	$14,559

NOTE 3. REVOLVING CREDIT FACILITY
On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation (“GECC”) acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventory. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (8.25% at March 31, 2007). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
covenants regarding the Company’s fixed charge ratios and capital expenditures. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent.
As of March 31, 2007, the borrowing capacity under the credit facility was $13.9 million; however, no amounts were outstanding.
In connection with this transaction, the Company allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.
NOTE 4. PRODUCT WARRANTY
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

	Three Months
	Ended March 31,
	2007	2006
Beginning balance	$592	$527
Current period warranty charges	928	806
Actual warranty costs incurred	(927)	(727)

Ending balance	$593	$606

NOTE 5. NET LOSS PER SHARE
The following table is a calculation of net loss per share of common stock (in thousands except per share data):

	Three Months
	Ended March 31,
	2007	2006
Net loss	$(991)	$(503)
Less: Series B preferred stock dividends and accretion	—	(1,800)

Net loss applicable to common stockholders	$(991)	$(2,303)

Weighted average shares of common stock outstanding (basic and diluted)	22,594	18,277

Net loss per share applicable to common stockholders	$(0.04)	$(0.13)

As a result of the net losses incurred during the three months ended March 31, 2007 and 2006, common shares issuable upon exercise of outstanding stock options, restricted stock vesting, or upon conversion of Series B Preferred Stock of 2,064,884 and 3,272,783, respectively, were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6. STOCK-BASED COMPENSATION
Stock Options
The following table summarizes the Company’s stock option activity under all plans for the three months ended March 31, 2007:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	IntrinsicValue
	Outstanding	per Option	In Years	(in thousands)
Balance as of December 31, 2006	1,861,706	$9.76	8.7	$1,040
Granted	352,000	$6.73
Exercised	(43,020)	$5.00
Forfeited	(105,802)	$11.46

Balance as of March 31, 2007	2,064,884	$9.26	8.9	$737

Options exercisable as of March 31, 2007	374,026	$19.16	7.5	$260

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at March 31, 2007. The Company had outstanding at March 31, 2007 options to purchase an aggregate of 925,201 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $737,000. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $96,000 and $193,000, respectively, determined as of the date of exercise.
During the three months ended March 31, 2007, the Company recorded $35,000 of incremental cost resulting from the modification of pre-existing awards.
At March 31, 2007, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $4.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.
Determining Fair Value
The fair values of the Company’s stock options granted to employees for the three months ended March 31, 2007, and 2006 were estimated using the following assumptions:

	March 31,	March 31,
	2007	2006
Expected term (years)	4	4
Expected stock price volatility	57%	75%
Expected dividend yield	0%	0%
Risk-free interest rate	4.54%	4.83%
Weighted-average fair value per share	$3.23	$4.39
NOTE 7. SEGMENT REPORTING
Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures, and tests complex printed circuit boards. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes net sales by geographic area (in thousands):

	Three Months ended
	March 31,	March 31,
	2007	2006
Net sales:
North America (a)	$40,760	$47,003
Asia	2,287	3,082
Other	400	868

Total	$43,447	$50,953

(a)	The majority of sales in North America represent sales to customers located in the United States.
NOTE 8. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive loss and its components. Comprehensive loss includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive loss (in thousands):

	Three Months ended
	March 31,	March 31,
	2007	2006
Net loss	$(991)	$(503)
Other comprehensive income:
Foreign currency translation adjustments	11	93

Comprehensive loss	$(980)	$(410)

NOTE 9. COMMITMENTS AND CONTINGENCIES
In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain of the Company’s former officers and directors on behalf of purchasers of the Company’s common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On November 22, 2006, the Court entered an order preliminarily approving the settlement. On March 30, 2007, the Court approved the preliminary settlement among the parties. The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, the Company paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on the Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds. The settlement had no further impact on the Company’s consolidated financial statements because the insurance carrier agreed to pay the Company’s portion of the settlement less the deductible that the Company accrued in the second quarter of 2006, when it became probable that the case would settle for an amount in excess of the insurance deductible.
On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County. SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added the Company’s Dynamic Details, Incorporated subsidiary as a defendant to the action. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona on the basis of diversity jurisdiction. On July 5, 2006, the Company filed a motion to dismiss Dynamic Details, Incorporated as a defendant in SMDI v. Laminate Technologies Corp. (Case No. CV06-

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1661-PHX-FJM). On August 15, 2006, the court denied the motion to dismiss, but ruled that the plaintiffs must amend their complaint to name the owners of the property as the plaintiffs in the action, instead of SMDI Company, which was the property manager for the property. On August 29, 2006, the plaintiffs filed a second amended complaint to substitute the owners of the building as the plaintiffs and add Nelco Technology, Inc., the previous tenant of the property, as a co-defendant. On September 28, 2006, the Company filed an answer, cross-claim and counterclaim, in which it asserts a cross-claim against Nelco Technology, Inc. for indemnification and contribution and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing. On January 25, 2007 the Company filed a motion for leave to amend its answer, counterclaim and cross-claim seeking to join Park Electrochemical Corporation and Nelco Products, Inc., the corporate parents of Nelco Technology, Inc., as cross-defendants to the case. On March 12, 2007, the Court granted a motion submitted by Nelco Technology, Inc. to have the action dismissed from Federal court for lack of subject matter jurisdiction and remanded the case to Arizona Superior Court for Maricopa County (as Case No. CV2006-006541). The Company believes the plantiffs’ claims lack merit and intends to vigorously defend the action.
NOTE 10. INCOME TAXES
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $1.5 million of total gross unrecognized tax benefits at the beginning of 2007. If recognized in future periods there would be a favorable affect to the effective tax rate of $708,000 and a reduction to goodwill of $756,000.
The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Canadian income tax matters have already been examined through 2004 with the preliminary audit results considered in preparation of the 2006 consolidated financial statements. State jurisdictions that remain subject to examination range from 2001 to 2005.
Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at January 1, 2007 were $358,000.
NOTE 11. ACQUISITION OF SOVEREIGN CIRCUITS
On October 23, 2006, the Company acquired Sovereign Circuits Inc., a privately held printed circuit board manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1,201,964 shares of the Company’s common stock. The Company also assumed Sovereign Circuits’ debt of approximately $2.3 million and paid acquisition related costs of $416,000.
The acquisition of Sovereign Circuits was accounted for as a purchase under SFAS No. 141, “Business Combinations” (“SFAS 141”). In accordance with SFAS 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including independent appraisals. These intangible assets include $2.3 million of goodwill and $3.8 million of customer relationships. The customer relationships are being amortized over five years.
The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented and gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets (in thousands except per share data):

Three Months
Ended
March 31, 2006
Pro forma net sales	$55,446
Pro forma net loss applicable to common stockholders	$(1,999)
Pro forma net loss per share applicable to common stockholders — basic and diluted	$(0.10)
Pro forma weighted-average shares — basic and diluted	19,479

DDi CORP.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. SUBSEQUENT EVENTS
In April 2007, the Company consolidated two outstanding term loans totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released their liens on all assets of Sovereign other than the real property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2007. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries, including DDi Intermediate Holdings Corp., DDi Capital Corp. and Dynamic Details, Incorporated and its subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.
Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed 10-K and 10-Qs including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.
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
Our Company
We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.
On September 29, 2006, we completed the sale of our assembly business to VMS LLC. The divestiture of this lower margin assembly business has allowed us to realign our business around our core PCB operations. In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business through September 29, 2006 were included in our results of operations.
On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc., a privately-held printed circuit board manufacturer. We believe the acquisition of Sovereign Circuits has extended our presence in key PCB markets, such as the military and aerospace markets, as well as expanded our technical capabilities to include flex and rigid-flex technologies. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign has added flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by our sales team. We also believe the Sovereign acquisition will enable us to improve the loading of customer demand across our collective facilities. Revenues and costs of Sovereign’s business beginning October 23, 2006 are included in our results of operations.
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
Goodwill impairment — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations.
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

Purchase accounting — SFAS 141 requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company accounted for its 2006 purchase of Sovereign Circuits, Inc. under the purchase method of accounting in accordance with SFAS 141, and allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s preliminary estimates of fair values which could differ from final estimates.
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
Recently Issued Accounting Standards
Effective January 1, 2007, the Company adopted FIN 48 which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Effective January 1, 2007, the Company adopted EITF 06-3. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS 159 which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its consolidated financial statements.

Results of Operations
The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2007	2006	2006 to 2007	2006 to 2007
Net sales	$43,447	$50,953	$(7,506)	(14.7%)
Cost of goods sold	35,457	40,663	(5,206)	(12.8%)
Gross profit	7,990	10,290	(2,300)	(22.4%)
Gross profit as a percentage of net sales	18.4%	20.2%
Net Sales
Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs (and during 2006, to a lesser extent, value added assembly services through September 29, 2006, when we sold our assembly business).
Net sales decreased $7.5 million, or 14.7%, to $43.4 million for the first quarter of 2007, from $51.0 million for the same period in 2006. The decrease in net sales was primarily due to the sale of the assembly business in the third quarter of 2006 which accounted for $6.8 million in sales in the first quarter of 2006. First quarter 2007 PCB sales, including a full quarter of Sovereign net sales, were down 1.6% compared to PCB sales of $44.2 million in the first quarter of 2006 due to a softening in the market which resulted in a decrease in total layers shipped; however, average layer pricing was slightly higher in the first quarter of 2007 compared to the same period in 2006.
Gross Profit
Gross profit for the first quarter of 2007 was $8.0 million, or 18.4% of net sales, compared to $10.3 million, or 20.2% of net sales, for the same period in 2006. The decrease in gross profit as a percentage of net sales was primarily due to a combination of factors including a softening in bookings in the latter part of the fourth quarter, which negatively impacted sales and operating performance in the early part of the first quarter, and higher material costs as a percentage of sales resulting from price increases as well as a change in the technology mix.
Non-Cash Compensation
The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months ended
	March 31,	March 31,
	2007	2006
Non-cash compensation:
Cost of good sold	$84	$121
Sales and marketing expenses	(37)	13
General and administrative expenses	505	109

Total non-cash compensation	$552	$243

In 2006 and 2007, non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2007 and 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures and (ii) compensation cost for all unvested stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R, net of estimated forfeitures.

Sales and Marketing Expenses
The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2007	2006	2006 to 2007	2006 to 2007
Sales and marketing expenses	$3,124	$4,256	$(1,132)	(26.6%)
Percentage of net sales	7.2%	8.4%
Sales and marketing expenses decreased by $1.1 million, or 26.6%, to $3.1 million, or 7.2% of net sales, for the first quarter of 2007, from $4.3 million, or 8.4% of net sales, for the first quarter of 2006. The decrease in expenses is primarily due to lower wages, sales commissions and other variable selling costs that decreased proportionately with the decrease in sales due primarily to the sale of the assembly business in September 2006.
General and Administrative Expenses
The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months ended
	March 31,	March 31,	$ Change	% Change
	2007	2006	2006 to 2007	2006 to 2007
General and administrative expenses	$3,811	$3,893	$(82)	(2.1%)
Percentage of net sales	8.8%	7.6%
General and administrative expenses decreased $82,000, or 2.1%, to $3.8 million, or 8.8% of net sales, for the first quarter of 2007, from $3.9 million, or 7.6% of net sales, for the first quarter of 2006. The decrease in general and administrative expenses was primarily a result of a $300,000 reduction in professional services primarily related to audit and Sarbanes-Oxley compliance fees and a $200,000 reduction in wages and consultants, partially offset by a $400,000 increase in non cash compensation in the first quarter of 2007 compared to the same period in the prior year.
Amortization of Intangibles
Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as a result of the Sovereign acquisition in October 2006. The increase in amortization expense of $190,000 in the first quarter of 2007 compared to the first quarter of 2006 is the result of the Sovereign acquisition. Intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense each quarter through November 2008 and then $190,000 each quarter thereafter until October 2011.
Restructuring
The restructuring related charges in the first quarter of 2006 relate to the closing of our Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of our North American PCB plants. Our Virginia facility has assumed the majority of the internal mass lamination work previously manufactured by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The restructuring related charges in the first quarter of 2007 relate to ongoing legal fees related to pending litigation with the landlord of two of the buildings. For a discussion of pending litigation, see Part II, Item I herein.

Interest expense, net
Net interest expense consists of amortization of debt issuance costs, cash interest and fees related to our Credit Facility, interest expense associated with long-term leases, offset by interest income. Net interest expense decreased by $116,000 to $331,000 for the first quarter of 2007 from $447,000 for the first quarter of 2006. The decrease is primarily related to a reduction in interest and fees associated with our revolving Credit Facility due to the reduced level of borrowing activity during the first quarter of 2007 compared to the first quarter of 2006 and higher interest income from higher average cash balances during the first quarter of 2007 compared to 2006.
Other Expense, Net
Net other expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the first quarter of 2007, net other expense decreased by $100,000 from $102,000 in the first quarter of 2006. The decrease in net other expense over the prior year period was primarily related to a decrease in foreign exchange losses from our Canadian operations.
Income Tax Expense
For the first quarter of 2007, income tax expense decreased by $252,000 to $296,000 from $548,000 in the prior year comparable period. The decrease was primarily related to lower Canadian taxable income in the first quarter of 2007 compared to the first quarter of 2006.
Series B Preferred Stock Dividends and Accretion
As a result of the early redemption of the remaining Series B Preferred shares in October 2006, no dividends or accretion were incurred in the first quarter of 2007. For the first quarter of 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion ($290,000 represented cash dividends, $138,000 represented amortization of the issuance costs, and $1.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value).
Liquidity and Capital Resources

	(Dollars in thousands)
	March 31,	December 31,
	2007	2006
Working capital	$32,776	$31,230
Current ratio (current assets to current liabilities)	2.4 : 1.0	2.2 : 1.0
Cash and cash equivalents	$14,238	$15,920
Long-term debt (including current maturities)	$1,950	$2,044
Revolving credit facility borrowings	$—	$—
As of March 31, 2007, we had total cash and cash equivalents of $14.2 million and no amounts outstanding on our revolving credit facility. The decrease in our cash and cash equivalents from December 31, 2006 was primarily due to purchases of machinery and equipment.
During July 2006, Standby Warrants, originally issued on September 21, 2005 to the standby purchasers during the 2005 rights offering, to purchase 2,302,001 shares of our common stock with an exercise price equal to the rights offering subscription price of $5.25 and an expiration of July 31, 2006, were exercised resulting in cash proceeds of $12.1 million.
On September 29, 2006, we completed the sale of our assembly business to VMS LLC for $12.0 million in cash.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, 1,201,964 shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price will be held in escrow by a third-party escrow agent for up to one year to guaranty any indemnification claims by us that may arise. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as revolving credit facilities discussed below. In April 2007, we consolidated the two outstanding term loans totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released their liens on all assets of Sovereign other than the real property.
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
Revolving Credit Facilities
On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation (“GECC”) acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventory. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than equipment) of the borrowers, and by a pledge of the stock of the our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (8.25% at March 31, 2007). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent.
As of March 31, 2007, the borrowing capacity under the credit facility was approximately $13.9 million, however, no amounts were outstanding.
In connection with this transaction, the Company allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.
Series B Preferred Stock
In March 2004, we completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million.
In September 2005, we paid $41.4 million to redeem two-thirds or 857,944 shares, of the outstanding Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. In October 2005, a holder of the Series B Preferred Stock exercised their conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced our aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

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
Consolidated Cash Flows
The following table summarizes our statements of cash flows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months ended
	March 31,	March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(111)	$2,802
Investing activities	(1,651)	(826)
Financing activities	121	(484)
Effect of exchange rates on cash	(41)	68

Net increase (decrease) in cash and cash equivalents	$(1,682)	$1,560

Net cash provided by (used in) operating activities represents net income, adjusted for non-cash charges and working capital changes. The $2.9 million decrease from $111,000 used in operating activities for the three months ended March 31, 2007 compared to $2.8 million provided by operating activities during the same period in 2006 was primarily due to a reduction in operating income and higher cash used from changes in operating assets, particularly in accounts receivable due to lower sales and in accounts payable due to improved timeliness of payments to certain key suppliers in a effort to strengthen strategic relationships.
The $825,000 increase in net cash used in investing activities for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to an increase in purchases of machinery and equipment in 2007.
The $605,000 increase from $121,000 net cash provided by financing activities for the three months ended March 31, 2007 compared to $484,000 used in financing activities for the same period in 2006 was primarily due to no Series B Preferred Stock dividends as a result of the final repurchase in October 2006, a decrease in debt repayments, and an increase in proceeds from stock option exercises in the first quarter of 2007 compared to 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Advances under our Credit Facility bear interest at the prime rate (8.25% at March 31, 2007). If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings. There were no outstanding borrowings as of or during the quarter ended March 31, 2007.

Foreign Currency Exchange Risk
A portion of the sales and expenses of our Canadian operations are denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS 52 “Foreign Currency Translation” and could have a material impact on results of operations and cash flows in the event of currency fluctuations.
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
Changes in Internal Controls
No change in our internal control over financial reporting occurred during our last fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2006 for a summary of our previously reported legal proceedings. Since the date of the Annual Report on Form 10-K for the period ended December 31, 2006 (the “10-K”), there have been no material developments in previously reported legal proceedings, except as set forth below.
On March 30, 2007, the Court approved the preliminary settlement among the parties in In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007.
On March 12, 2007, the Court in SMDI v. Laminate Technologies Corp. (Case No. CV06-1661-PHX-FJM) granted a motion submitted by Nelco Technology, Inc. to have the action dismissed from Federal court for lack of subject matter jurisdiction and remanded the case to Arizona Superior Court for Maricopa County (as Case No. CV2006-006541).

Item 1A.
There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Our Milpitas facility is structured in two separate buildings (manufacturing in one building and test and administrative functions in another), under separate lease agreements with different landlords. The lease on the administrative building expires in July 2007. On April 24, 2007, Dynamic Details, Incorporated, Silicon Valley, a wholly-owned subsidiary of the Company, entered into a lease agreement with a new landlord for space adjacent to the current facility. The lease covers approximately 22,376 square feet of office and light industrial space for a period of 50 months, commencing on August 1, 2007 and ending September 30, 2011. We have reserved the right to extend the term of the lease for a period of three years. We will receive a tenant improvement allowance of $179,000 to cover a portion of the build out expenses for the new location. Under the agreement, the monthly basic rent shall be $20,138, commencing on October 1, 2007 and subject to annual increases of approximately 3% per year.
Item 6. Exhibits
The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005

10.1	Dynamic Details Incorporated 2007 Senior Management Bonus Program		10-K	12/31/2006	10.2	3/12/2007

10.2	Employment Agreement dated April 13, 2007 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/18/2007

10.3	Employment Agreement dated April 13, 2007 between DDi Corp. and Sally L. Goff		8-K		99.2	4/18/2007

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.4	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes		10-K	12/31/2006	10.12	3/12/2007

10.5
Amended and Restated Credit Agreement dated as of March 30, 2007, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, DDi Sales Corp., Sovereign Circuits, Inc. and Sovereign Flex Products, LLC; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.
		X

10.6
Amended and Restated Security Agreement, dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

10.7
Amended and Restated Guaranty dated as of March 30, 2007, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

10.8
Amended and Restated Pledge Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.9
Amended and Restated Patent, Trademark and Copyright Security Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
X

10.10
Amendment No. 4 to Credit Agreement dated as of March 30, 2007 among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.
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

DDi CORP.
Date: May 9, 2007	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: May 9, 2007	/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer

Exhibit Index

			Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005

10.1	Dynamic Details Incorporated 2007 Senior Management Bonus Program		10-K	12/31/2006	10.2	3/12/2007

10.2	Employment Agreement dated April 13, 2007 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/18/2007

10.3	Employment Agreement dated April 13, 2007 between DDi Corp. and Sally L. Goff		8-K		99.2	4/18/2007

10.4	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes		10-K	12/31/2006	10.12	3/12/2007

10.5
Amended and Restated Credit Agreement dated as of March 30, 2007, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, DDi Sales Corp., Sovereign Circuits, Inc. and Sovereign Flex Products, LLC; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.
		X

10.6
Amended and Restated Security Agreement, dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

10.7
Amended and Restated Guaranty dated as of March 30, 2007, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

10.8
Amended and Restated Pledge Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
		X

Incorporated by Reference
		Filed		Period		Filing
Exhibit	Description	Herewith	Form	Ending	Exhibit	Date
10.9
Amended and Restated Patent, Trademark and Copyright Security Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.
X

10.10
Amendment No. 4 to Credit Agreement dated as of March 30, 2007 among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.
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