Form 10-Q
period 2007-06-30
DDI CORP
filed 2007-08-08
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of August 6, 2007, DDi Corp. had 22,615,819 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DDi CORP.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,978	$15,920
Accounts receivable, net	26,074	24,593
Inventories	14,515	14,559
Prepaid expenses and other	1,394	1,146

Total current assets	59,961	56,218
Property, plant and equipment, net	30,261	31,162
Goodwill	39,229	39,229
Intangible assets, net	9,788	12,467
Other	575	535

Total assets	$139,814	$139,611

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$244	$312
Accounts payable	11,342	12,884
Accrued expenses and other current liabilities	9,264	9,820
Income taxes payable	2,214	1,972

Total current liabilities	23,064	24,988
Long-term debt	1,638	1,732
Other long-term liabilities	3,103	3,324
Series A Preferred Stock	—	—

Total liabilities	27,805	30,044

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.001 par value, 190,000 shares authorized, 22,616 and 22,569 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23	23
Additional paid-in-capital	241,742	240,356
Accumulated other comprehensive income	357	268
Accumulated deficit	(130,113)	(131,080)

Total stockholders’ equity	112,009	109,567

Total liabilities and stockholders’ equity	$139,814	$139,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$49,133	$52,511	$92,580	$103,464
Cost of goods sold	37,867	42,450	73,324	83,113

Gross profit	11,266	10,061	19,256	20,351
Operating expenses:
Sales and marketing	3,328	4,033	6,452	8,289
General and administrative	3,892	3,363	7,703	7,256
Amortization of intangible assets	1,339	1,149	2,679	2,299
Restructuring and other related charges	132	475	209	872
Litigation reserve	—	1,727	—	1,727

Operating income (loss)	2,575	(686)	2,213	(92)
Interest expense, net	120	415	451	862
Other expense (income), net	113	(160)	115	(58)

Income (loss) before income tax expense	2,342	(941)	1,647	(896)
Income tax expense	384	1,209	680	1,757

Net income (loss)	$1,958	$(2,150)	$967	$(2,653)

Less: Series B Preferred Stock dividends and accretion	—	(1,800)	—	(3,600)

Net income (loss) applicable to common stockholders	$1,958	$(3,950)	$967	$(6,253)

Net income (loss) per share applicable to common stockholders—basic	$0.09	$(0.22)	$0.04	$(0.34)

Net income (loss) per share applicable to common stockholders—diluted	$0.09	$(0.22)	$0.04	$(0.34)

Weighted-average shares used in per share computations—basic	22,613	18,308	22,604	18,293

Weighted-average shares used in per share computations—diluted	22,655	18,308	22,650	18,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$967	$(2,653)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	4,777	5,140
Amortization of debt issuance costs and discount	204	358
Amortization of intangible assets	2,679	2,299
Non-cash compensation	1,150	667
Non-cash and accrued restructuring and other related charges	—	1,112
Other	44	83
Changes in operating assets and liabilities:
Accounts receivable	(973)	(1,313)
Inventories	289	(3,531)
Prepaid expenses and other assets	(164)	125
Accounts payable	(1,740)	2,904
Accrued expenses and other liabilities	(777)	(692)
Income tax payable	(45)	1,050

Net cash provided by operating activities	6,411	5,549

Cash flows from investing activities:
Purchases of property and equipment	(3,700)	(2,185)
Proceeds from the release of restricted cash	—	571

Net cash used in investing activities	(3,700)	(1,614)

Cash flows from financing activities:
Principal payments on long-term debt	(162)	(9)
Payment of debt issuance costs	(287)	—
Net repayments on revolving credit facility	—	(9,929)
Payment of Series B Preferred Stock dividends	—	(580)
Proceeds from exercise of stock options	236	96

Net cash used in financing activities	(213)	(10,422)

Effect of exchange rate changes on cash and cash equivalents	(440)	(391)

Net increase (decrease) in cash and cash equivalents	2,058	(6,878)
Cash and cash equivalents, beginning of period	15,920	25,985

Cash and cash equivalents, end of period	$17,978	$19,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” All intercompany transactions have been eliminated in consolidation.

On September 29, 2006, the Company completed the sale of its assembly business to VMS LLC (“VMS”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business up to and including September 29, 2006 were included in the condensed consolidated financial statements.

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in North Jackson, Ohio. Revenues and costs of Sovereign since October 23, 2006 are included in the Company’s consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended June 30, 2007 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2006.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations or cash flows.

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 11 for additional information.

Effective January 1, 2007, the Company adopted EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$6,876	$7,719
Work-in-process	4,002	3,265
Finished goods	3,637	3,575

Total	$14,515	$14,559

NOTE 3.	REVOLVING CREDIT FACILITY

On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation (“GECC”) acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (8.25% at June 30, 2007). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended June 30, 2007, Liquidity was above the financial

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent.

As of June 30, 2007, the borrowing capacity under the credit facility was $17.6 million; however, no amounts were outstanding.

In connection with this transaction, the Company allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

NOTE 4.	LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At June 30, 2007, the balance on the term loan was $1.9 million.

NOTE 5.	PRODUCT WARRANTY

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

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Beginning balance	$593	$606	$592	$527
Current period warranty charges	838	956	1,766	1,762
Actual warranty costs incurred	(738)	(921)	(1,665)	(1,648)

Ending balance	$693	$641	$693	$641

NOTE 6.	STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock option activity under all plans for the six months ended June 30, 2007:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2006	1,862	$9.76	8.7	$1,040
Granted	372	$6.73
Exercised	(47)	$5.06
Forfeited	(123)	$11.76

Balance as of June 30, 2007	2,064	$9.21	8.3	$1,928

Options exercisable as of June 30, 2007	666	$13.90	6.8	$555

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the closing market price of DDi’s common stock as of June 30, 2007 for those awards that have an exercise price below the quoted price at June 30, 2007. The Company had outstanding at June 30, 2007 options to purchase an aggregate

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of 1.8 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $1.9 million.

During the three and six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $5,000 and $101,000, respectively, determined as of the date of exercise.

During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $51,000 and $244,000, respectively, determined as of the date of exercise.

During the three and six months ended June 30, 2007, the Company recorded $58,000 and $93,000, respectively, of incremental cost resulting from the modification of pre-existing awards.

At June 30, 2007, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $4.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Determining Fair Value

The fair values of the Company’s stock options granted to employees for the three and six months ended June 30, 2007 and 2006 were estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected term (years)	4	4	4	4
Expected stock price volatility	55%	74%	56%	74%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.5%	5.1%	4.6%	5.1%
Weighted average fair value per share	$3.22	$4.57	$3.23	$4.56

NOTE 7.	SEGMENT REPORTING

Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment related to the design, development, manufacture and test of complex printed circuit boards. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales:
North America (a)	$45,045	$49,083	$85,804	$96,086
Asia	3,741	2,959	6,029	6,041
Other	347	469	747	1,337

Total	$49,133	$52,511	$92,580	$103,464

(a)	The majority of net sales in North America represent net sales to customers located in the United States.

NOTE 8.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS No. 123R, “Share-Based Payment.”

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$1,958	$(2,150)	$967	$(2,653)
Less: Series B Preferred Stock dividends and accretion	—	(1,800)	—	(3,600)

Net income (loss) applicable to common stockholders	$1,958	$(3,950)	$967	$(6,253)

Weighted-average shares of common stock outstanding—Basic	22,613	18,308	22,604	18,293
Weighted common stock equivalents	42	—	46	—

Weighted-average shares of common stock and common stock equivalents outstanding—Diluted	22,655	18,308	22,650	18,293

Net income (loss) per share applicable to common stockholders:
Basic	$0.09	$(0.22)	$0.04	$(0.34)

Diluted	$0.09	$(0.22)	$0.04	$(0.34)

For the three and six months ended June 30, 2007, common shares issuable upon exercise of outstanding stock options of 2.0 million were excluded from the diluted net income per common share calculation for those periods as their impact would have been anti-dilutive. As a result of the net losses incurred during the three and six months ended June 30, 2006, common shares issuable upon exercise of outstanding stock options and warrants or upon conversion of Series B Preferred Stock of 3.3 million and 1.3 million, respectively, were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.

NOTE 9.	COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$1,958	$(2,150)	$967	$(2,653)
Other comprehensive income (loss):
Foreign currency translation adjustments	78	(229)	89	(136)

Comprehensive income (loss)	$2,036	$(2,379)	$1,056	$(2,789)

NOTE 10.	COMMITMENTS AND CONTINGENCIES

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain former officers and directors on behalf of purchasers of common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In the second quarter of 2006, when the Company determined that it was probable the case would settle for an amount in excess of the deductible, the Company accrued the remaining exposure on the deductible to the Company of approximately

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$1.7 million ($2.5 million deductible less fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On March 30, 2007, the Court approved the preliminary settlement among the parties in In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, the Company paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on the Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds. The settlement will have no further impact on the Company’s consolidated financial statements because the insurance carrier has agreed to pay the portion of the settlement less the deductible that was accrued for in the second quarter of 2006.

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

NOTE 11.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s consolidated financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $1.5 million of total gross unrecognized tax benefits at the beginning of 2007. If recognized in future periods there would be a favorable effect to the effective tax rate of $708,000 and a reduction to goodwill of $756,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Canadian income tax matters have already been examined through 2004. State jurisdictions that remain subject to examination range from 2001 to 2007.

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at January 1, 2007 were $358,000.

NOTE 12.	ACQUISITION OF SOVEREIGN CIRCUITS

On October 23, 2006, the Company acquired Sovereign Circuits Inc. (“Sovereign”), a privately held printed circuit board manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1,201,964 shares of the

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s common stock. The Company also assumed Sovereign’s debt of approximately $2.3 million and paid acquisition related costs of $416,000. Under the terms of the merger agreement, 15% of the purchase price will be held in an escrow fund by a third-party escrow agent to guaranty any indemnification claims by the Company that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds, less any claims for indemnification if applicable, are to be paid out on the twelve month anniversary of the closing date of the acquisition. At this time, there have been no claims made against the escrow fund.

The acquisition of Sovereign was accounted for as a purchase under SFAS No. 141, “Business Combinations” (“SFAS 141”). In accordance with SFAS 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including independent appraisals. These intangible assets include $2.3 million of goodwill and $3.8 million of customer relationships. The customer relationships are being amortized over five years.

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition had been completed as of January 1, 2006 and gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets (in thousands except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pro forma net sales	$57,597	$113,043
Pro forma net loss applicable to common stockholders	$(3,372)	$(5,371)
Pro forma net loss per share applicable to common stockholders—basic and diluted	$(0.17)	$(0.28)
Pro forma weighted-average shares—basic and diluted	19,510	19,495

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended June 30, 2007. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On September 29, 2006, we completed the sale of our assembly business to VMS LLC (“VMS”). The divestiture of this lower margin assembly business has allowed us to realign our business around our core PCB operations. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business through September 29, 2006 were included in our results of operations.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer. We believe the acquisition of Sovereign has extended our presence in key PCB markets, such as the military and aerospace markets, as well as expanded our technical capabilities to include flex and rigid-flex technologies. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign has added flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by our sales team. Revenues and costs of Sovereign’s business beginning October 23, 2006 are included in our results of operations.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials, functionality and design features. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density, and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. We see several significant trends within the printed circuit board manufacturing industry, including:

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

•

Shifting of high volume production to Asia. Asian-based manufacturers of printed circuit boards are capitalizing on their lower labor costs and are increasing their production and market share of printed circuit boards used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.

Results of Operations for the Three Months ended June 30, 2007 Compared to the Three months Ended June 30, 2006

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced, multi-layer PCBs (and during 2006, to a lesser extent, value added assembly services through September 29, 2006, when we sold our assembly business).

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Net sales	$49,133	$52,511	$(3,378)	(6.4%)
Cost of goods sold	37,867	42,450	(4,583)	(10.8%)
Gross profit	11,266	10,061	1,205	12.0%
Gross profit as a percentage of net sales	22.9%	19.2%

Net sales decreased $3.4 million, or 6.4%, to $49.1 million for the second quarter of 2007, from $52.5 million for the same period in 2006. The decrease in net sales was due to the sale of the assembly business in the third quarter of 2006 which accounted for $8.8 million in sales in the second quarter of 2006, partially offset by growth in PCB sales. Second quarter 2007 PCB sales increased 12.3% compared to PCB sales of $43.7 million in the second quarter of 2006 primarily due to an increase in volume of shipments and an increase in average pricing attributed to a change in mix to higher technology-based products.

Gross Profit

Gross margin as a percentage of net sales was 22.9% for the second quarter of 2007 compared to 19.2% of total net sales and 21.3% of PCB sales for the same period in 2006. The increase in gross margin as a percentage of net PCB sales was primarily due to an increase in volume of shipments, an increase in average pricing attributed to a change in mix to higher technology-based products, better absorption of fixed costs, and improved operating performance, partially offset by higher material costs as a percentage of sales due to the change in technology mix and to material cost increases, and a $350,000 increase in management and factory performance incentives accrued in the second quarter of 2007 compared to the second quarter of 2006.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Three months ended
	June 30, 2007	June 30, 2006
Non-cash compensation:
Cost of goods sold	$85	$130
Sales and marketing expenses	43	30
General and administrative expenses	470	264

Total non-cash compensation	$598	$424

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).

Sales and Marketing Expenses

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Sales and marketing expenses	$3,328	$4,033	$(705)	(17.5%)
Percentage of net sales	6.8%	7.7%

Sales and marketing expenses decreased 17.5% in the second quarter of 2007 to $3.3 million, or 6.8% of net sales, from $4.0 million, or 7.7% of net sales, for the second quarter of 2006. The decrease in expenses is primarily due to the elimination of sales and marketing costs associated with the assembly business which was sold in September 2006. The reduction in sales and marketing expenses as a percentage of net sales is due to the operating leverage that results from higher sales levels.

General and Administrative Expenses

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
General and administrative expenses	$3,892	$3,363	$529	15.7%
Percentage of net sales	7.9%	6.4%

General and administrative expenses increased 15.7% in the second quarter of 2007 to $3.9 million, or 7.9% of net sales, from $3.4 million, or 6.4% of net sales, for the second quarter of 2006. The increase in general and administrative expenses was primarily due to a $200,000 increase in non-cash compensation expense related to stock options in the second quarter of 2007 compared to the second quarter of 2006 and a $200,000 increase in management incentives accrued in the second quarter of 2007 compared to the second quarter of 2006.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as a result of the Sovereign acquisition in October 2006. The increase in amortization expense of $190,000 in the second quarter of 2007 compared to the second quarter of 2006 is the result of the additional customer relationships identified in the Sovereign acquisition. Intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense each quarter through November 2008 and then $190,000 each quarter thereafter until October 2011.

Restructuring and other related charges

The restructuring and other related charges in the second quarter of 2006 relate to the closing of our Arizona facility, which encompassed three buildings and produced mass lamination cores for four of our North American PCB plants. Our Virginia facility assumed the majority of the mass lamination work previously performed by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility and exited the last building in the third quarter of 2006. The restructuring and other related charges in the second quarter of 2007 relate to ongoing legal fees related to pending litigation with the landlord of two of the buildings.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, cash interest and fees related to our Credit Facility, interest expense associated with long-term leases, offset by interest income. Net interest expense decreased to $120,000 for the second quarter of 2007 from $415,000 for the second quarter of 2006. The decrease is primarily related to a reduction in interest and fees associated with our revolving Credit Facility due to the reduced level of borrowing activity during the second quarter of 2007 compared to the second quarter of 2006 and reduced fees as a result of the renewal in March 2007 and higher interest income from higher average cash balances during the second quarter of 2007 compared to the second quarter of 2006.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the second quarter of 2007, net other expense was $113,000 compared to net other income of $160,000 in the second quarter of 2006. The change over the prior year period was primarily related to net foreign exchange losses from our Canadian operations in the second quarter of 2007 compared to net foreign exchange gains in the same quarter of 2006.

Income Tax Expense

For the second quarter of 2007, income tax expense decreased to $384,000 from $1.2 million in the prior year comparable period and consists of both U.S. and Canadian income taxes. The decrease was primarily related to a reduction in U.S. jurisdictional income tax expense in the second quarter of 2007 compared to the second quarter of 2006. The effective tax rate for DDi for 2007 is based on projected U.S. and Canadian book income. Since there has been a U.S. book loss for the six months ended June 30, 2007, minimal U.S. income tax expense has been recorded in the second quarter and the majority of expense recorded relates to Canadian income taxes.

Under the fresh-start accounting rules related to our emergence from bankruptcy in 2003, any reduction of a valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill and not as a tax benefit for book purposes even though the net operating losses result in a reduction of cash taxes paid by us.

Series B Preferred Stock Dividends and Accretion

As a result of the early redemption of the remaining Series B Preferred shares in October 2006, no dividends or accretion were incurred in the second quarter of 2007. For the second quarter of 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion composed of $290,000 of cash dividends, $100,000 of amortization of issuance costs, and $1.4 million of accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value.

Results of Operations for the Six Months ended June 30, 2007 Compared to the Six months Ended June 30, 2006

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Net sales	$92,580	$103,464	$(10,884)	(10.5%)
Cost of goods sold	73,324	83,113	(9,789)	(11.8%)
Gross profit	19,256	20,351	(1,095)	(5.4%)
Gross profit as a percentage of net sales	20.8%	19.7%

Net Sales

Net sales decreased $10.9 million, or 10.5%, to $92.6 million for the six months ended June 30, 2007, compared to $103.5 million for the same period in 2006. The decrease in net sales was due to the sale of the assembly business in the third quarter of 2006 which accounted for $15.6 million in sales in the six months ended June 30, 2006, partially offset by growth in PCB sales. PCB sales for the six months ended June 30, 2007 increased 5.3% compared to PCB sales of $87.9 million for the six months ended June 30, 2006 primarily due to an increase in volume of shipments and an increase in average pricing attributed to a change in mix to higher technology-based products.

Gross Profit

Gross margin for the six months ended June 30, 2007 was 20.8% of net sales compared to 19.7% of net sales and 20.9% of PCB sales for the same period in 2006. While the PCB gross margin percentage was essentially flat on higher sales volumes and higher average pricing attributed to the change in mix to higher technology-based products, there were offsetting factors including higher material costs and a $175,000 increase in management and factory performance incentives accrued in the first half of 2007 compared to the same period in 2006.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Six months ended
	June 30, 2007	June 30, 2006
Non-cash compensation:
Cost of good sold	$169	$251
Sales and marketing expenses	6	43
General and administrative expenses	975	373

Total non-cash compensation	$1,150	$667

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R.

Sales and Marketing Expenses

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Sales and marketing expenses	$6,452	$8,289	($1,837)	(22.2%)
Percentage of net sales	7.0%	8.0%

Total sales and marketing expenses decreased 22.2% to $6.5 million, or 7.0% of net sales for the six months ended June 30, 2007, from $8.3 million, or 8.0% of net sales for the six months ended June 30, 2006. The decrease was primarily due to the elimination of sales and marketing costs associated with the assembly business which was sold in September 2006, as well as lower marketing costs and no officer’s severance in 2007 which was $240,000 in 2006.

General and Administrative Expenses

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
General and administrative expenses	$7,703	$7,256	$447	6.2%
Percentage of net sales	8.3%	7.0%

Total general and administrative expenses increased 6.2% to $7.7 million, or 8.3% of net sales for the six months ended June 30, 2007, from $7.3 million, or 7.0% of net sales for the six months ended June 30, 2006. The increase in general and administrative expenses was primarily attributable to a $600,000 increase in non-cash compensation related to stock options in the six months ended June 30, 2007 compared to the same period in 2006, and a $100,000 increase in management incentives accrued in the first half of 2007 compared to the same period in 2006, partially offset by lower professional fees primarily related to legal and Sarbanes Oxley compliance and the elimination of certain administrative costs related to the assembly business.

Litigation Reserve

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain of our former officers and directors on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In the second quarter of 2006, when we determined that it was probable the case would settle for an amount in excess of the deductible, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less legal fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On March 30, 2007, the Court approved the preliminary settlement among the parties in In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, we paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on our Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds. The settlement will have no further impact on our consolidated financial statements because our insurance carrier has agreed to pay our portion of the settlement less the deductible that we accrued for in the second quarter of 2006.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as a result of the Sovereign acquisition in October 2006. The increase in amortization expense of $380,000 in the first half of 2007 compared to the first half of 2006 is the result of the additional customer relationships identified in the Sovereign acquisition. Intangible assets are being amortized using the straight-line method over an estimated useful life of five years through October 2011.

Restructuring and other related charges

The restructuring related charges in the first half of 2006 relate to the closing of our Arizona facility, which encompassed three buildings and produced mass lamination cores for four of our North American PCB plants. Our Virginia facility assumed the majority of the mass lamination work previously performed by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility and exited the last building in the third quarter of 2006. The restructuring related charges in the first half of 2007 relate to ongoing legal fees related to pending litigation with the landlord of two of the buildings.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, cash interest and fees related to our Credit Facility, interest expense associated with long-term leases, offset by interest income. Net interest expense decreased to $451,000 for the six months ended June 30, 2007 from $862,000 for the same period in 2006. The decrease is primarily related to a reduction in interest and fees associated with our revolving Credit Facility due to the reduced level of borrowing activity during 2007 compared to 2006 and reduced fees as a result of the renewal in March 2007, and higher interest income from higher average cash balances during 2007 compared to 2006.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the six months ended June 30, 2007, net other expense was $115,000 compared to net other income of $58,000 for the six months ended June 30, 2006. The change from the prior year period was primarily related to net foreign exchange losses from our Canadian operations during the six months ended June 30, 2007 compared to net foreign exchange gains for the same period in 2006.

Income Tax Expense

For the six months ended June 30, 2007, income tax expense decreased to $680,000 in 2007 from $1.8 million in the same period in 2006 and consists of both U.S and Canadian income taxes. The decrease in income tax expense for the six months ended June 30, 2007 was primarily due to less U.S. jurisdictional income tax expense in the first six months of 2007 compared to the first six months of 2006. Our effective tax rate for 2007 is based on projected U.S. and Canadian book income. Since there has been a U.S. book loss for the six months ended June 30, 2007, minimal U.S. income tax expense has been recorded in the six months ended June 30, 2007 and the majority of expense recorded relates to Canadian income taxes.

Under the fresh-start accounting rules related to our emergence from bankruptcy in 2003, any reduction of a valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill and not as a tax benefit for book purposes even though the net operating losses result in a reduction of cash taxes paid by us.

Series B Preferred Stock Dividends and Accretion

As a result of the early redemption of the remaining Series B Preferred shares in October 2006, no dividends or accretion were incurred in the first half of 2007. For the first half of 2006, we reported $3.6 million of Series B Preferred Stock dividends and accretion composed of $580,000 of cash dividends, $200,000 of amortization of issuance costs, and $2.8 million of accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value.

Liquidity and Capital Resources

(Dollars in thousands)	June 30, 2007	December 31, 2006
Working capital	$36,897	$31,230
Current ratio (current assets to current liabilities)	2.6 : 1.0	2.2 : 1.0
Cash and cash equivalents	$17,978	$15,920
Long-term debt (including current maturities)	$1,882	$2,044
Revolving credit facility borrowings	$—	$—

As of June 30, 2007, we had total cash and cash equivalents of $18.0 million and no amounts outstanding on our revolving credit facility. The increase in our cash and cash equivalents and working capital from December 31, 2006 was primarily due to cash generated from operations.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, 1,201,964 shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price will be held in an escrow fund by a third-party escrow agent to guaranty any indemnification claims by us that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds, less any claims for indemnification if applicable, are to be paid out on the twelve month anniversary of the closing date of the acquisition. At this time, there have been no claims made against the escrow fund. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as the revolving credit facilities discussed below. In April 2007, we consolidated the two outstanding term loans with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property.

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

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and our asset-based revolving Credit Facility, along with proceeds from various equity offerings. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued availability of our Credit Facility, if necessary, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Revolving Credit Facility

On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and changed the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventory. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (8.25% at June 30, 2007). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended June 30, 2007, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. In connection with this transaction, we allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

As of June 30, 2007, the borrowing capacity under the Credit Facility was approximately $17.6 million, however, no amounts were outstanding.

Series B Preferred Stock

In March 2004, we completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million.

In September 2005, we paid $41.4 million to redeem two-thirds or 857,944 shares, of the outstanding Series B Preferred Stock including accrued and unpaid dividends of $564,000 and a 1% early repayment fee of $203,000. In October 2005, a holder of the Series B Preferred Stock exercised his conversion option to convert 21,097 shares of Series B Preferred Stock, which were each convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. This transaction reduced our aggregate redemption commitment on the Series B Preferred Stock by $1.0 million to $19.3 million.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended
	June 30, 2007	June 30, 2006
Net cash provided by (used in):
Operating activities	$6,411	$5,549
Investing activities	(3,700)	(1,614)

Financing activities	(213)	(10,422)
Effect of exchange rates on cash and cash equivalents	(440)	(391)

Net increase (decrease) in cash and cash equivalents	$2,058	$(6,878)

Net cash provided by operating activities represents net income, adjusted for non-cash charges and working capital changes. The $862,000 increase in cash provided by operations to $6.4 million for the six months ended June 30, 2007 compared to $5.5 million during the same period in 2006 was primarily due to an increase in net income and a reduction in inventories, partially offset by a decrease in accounts payable due to improved timeliness of payments to certain key suppliers in an effort to strengthen strategic relationships.

The $2.1 million increase in net cash used in investing activities for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to an increase in purchases of machinery and equipment in 2007 to expand capacity in certain facilities and add to our technology capabilities.

The $10.2 million decrease in net cash used in financing activities for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to no activity on the revolving credit facility in the first half of 2007 compared to $9.9 million of repayments in the first half of 2006 as well as no Series B Preferred Stock dividends in 2007 as a result of the final repurchase of outstanding Series B shares in October 2006.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 21-22 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at June 30, 2007 there have been no material changes to this information.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2007, we adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States of America. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (8.25% at June 30, 2007). If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings. There were no outstanding borrowings as of or during the three or six months ended June 30, 2007.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52, “Foreign Currency Translation” and could have a material impact on results of operations and cash flows in the event of currency fluctuations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Q1 10-Q”) for a summary of our previously reported legal proceedings. Since the date of the filing of the Q1 10-Q, there have been no material developments in previously reported legal proceedings. See Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of DDi Corp. was held on May 8, 2007 for the purpose of (i) electing seven directors to the Board of Directors; (ii) voting on a proposal to approve an amendment to the DDi Corp. 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 1,000,000; and (iii) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Proposal 1. Robert J. Amman, Jay B. Hunt, Andrew E. Lietz, Bryant R. Riley, Steven C. Schlepp, Carl Vertuca, Jr. and Mikel H. Williams were elected by a plurality vote to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.

The tabulation of votes cast for the election of Messrs. Amman, Hunt, Lietz, Riley, Schlepp, Vertuca and Williams was as follows:

	Votes For	Votes Withheld
Robert J. Amman	16,688,028	455,641
Jay B. Hunt	16,429,564	714,105
Andrew E. Lietz	16,429,710	713,959
Bryant R. Riley	16,972,148	171,521
Carl Vertuca, Jr.	16,661,360	482,309
Steven C. Schlepp	16,429,696	713,973
Mikel H. Williams	16,661,484	482,185

Proposal 2. The proposal to approve an amendment to the DDi Corp. 2005 Stock Incentive Plan to increase the number of shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) available for issuance thereunder by 1,000,000 was approved. The affirmative vote of a majority of the votes cast by holders of the shares of Common Stock and Series A Preferred Stock of the Company, par value $.001 par value per share, present in person or by proxy at the Annual Meeting and entitled to vote on Proposal 2, voting together as a single class, was required for approval. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions
10,817,601	464,978	353,767

Proposal 3. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved. The affirmative vote of a majority of the votes cast by holders of the shares of common stock and Series A Preferred Stock of the Company present in person or by proxy at the Annual Meeting and entitled to vote on Proposal 3, voting together as a single class, was required for approval. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions
17,117,095	555	26,019

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the Securities and Exchange Commission (“SEC”) as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Index	Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	2/8/2006

3.6	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005

10.1	Lease Agreement dated April 24, 2007 by and between Tarob Court Properties, LLC and Dynamic Details, Incorporated Silicon Valley.	X

10.2	Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.	X

Index	Description	Filed Herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.3	Amendment to Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.	X

10.4	Promissory Note dated March 30, 2007.	X

10.5	Business Loan Agreement dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: August 8, 2007	/s/ MIKEL H. WILLIAMS
Mikel H. Williams President and Chief Executive Officer

Date: August 8, 2007	/s/ SALLY L. GOFF
Sally L. Goff Chief Financial Officer