Form 10-Q
period 2007-09-30
DDI CORP
filed 2007-11-07
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of November 1, 2007, DDi Corp. had 22,623,580 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi CORP.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$18,893	$15,920
Accounts receivable, net	25,491	24,593
Inventories	13,932	14,559
Prepaid expenses and other	1,520	1,146

Total current assets	59,836	56,218
Property, plant and equipment, net	29,657	31,162
Goodwill	39,229	39,229
Intangible assets, net	8,449	12,467
Other	657	535

Total assets	$137,828	$139,611

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$244	$312
Accounts payable	10,746	12,884
Accrued expenses and other current liabilities	9,384	9,820
Income taxes payable	822	1,972

Total current liabilities	21,196	24,988
Long-term debt	1,577	1,732
Other long-term liabilities	3,075	3,324
Series A Preferred Stock	—	—

Total liabilities	25,848	30,044

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.001 par value,190,000 shares authorized, 22,621 shares issued and 22,506 outstanding as of September 30, 2007 and 22,569 shares issued and outstanding as of December 31, 2006	23	23
Additional paid-in-capital	242,316	240,356
Treasury stock at cost; 115 shares at September 30, 2007	(747)	—
Accumulated other comprehensive income	495	268
Accumulated deficit	(130,107)	(131,080)

Total stockholders’ equity	111,980	109,567

Total liabilities and stockholders’ equity	$137,828	$139,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$43,290	$51,374	$135,870	$154,838
Cost of goods sold	35,562	42,263	108,886	125,376

Gross profit	7,728	9,111	26,984	29,462
Operating expenses:
Sales and marketing	2,976	3,879	9,428	12,168
General and administrative	3,471	3,331	11,174	10,587
Amortization of intangible assets	1,339	1,150	4,018	3,449
Restructuring and other related charges	124	120	333	992
Litigation reserve	—	—	—	1,727
Loss on sale of assembly business	—	4,544	—	4,544

Operating income (loss)	(182)	(3,913)	2,031	(4,005)
Interest expense, net	21	230	472	1,092
Other expense (income), net	59	35	174	(23)

Income (loss) before income tax expense	(262)	(4,178)	1,385	(5,074)
Income tax expense (benefit)	(268)	307	412	2,064

Net income (loss)	$6	$(4,485)	$973	$(7,138)

Less: Series B Preferred Stock dividends and accretion	—	(1,798)	—	(5,398)

Net income (loss) applicable to common stockholders	$6	$(6,283)	$973	$(12,536)

Net income (loss) per share applicable to common stockholders – basic	$0.00	$(0.32)	$0.04	$(0.67)

Net income (loss) per share applicable to common stockholders – diluted	$0.00	$(0.32)	$0.04	$(0.67)

Weighted-average shares used in per share computations – basic	22,571	19,819	22,593	18,807

Weighted-average shares used in per share computations – diluted	22,624	19,819	22,641	18,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$973	$(7,138)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	7,275	7,513
Amortization of debt issuance costs and discount	228	895
Amortization of intangible assets	4,018	3,449
Non-cash compensation	1,698	1,051
Non-cash and accrued restructuring and other related charges	—	1,232
Loss on sale of assembly business	—	4,544
Other	44	142
Changes in operating assets and liabilities (net of sale of assembly business):
Accounts receivable	(143)	(1,556)
Inventories	1,022	(4,194)
Prepaid expenses and other assets	(356)	(233)
Accounts payable	(2,456)	3,085
Accrued expenses and other liabilities	(833)	(1,722)
Income tax payable	(1,320)	1,289

Net cash provided by operating activities	10,150	8,357

Cash flows from investing activities:
Purchases of property and equipment	(5,415)	(4,669)
Proceeds from the release of restricted cash	—	2,972
Proceeds from sale of assembly business	—	12,000
Payment of costs incurred in connection with sale of assembly business	—	(49)

Net cash provided by (used in) investing activities	(5,415)	10,254

Cash flows from financing activities:
Principal payments on long-term debt	(223)	(9)
Proceeds from exercise of Standby Warrants	—	12,085
Payment of debt issuance costs	(287)	—
Net repayments on revolving credit facility	—	(19,929)
Payment of Series B Preferred Stock dividends	—	(870)
Redemption payments of Series B preferred stock	—	(8,333)
Proceeds from exercise of stock options	262	105
Repurchases of common stock	(747)	—

Net cash used in financing activities	(995)	(16,951)

Effect of exchange rate changes on cash and cash equivalents	(767)	(454)

Net increase in cash and cash equivalents	2,973	1,206
Cash and cash equivalents, beginning of period	15,920	25,985

Cash and cash equivalents, end of period	$18,893	$27,191

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of DDi as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006, and such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended September 30, 2007 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations and cash flows.

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

Effective January 1, 2007, the Company adopted EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 provides that a company may adopt a policy of presenting taxes either on a gross basis within revenue and costs or on a net basis. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$6,686	$7,719
Work-in-process	3,940	3,265
Finished goods	3,306	3,575

Total	$13,932	$14,559

NOTE 3. REVOLVING CREDIT FACILITY

On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation (“GECC”) acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (7.75% at September 30, 2007). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended September 30, 2007, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent.

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2007, the borrowing capacity under the credit facility was approximately $16.1 million; however, no amounts were outstanding.

In connection with this transaction, the Company allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

NOTE 4. LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At September 30, 2007, the balance on the term loan was $1.8 million.

NOTE 5. PRODUCT WARRANTY

The Company records warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been consistent with the Company’s estimates. The changes in the Company’s warranty accrual were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Beginning balance	$693	$641	$592	$527
Current period warranty charges	823	751	2,589	2,513
Actual warranty costs incurred	(808)	(774)	(2,473)	(2,422)

Ending balance	$708	$618	$708	$618

NOTE 6. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock option activity under all plans for the nine months ended September 30, 2007:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2006	1,862	$9.76	8.7	$1,040
Granted	401	$6.74
Exercised	(52)	$5.11
Forfeited	(158)	$13.47

Balance as of September 30, 2007	2,053	$9.01	8.1	$539

Options exercisable as of September 30, 2007	648	$13.42	6.7	$216

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the closing market price of DDi’s common stock as of the period end date for those awards that have an exercise price below the quoted price. The Company had outstanding at September 30, 2007 options to purchase an aggregate of 522,000 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $539,000. During the three and nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $6,000 and $107,000, respectively, determined as of the date of exercise.

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $24,000 and $268,000, respectively, determined as of the date of exercise.

During the nine months ended September 30, 2007, the Company recorded $93,000 of incremental cost resulting from the modification of pre-existing awards. The Company did not modify any pre-existing awards during the three months ended September 30, 2007.

At September 30, 2007, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock option plans but not yet recognized was $3.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Determining Fair Value

The fair values of the Company’s stock options granted to employees for the three and nine months ended September 30, 2007 and 2006 were estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected term (years)	4	4	4	4
Expected stock price volatility	51.7%	70.2%	56.1%	73.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.2%	4.6%	4.6%	5.1%
Weighted-average fair value per share	$3.07	$4.54	$3.21	$4.56

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

The following table summarizes net sales by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales:
North America (a)	$39,713	$47,168	$125,517	$143,254
Asia	3,074	2,878	9,103	8,919
Other	503	1,328	1,250	2,665

Total	$43,290	$51,374	$135,870	$154,838

(a)	The majority of net sales in North America are to customers located in the United States.

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

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$6	$(4,485)	$973	$(7,138)
Less: Series B Preferred Stock dividends and accretion	—	(1,798)	—	(5,398)

Net income (loss) applicable to common stockholders	$6	$(6,283)	$973	$(12,536)

Weighted-average shares of common stock outstanding—Basic	22,571	19,819	22,593	18,807
Weighted common stock equivalents	53	—	48	—

Weighted-average shares of common stock and common stock equivalents outstanding—Diluted	22,624	19,819	22,641	18,807

Net income (loss) per share applicable to common stockholders:
Basic	$0.00	$(0.32)	$0.04	$(0.67)

Diluted	$0.00	$(0.32)	$0.04	$(0.67)

For the three and nine months ended September 30, 2007, common shares issuable upon exercise of outstanding stock options of 2.0 million were excluded from the diluted net income per common share calculation for those periods as their impact would have been anti-dilutive. As a result of the net losses incurred during the three and nine months ended September 30, 2006, common shares issuable upon exercise of outstanding stock options and warrants or upon conversion of Series B Preferred Stock of 2.2 million were excluded from the diluted net loss per common share calculation for those periods as their impact would have been anti-dilutive.

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

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$6	$(4,485)	$973	$(7,138)
Other comprehensive income (loss):
Foreign currency translation adjustments	138	(28)	227	(164)

Comprehensive income (loss)	$144	$(4,513)	$1,200	$(7,302)

NOTE 10. COMMITMENTS AND CONTINGENCIES

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain former officers and directors of the Company on behalf of purchasers of common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In the second quarter of 2006, when the Company determined that it was probable the case would settle for an amount in excess of the insurance deductible, the Company accrued the remaining exposure on the deductible to the Company of approximately $1.7 million ($2.5 million deductible less fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

settle the federal class action. On March 30, 2007, the Court approved the preliminary settlement among the parties in In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, the Company paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on the Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds.

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County. SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to timely pay rent and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added the Company’s Dynamic Details, Incorporated subsidiary as a defendant to the action. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona on the basis of diversity jurisdiction. On July 5, 2006, the Company filed a motion to dismiss Dynamic Details, Incorporated as a defendant in SMDI v. Laminate Technologies Corp. (Case No. CV06-1661-PHX-FJM). On August 15, 2006, the court denied the motion to dismiss, but ruled that the plaintiffs must amend their complaint to name the owners of the property as the plaintiffs in the action, instead of SMDI Company, which was the property manager for the property. On August 29, 2006, the plaintiffs filed a second amended complaint to substitute the owners of the building as the plaintiffs and add Nelco Technology, Inc., the previous tenant of the property, as a co-defendant. On September 28, 2006, the Company filed an answer, cross-claim and counterclaim, in which it asserts a cross-claim against Nelco Technology, Inc. for indemnification and contribution and a counterclaim against the plaintiffs for breach of the implied covenant of good faith and fair dealing. On January 25, 2007, the Company filed a motion for leave to amend its answer, counterclaim and cross-claim seeking to join Park Electrochemical Corporation and Nelco Products, Inc., the corporate parents of Nelco Technology, Inc., as cross-defendants to the case. On March 12, 2007, the Court granted a motion submitted by Nelco Technology, Inc. to have the action dismissed from Federal court for lack of subject matter jurisdiction and remanded the case to Arizona Superior Court for Maricopa County (as Case No. CV2006-006541). On September 4, 2007, the Superior Court entered an order dismissing Nelco Technology Inc. from the lawsuit and dismissing the reciprocal cross-claims between Nelco Technology, Inc. and Laminate Technology Corp. Discovery between the parties is proceeding, and mediation of the case is scheduled for November 2007. The case is scheduled for trial beginning in February 2008. The Company believes the plaintiffs claims lack merit and intends to vigorously defend the action.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s consolidated financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $1.5 million of total gross unrecognized tax benefits at the beginning of 2007. If recognized in future periods there would be a favorable effect to the effective tax rate of $708,000 and a reduction to goodwill of $756,000. The Company does not expect the total amount of unrecognized tax benefit to change significantly in the next year.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Canadian income tax matters have already been examined through 2004. State jurisdictions that remain subject to examination range from 2001 to 2007.

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at January 1, 2007 were $358,000.

NOTE 12. ACQUISITION OF SOVEREIGN CIRCUITS

On October 23, 2006, the Company acquired Sovereign Circuits Inc. (“Sovereign”), a privately-held printed circuit board manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1.2 million shares of the Company’s common stock. The Company also assumed Sovereign’s debt of approximately $2.3 million and paid acquisition related costs of approximately $400,000. Under the terms of the merger agreement, 15% of the purchase price was held in an escrow fund by a third-party escrow agent to guaranty any indemnification claims by the Company that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds were paid out in October 2007 on the twelve month anniversary of the closing date of the acquisition. No claims were made

DDi CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

against the escrow fund. The acquisition of Sovereign was accounted for as a purchase under SFAS No. 141, “Business Combinations” (“SFAS 141”). In accordance with SFAS 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including independent appraisals. These intangible assets include $2.3 million of goodwill and $3.8 million of customer relationships. The customer relationships are being amortized over five years.

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition had been completed as of January 1, 2006 and gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets (in thousands except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Pro forma net sales	$56,148	$169,191
Pro forma net loss applicable to common stockholders	$(5,822)	$(11,193)
Pro forma net loss per share applicable to common stockholders—basic and diluted	$(0.28)	$(0.56)
Pro forma weighted-average shares—basic and diluted	21,021	20,009

NOTE 13. STOCK REPURCHASE PROGRAM

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 1.1 million shares of common stock in the open market at prevailing market prices. The Company repurchased 115,346 shares during the quarter ended September 30, 2007 for a total cost of approximately $747,000. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount authorized under the repurchase program is approximately 985,000 shares at September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended September 30, 2007. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer. We believe the acquisition of Sovereign has extended our presence in key PCB markets, such as the military and aerospace markets, as well as expanded our technical capabilities. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign has added flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by our sales team. Revenues and costs of Sovereign’s business beginning October 23, 2006 are included in our results of operations.

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

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced, multi-layer PCBs (and during 2006, to a lesser extent, value added assembly services through September 29, 2006, when we sold our assembly business).

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
Net sales	$43,290	$51,374	$(8,084)	(15.7%)
Cost of goods sold	35,562	42,263	(6,701)	(15.9%)
Gross profit	7,728	9,111	(1,383)	(15.2%)
Gross profit as a percentage of net sales	17.9%	17.7%

Net sales decreased $8.1 million, or 15.7%, to $43.3 million for the third quarter of 2007, from $51.4 million for the same period in 2006. The decrease in net sales was due to the sale of the assembly business in the third quarter of 2006 which accounted for $8.2 million in sales in the third quarter of 2006. Third quarter 2007 PCB sales were essentially flat compared to PCB sales of $43.2 million in the third quarter of 2006 primarily due to an increase in average pricing offset by a decrease in volume.

Gross Profit

Gross profit as a percentage of net sales was 17.9% for the third quarter of 2007 compared to 17.7% of total net sales and 20.8% of PCB sales for the same period in 2006. The decrease in gross profit as a percentage of net PCB sales was primarily due to higher material costs as a percentage of sales due to a shift in mix to higher technology products and to raw material price increases, as well as to lower capacity utilization.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Three months ended
	September 30, 2007	September 30, 2006
Non-cash compensation:
Cost of goods sold	$92	$86
Sales and marketing expenses	45	—
General and administrative expenses	411	298

Total non-cash compensation	$548	$384

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).

Sales and Marketing Expenses

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
Sales and marketing expenses	$2,976	$3,879	$(903)	(23.3%)
Percentage of net sales	6.9%	7.6%

Sales and marketing expenses decreased 23.3% in the third quarter of 2007 to $3.0 million, or 6.9% of net sales, from $3.9 million, or 7.6% of net sales, for the third quarter of 2006. The decrease in expenses is primarily due to the elimination of sales and marketing costs associated with the assembly business which was sold in September 2006, as well as lower compensation and marketing costs.

General and Administrative Expenses

The following table sets forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
General and administrative expenses	$3,471	$3,331	$140	4.2%
Percentage of net sales	8.0%	6.5%

General and administrative expenses increased 4.2% in the third quarter of 2007 to $3.5 million, or 8.0% of net sales, from $3.3 million, or 6.5% of net sales, for the third quarter of 2006. The increase in general and administrative expenses was primarily due to a reallocation of resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives previously focused on operations systems, as well as higher non-cash compensation expense related to stock options. These increases were partially offset by lower audit and Sarbanes-Oxley compliance fees and the elimination of certain administrative costs related to the assembly business sold in September 2006.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as a result of the Sovereign acquisition in October 2006. The increase in amortization expense of $189,000 in the third quarter of 2007 compared to the third quarter of 2006 is the result of the customer relationships resulting from the Sovereign acquisition. Intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense each quarter through November 2008 and then $190,000 each quarter thereafter until October 2011.

Restructuring and other related charges

The restructuring and other related charges in the third quarter of 2006 relate to the closing of our Arizona facility, which encompassed three buildings and produced mass lamination cores for four of our North American PCB plants. Our Virginia facility assumed the majority of the mass lamination work previously performed by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility and exited the last building in the third quarter of 2006. The restructuring and other related charges in the third quarter of 2007 relate to ongoing legal fees and other expenses related to pending litigation with the landlord of two of the buildings of the Arizona facility.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, cash interest and fees related to our Credit Facility, interest expense associated with long-term leases, offset by interest income. Net interest expense decreased to $21,000 for the third quarter of 2007 from $230,000 for the third quarter of 2006 primarily due to a reduction in interest and fees associated with our revolving Credit Facility due to the reduced level of borrowing activity during the third quarter of 2007 compared to the third quarter of 2006 and higher interest income from higher average cash balances during the third quarter of 2007 compared to the third quarter of 2006.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the third quarter of 2007, net other expense was $59,000 compared to net other expense of $35,000 in the third quarter of 2006.

Income Tax Expense

For the third quarter of 2007, there was an income tax benefit of $268,000 compared to income tax expense of $307,000 in the prior year comparable period, which consisted of both U.S. and Canadian income taxes. The change was primarily related to a reduction in projected Canadian taxable income in 2007. Our Canadian subsidiary had a taxable loss in the third quarter of 2007 compared to taxable income in the third quarter of 2006. Since there has been a U.S. book loss for the nine months ended September 30, 2007, minimal U.S. income tax expense has been recorded in the third quarter and the majority of the net tax benefit relates to a decrease in Canadian income taxes.

Under the fresh-start accounting rules related to our emergence from bankruptcy in 2003, any reduction of a U.S. valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes even though the net operating loss carryforwards result in a reduction of cash taxes paid by us.

Series B Preferred Stock Dividends and Accretion

As a result of the early redemption of the remaining Series B Preferred shares in October 2006, no dividends or accretion were incurred in the third quarter of 2007. For the third quarter of 2006, we reported $1.8 million of Series B Preferred Stock dividends and accretion composed of $290,000 of cash dividends, $138,000 of amortization of issuance costs, and $1.4 million of accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Nine months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
Net sales	$135,870	$154,838	$(18,968)	(12.3%)
Cost of goods sold	108,886	125,376	(16,490)	(13.2%)
Gross profit	26,984	29,462	(2,478)	(8.4%)
Gross profit as a percentage of net sales	19.9%	19.0%

Net Sales

Net sales decreased $19.0 million, or 12.3%, to $135.9 million for the nine months ended September 30, 2007, compared to $154.8 million for the same period in 2006. The decrease in net sales was primarily due to the sale of the assembly business in the third quarter of 2006 which accounted for $23.7 million in sales in the nine months ended September 30, 2006, partially offset by growth in PCB sales. PCB sales for the nine months ended September 30, 2007 increased 3.7% compared to PCB sales of $131.1 million for the nine months ended September 30, 2006 primarily due to an increase in volume of shipments and an increase in average pricing attributed to a change in mix to higher technology-based products.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was 19.9% of net sales compared to 19.0% of total net sales and 20.8% of PCB sales for the same period in 2006. The decrease in gross profit as a percentage of net PCB sales was primarily due to higher material costs as a percentage of sales due to a shift in mix to higher technology products and to raw material price increases, as well as to lower capacity utilization.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Nine months ended
	September 30, 2007	September 30, 2006
Non-cash compensation:
Cost of good sold	$261	$337
Sales and marketing expenses	51	43
General and administrative expenses	1,386	671

Total non-cash compensation	$1,698	$1,051

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123-R.

Sales and Marketing Expenses

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Nine months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
Sales and marketing expenses	$9,428	$12,168	$(2,740)	(22.5%)
Percentage of net sales	6.9%	7.9%

Total sales and marketing expenses decreased 22.5% to $9.4 million, or 6.9% of net sales for the nine months ended September 30, 2007, from $12.2 million, or 7.9% of net sales for the nine months ended September 30, 2006. The decrease was primarily due to the elimination of sales and marketing costs associated with the assembly business which was sold in September 2006, as well as lower compensation costs, marketing costs and no officer severance payments in 2007 which was $240,000 in 2006.

General and Administrative Expenses

The following table sets forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Nine months ended		$ Change	% Change
	September 30, 2007	September 30, 2006
General and administrative expenses	$11,174	$10,587	$587	5.5%
Percentage of net sales	8.2%	6.8%

Total general and administrative expenses increased 5.5% to $11.2 million, or 8.2% of net sales for the nine months ended September 30, 2007, from $10.6 million, or 6.8% of net sales for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to higher non-cash compensation expense related to stock options, higher management incentives accrued in the first nine months of 2007 compared to the first nine months of 2006, and an increase in depreciation expense. These increases were partially offset by lower professional fees including Sarbanes-Oxley compliance and legal fees, and the elimination of certain administrative costs related to the assembly business sold in September 2006.

Litigation Reserve

In late 2003, a number of putative class actions for violations of the federal securities laws were filed in the United States District Court for the Central District of California against certain of our former officers and directors on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 2000 and April 2002 in connection with various public offerings of securities. In December 2003, these actions were consolidated into a single action, In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). In the second quarter of 2006, when we determined that it was probable the case would settle for an amount in excess of the insurance deductible, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less legal fees incurred through September 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action. On March 30, 2007, the Court approved the preliminary settlement among the parties in In re DDi Corp. Securities Litigation, Case No. CV 03-7063 MMM (SHx). The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety on April 2, 2007. The terms of the settlement require the defendants to pay $4.4 million in full settlement of the claims asserted on behalf of the class. Of this $4.4 million, we paid approximately $1.6 million in December 2006 into a settlement trust, which approximated the remaining unpaid portion of the deductible on our Directors and Officer’s insurance policy. The balance of the settlement amount was funded by other defendants and certain parties’ insurance proceeds.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as a result of the Sovereign acquisition in October 2006. The increase in amortization expense of $569,000 in the first nine months of 2007 compared to the first nine months of 2006 is the result of the customer relationships resulting from the Sovereign acquisition. Intangible assets are being amortized using the straight-line method over an estimated useful life of five years through October 2011.

Restructuring and other related charges

The restructuring related charges in the first nine months of 2006 relate to the closing of our Arizona facility, which encompassed three buildings and produced mass lamination cores for four of our North American PCB plants. Our Virginia facility assumed the majority of the mass lamination work previously performed by the Arizona facility. We announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. We completed remediation of the Arizona facility and exited the last building in the third quarter of 2006. The restructuring related charges in the first nine months of 2007 relate to ongoing legal fees and other expenses related to pending litigation with the landlord of two of the buildings of the Arizona facility.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, cash interest and fees related to our Credit Facility, interest expense associated with long-term leases, offset by interest income. Net interest expense decreased to $472,000 for the nine months ended September 30, 2007 from $1.1 million for the same period in 2006. The decrease is primarily related to a reduction in interest and fees associated with our revolving Credit Facility due to the reduced level of borrowing activity during 2007 compared to 2006 and higher interest income from higher average cash balances during 2007 compared to 2006.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the nine months ended September 30, 2007, net other expense was $174,000 compared to net other income of $23,000 for the nine months ended September 30, 2006. The change from the prior year period was primarily related to net foreign exchange losses from our Canadian operations during the nine months ended September 30, 2007 compared to net foreign exchange gains for the same period in 2006.

Income Tax Expense

For the nine months ended September 30, 2007, income tax expense decreased to $412,000 from $2.1 million in the same period in 2006, and consists of both U.S and Canadian income taxes. The decrease was primarily related to a decrease in projected Canadian taxable income resulting in less income tax expense in 2007 as compared to the same period in 2006. Since there has been a U.S. book loss for the nine months ended September 30, 2007, minimal U.S. income tax expense has been recorded and the majority of the provision relates to Canadian income taxes.

Under the fresh-start accounting rules related to our emergence from bankruptcy in 2003, any reduction of a U.S. valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes even though the net operating loss carryforwards result in a reduction of cash taxes paid by us.

Series B Preferred Stock Dividends and Accretion

As a result of the early redemption of the remaining Series B Preferred shares in October 2006, no dividends or accretion were incurred in the first nine months of 2007. For the first nine months of 2006, we reported $5.4 million of Series B Preferred Stock dividends and accretion composed of $870,000 of cash dividends, $415,000 of amortization of issuance costs, and $4.1 million of accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value.

Liquidity and Capital Resources

(Dollars in thousands)	September 30, 2007	December 31, 2006
Working capital	$38,640	$31,230
Current ratio (current assets to current liabilities)	2.8 : 1.0	2.2 : 1.0
Cash and cash equivalents	$18,893	$15,920
Long-term debt (including current maturities)	$1,821	$2,044
Revolving credit facility borrowings	$—	$—

As of September 30, 2007, we had total cash and cash equivalents of $18.9 million and no amounts outstanding on our revolving credit facility. The increase in our cash and cash equivalents and working capital from December 31, 2006 was primarily due to cash generated from operations.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 1.1 million shares of common stock in the open market at prevailing market prices. The Company repurchased 115,346 shares during the quarter ended September 30, 2007 for a total cash outlay of approximately $747,000.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, 1.2 million shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price was held in an escrow fund by a third-party escrow agent to guaranty any indemnification claims by us that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds were paid out in October 2007 on the twelve month anniversary of the closing date of the acquisition. No claims were made against the escrow fund. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as the revolving credit facilities discussed below. In April 2007, we consolidated the two outstanding term loans with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property.

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

Revolving Credit Facility

On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (7.75% at September 30, 2007). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended September 30, 2007, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. In connection with this transaction, we allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

As of September 30, 2007, the borrowing capacity under the Credit Facility was approximately $16.1 million; however, no amounts were outstanding.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended
	September 30, 2007	September 30, 2006
Net cash provided by (used in):
Operating activities	$10,150	$8,357
Investing activities	(5,415)	10,254
Financing activities	(995)	(16,951)
Effect of exchange rates on cash and cash equivalents	(767)	(454)

Net increase in cash and cash equivalents	$2,973	$1,206

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1.8 million increase in net cash provided by operations for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to an increase in net income and a reduction in inventories, partially offset by a decrease in accounts payable due to improved timeliness of payments to certain key suppliers in an effort to strengthen strategic relationships.

The $15.7 million change in net cash used by investing activities for the nine months ended September 30, 2007 compared to net cash provided by investing activities for the same period in 2006 was primarily due to the $12 million proceeds from the sale of the assembly business in 2006.

The $16.0 million decrease in net cash used in financing activities for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to no activity on the revolving credit facility in the first nine months of 2007 compared to $19.9 million of repayments in the first nine months of 2006 as well as no Series B Preferred Stock dividends or redemption payments in 2007 which totaled $9.2 million in 2006, offset somewhat by $12.1 million of proceeds on warrant exercises in 2006.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 21-22 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. We believe that at September 30, 2007 there had been no material changes to this information.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (7.75% at September 30, 2007). If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on outstanding borrowings. There were no outstanding borrowings as of or during the three or nine months ended September 30, 2007.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007 for a summary of our previously reported legal proceedings. Except as set forth below, there have been no material developments in previously reported legal proceedings since the date of the Quarterly Report on Form 10-Q for the period ended June 30, 2007.

On September 4, 2007, the Superior Court in SMDI v. Laminate Technologies Corp. (Case No. CV2006-006541) entered an order dismissing Nelco Technology Inc. from the lawsuit and dismissing the reciprocal cross-claims between Nelco Technology, Inc. and Laminate Technology Corp. Discovery between the parties is proceeding, and mediation of the case is scheduled for November 2007. The case is scheduled for trial beginning in February 2008.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 – July 31, 2007	—	$—	—	—
August 1, 2007 – August 31, 2007	115,346	6.446	115,346	984,654
September 1, 2007 – September 30, 2007	—	—	—	984,654

TOTAL	115,346	$6.446	115,346	984,654

(1)	Average price per share excludes commissions.

(2)	In August 2007, the Board of Directors authorized the repurchase of 1,100,000 shares of Company common stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on August 9, 2007. This repurchase program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the Securities and Exchange Commission (the “SEC”) as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

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

DDi CORP.

Date: November 7, 2007	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: November 7, 2007	/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer