Form 10-K
period 2007-12-31
DDI CORP
filed 2008-02-29
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30241

DDi CORP.

(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Simon Circle,

Anaheim, California 92806

(Address and zip code of principal executive offices)

(714) 688-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $168 million (computed using the closing price of $7.95 per share of Common Stock on June 29, 2007, as reported by the NASDAQ Stock Market).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 27, 2008, DDi Corp. had 22,441,627 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2008 are incorporated by reference in Part III of this Form 10-K.

DDi CORP.

FORM 10-K

Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “DDi,” and “DDi Corp.” refer specifically to DDi Corp. and its consolidated subsidiaries. You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets, and changes in customer usage patterns and preferences are forward-looking statements.

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records, and other data available from third parties, we cannot assure you that our expectations will be realized.

In addition to the factors and other matters discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for DDi to differ materially from those discussed in forward-looking statements include:

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

Overview

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 PCB customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities located in the United States and Canada, together with our partners in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer located in North Jackson, Ohio. The acquisition of Sovereign is intended to extend our presence in key PCB markets, such as the military and aerospace markets, as well as expand our technical capabilities to include flex and rigid-flex technologies.

Through the third quarter of 2006, we also provided time-critical printed circuit board assembly services, including building, configuring and testing electronic products and assemblies. In order to realign our business around our core PCB operations, we sold the lower margin assembly business on September 29, 2006 to VMS, LLC (“VMS”).

We operate in one reportable business segment through our primary operating subsidiary, Dynamic Details, Incorporated. See Note 2 to the Notes to Consolidated Financial Statements — Segment Reporting, for a summary of revenues by customer location for the years ended December 31, 2007, 2006 and 2005.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of printed circuit board complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. By contrast, other printed circuit boards, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing requirements.

We see several significant trends within the printed circuit board manufacturing industry, including:

•

Increasing customer demand for quick-turn production. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers (“OEMs”) to develop new products in shorter periods of time. In response to these pressures, OEMs look to printed circuit board manufacturers to offer design and engineering support and quick-turn manufacturing services to reduce time to market. Many OEMs, in an effort to increase electronic supply chain efficiency, work with a small number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of printed circuit board products.

•

Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, OEMs rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle. OEM’s are also requiring more lead-free materials and other “green” products which add to the complexity of the materials utilized in the manufacturing of printed circuit boards.

•

Shifting of high volume production to Asia. Asian-based printed circuit board manufacturers have been able to capitalize on lower labor costs and to increase their market share on production of printed circuit boards used in higher-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex printed circuit boards on a quick-turn basis.

Two leading independent market research firms estimate that the 2007 global market for printed circuit boards was between $47.0 and $51.2 billion, with North American printed circuit boards representing approximately $4.4 billion of that total.

Our Customer Solution

Our customer solution combines reliable, time-critical, industry-leading engineering expertise and advanced process and manufacturing technologies. We play an integral role in our customers’ product development and manufacturing strategies. We believe our core strengths in the engineering, test and launch phases of new electronic product development provide a competitive advantage in delivering our services to customers in industries characterized by significant research and development, high-quality end product requirements, rapid product introduction cycles and demand for time-critical services.

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

•

Advanced Manufacturing Technologies. We are committed to manufacturing process improvements and focus on enhancing existing capabilities, providing reliable products to our customers and developing new technologies. We are consistently among the first to adopt advances in printed circuit board manufacturing technology. For example, we believe that we were the first printed circuit board manufacturer in North America to manufacture printed circuit boards utilizing stacked microvia, or SMVTM technology, and we continue to evolve the SMVTM technology with new and enhanced capabilities. Further, during 2007 we introduced the DDi FLAT-WRAP™ technology which addresses critical design and manufacturing issues for IPC Class 2 and Class 3 copper wrap plating requirements. We believe we are the domestic leader in this technology.

•

Time-Critical Services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, printed circuit board engineering and manufacturing services. Our engineering, fabrication and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Over 40% of our printed circuit board sales in 2007 were generated from orders with manufacturing delivery of 10 days or less, and we fill some of our customers’ orders in as little as 24 hours. As we continue to increase our penetration in the military/aerospace market we expect the percentage of our total sales with lead times of 10 days or less to continue to decline.

Our Strategy

Our goal is to be the leading provider of technologically-advanced, time-critical printed circuit board engineering and manufacturing services in North America. To achieve this goal, we:

•

Focus on engineering services and support for high technology and complex printed circuit boards. We focus on leading edge engineering, high technology, high mix, low volume and complex printed circuit boards because we believe it provides us a competitive advantage in the North American marketplace. This also enables us to better anticipate and serve our customers’ needs. We are able to work with our customers to provide innovative and high performance solutions.

•

Maintain our technology leadership. We continually accumulate new technology and engineering expertise as we work closely with our broad customer base in the introduction of their new products. We believe this expertise and ability positions us as an industry leader in providing technologically-advanced, time-critical services.

•

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

•

Continue to serve our large and diverse customer base. We believe that maintaining a broad customer base enables us to further enhance our engineering expertise while reducing end-market and customer concentration risk. We maintain a sales and technical marketing staff focused solely on building and maintaining customer relationships. We are focused on becoming an integral part of customers’ new product initiatives and work closely with their research and development personnel.

•

Pursue new customers and markets with high growth potential. We continue to pursue new customers with high growth characteristics and target additional high growth end-markets that are characterized by rapid product introduction cycles and demand for time-critical services. In particular, we have targeted the military/aerospace market for growth, as historically DDi has been more focused on the commercial markets and the military/aerospace market presents a growth opportunity and, we believe, is less likely to move off-shore.

Our Services

PCB Prototype Engineering and Manufacturing. We engineer and manufacture highly complex, technologically-advanced multi-layer printed circuit board prototypes on a quick-turn basis. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

Pre-Production and Production Fabrication Services. We provide quick-turn and longer lead time pre-production fabrication services to our customers when they introduce products to the market and require printed circuit boards in a short period of time. We also provide our customers low volume production fabrication services. Our pre-production and production fabrication services typically have delivery dates ranging from 2 days to 20 days, or longer in some cases. We do not specifically target the high-volume commercial markets which are more likely to have their printed circuit board demands met from off-shore suppliers.

In addition to the engineering and manufacturing services we offer our customers utilizing our 5 facilities located in North America, we also support customer requirements for a transition to higher volume needs by sourcing from facilities located in Asia. This transition support is a small part of our offering and approximates 1% of our net sales.

Manufacturing Technologies and Processes

The manufacture of printed circuit boards involves multiple steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conducive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including accurate dry film imaging, via filling, planarization, photoimageable soldermask processing, computer numeric controlled mechanical drilling and routing, precision laser drilling, automated plating and process controls and achievement of controlled impedance.

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

Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections, called blind or buried vias, between printed circuit board layers and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination, plating and etching tolerances and are especially critical for today’s high-technology printed circuit boards.

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

•

Blind or buried vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. Blind vias connect the surface layer of the printed circuit board to any inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias, and may require fewer layers.

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

•

Stacked microvias (SMV™ technology). Stacked microvias are microvias plated with solid copper that can be stacked, connecting as many as six layers sequentially on each side of a center buried via core. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMV™ technology provides solutions for next generation technologies that include high Input/Output count, 0.65mm, 0.50mm, 0.40mm and 0.25mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a conventional microvia that is limited to 1 or 2 layer deep routing. We believe we remain one of the leading printed circuit board manufacturers in North America that currently offers fabrication of printed circuit boards utilizing SMV™ technology.

•

Buried passives. Buried passive technology involves embedding the capacitor and resistor elements inside the printed circuit board, which allows for removal of passive components from the surface of the printed circuit board, leaving more surface area for active components. We have offered buried resistor products since the early 1990s. This technology is used in the high speed interconnect space as well as single chip or multichip modules, memory and high speed switches. This process is used to eliminate surface mount resistors and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitance layers since the mid 1990’s. The buried capacitance layers are currently used mostly as a signal noise reduction method.

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

•

DDi FLAT-WRAP™ technology. Industry specification for printed circuit boards with certain designs require wrap-around copper plating for filled holes on blind, buried and through via technology. Current industry practices produce excess plated copper on the surface of the required layer and limits the capability for manufacturing high-density surface features (LWS dimensions). DDi’s new FLAT-WRAP™ technology eliminates this excess surface plated copper and is compliant with the IPC specification for wrap plating and facilitates improved design capabilities. FLAT-WRAP™ technology is suited for design applications with multiple wrap plating requirements and fine pitch line and space on plated layers, typically sequential lamination product or standard through hole via-in-pad technology requiring conductive or non-conductive via fill.

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

•

NextGen SMV™ technology. This newly developed technology allows us to fabricate multilayer printed circuit boards by electrically connecting different via configurations to accommodate customer designs with blind, buried and stacked microvias. The manufacturing process involves a parallel processing methodology that makes use of laser generated microvias and conductive pastes. NextGen SMV™ enables us to offer reduced lead times on complex, sequentially-laminated printed circuit boards and is of value to customers with high aspect-ratio requirements.

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

•

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

•

Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost reduced package. We currently use approximately 50 different materials and have added environmentally friendly “green” materials such as Halogen-free and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration.

We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9001:2000 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MIL-PRF-55110, AS9100, MIL-PRF-31032 and MIL-P-50884 certified, which require us to meet certain military standards related to production and quality control.

Our Customers and Markets

As of December 31, 2007, we had approximately 1,000 PCB customers in various market sectors including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. We measure customers as those companies that have placed at least one order with us in the preceding six-month period. During 2007, 2006 and 2005, sales to our largest customer accounted for approximately 8%, 7% and 8%, respectively, of our net sales. During 2007, 2006 and 2005, sales to our ten largest customers accounted for approximately 33%, 31% and 36%, respectively, of our net sales.

We sell to OEMs both directly and through electronic manufacturing service companies. The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Year Ended December 31,
End Markets (1)(2)	2007	2006	2005
Communications/Networking	34%	41%	43%
Medical/Test/Industrial	22	20	21
High-end Computing	26	25	22
Military/Aerospace	11	6	6
Other	7	8	8

Total	100%	100%	100%

(1)	Sales to electronic manufacturing services providers are classified by the end markets of their customers.

(2)	Statistical information for 2005 has been reclassified to exclude results of the Company’s European operations, which were discontinued in February 2005 and have been reported as a discontinued operation.

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

We market our development and manufacturing services through both an internal sales force and manufacturers’ representatives. Roughly two-thirds of our net sales are typically generated through our internal sales force with the balance generated through manufacturers representatives. For many of these manufacturers’ representatives, we are the largest revenue source and the exclusive supplier of quick-turn and pre-production printed circuit boards.

Research and Development

We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies and integrating them across all of our facilities. Our close involvement with our customers in the early stages of their product development cycle positions us at the leading edge of technical innovation in the design and manufacture of quick-turn and complex printed circuit boards. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues and to align our technology roadmap with that of our customers. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as part of cost of goods sold.

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

Competition

Our principal competitors include Merix Corporation, TTM Technologies and a number of smaller companies. The barriers to entry in the quick-turn segment of the printed circuit board industry are considerable. In order to compete effectively in this segment, companies must have a sufficient customer base, a staff of qualified sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.

We believe we compete favorably based on the following factors:

•	ability to offer quick time-to-market capabilities;

•	capability and flexibility to produce technologically complex products;

•	engineering and design services to complement the manufacturing process;

•	additional available manufacturing capacity without significant additional capital expenditures;

•	consistent high-quality products; and

•	outstanding customer service.

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

Employees

As of December 31, 2007, we had approximately 1,300 employees, none of whom are represented by unions. Of these employees, approximately 82% were involved in manufacturing, 5% were involved in engineering, 6% were involved in sales and marketing and 7% were involved in administration and other capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth the executive officers of DDi Corp., their ages as of February 29, 2008, and the positions currently held by each person:

Name	Age	Position
Mikel H. Williams	51	President, Chief Executive Officer and Director
Michael R. Mathews	47	Senior Vice President — Manufacturing Operations
Gerald P. Barnes	49	Senior Vice President — Sales
Sally L. Goff	41	Vice President and Chief Financial Officer

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

Michael R. Mathews has served as the Company’s Senior Vice President — Manufacturing Operations since September 2006. From February to September 2006, he served as the Company’s Vice President of Quality and Process Engineering. Prior to joining the Company, Mr. Mathews served in various management roles with Sanmina-SCI, an electronics manufacturing services company, from July 1995 to February 2006, most recently as Vice President Operations & Quality, PWB and Enclosures. While at Sanmina-SCI, Mr. Mathews also served as Operations Manager, Vice President American Eastern Region Enclosure Division and Vice President and General Manager PCB Division. Mr. Matthews joined Raytheon Company in August of 1983 in the Missile Systems Division, where he rose to Manufacturing Operations Manager prior to his departure in July 1995. Mr. Mathews began his career at Lockheed Missiles and Space where he worked from July 1982 to August 1983. Mr. Mathews holds a Bachelor of Science degree in Chemical Engineering and a Master of Science degree in Plastics Engineering both from the University of Massachusetts Lowell.

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

Available Information

Our Internet address is www.ddiglobal.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors.

The trading price of our common stock may continue to be volatile.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flows, the nature and content of our earnings releases and our competitors’ earnings releases, announcements of technological innovations that impact our services, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions. Our common stock is listed on the NASDAQ Global Market (formerly, the NASDAQ National Market). Limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock on the NASDAQ Global Market.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2008;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 22.4 million shares of our common stock outstanding at December 31, 2007, we may issue additional shares of common stock in the following scenarios:

•

approximately 3.1 million shares of our common stock may be required to be issued pursuant to outstanding stock options or future stock options or restricted stock grants under our 2005 Stock Incentive Plan;

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

The terms of our credit facility may restrict our financial and operational flexibility.

The terms of our credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are required to maintain specified financial ratios and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Substantially all of our assets, except equipment and real property, are pledged as collateral under our credit facility.

Our customers are subject to economic cycles and fluctuations in product demand. A significant downturn in demand for our customers’ products would similarly affect demand for our products and as such, our sales, gross margin and operating performance would be adversely affected.

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

In addition, the printed circuit board engineering and manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. It is possible that we will not effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. It is possible that we will not be able to obtain capital for these purposes in the future or that any investments in new technologies will not result in commercially viable technological processes.

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

Although we have a large number of customers, net sales to our ten largest customers accounted for approximately 33%, 31% and 36% of our net sales in 2007, 2006 and 2005, respectively. We may continue to depend upon a core group of customers for a material percentage of our net sales in the future. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations and cash flows would be adversely affected.

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

Price competition from printed circuit board manufacturers based in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically-advanced products with high volumes, they are expanding their manufacturing capabilities to produce higher layer count and higher technology printed circuit boards. In the future, competitors in Asia may be able to effectively compete in our higher technology markets, which may result in decreased net sales or force us to lower our prices, reducing our gross margins.

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

Effective July 1, 2006, the European Union enacted the Restriction of Hazardous Substances Directive, or the European Union RoHS Directive, which restricts the use of a number of substances, including lead. During 2007, and continuing forward, China, Korea, the United States and other nations have enacted or are contemplating enacting similar federal legislation restricting the use of the same, or similar, substances covered under the European Union RoHS Directive. We believe that our products are compliant with these efforts and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations. In addition, these requirements may render some of our raw materials and inventory obsolete, as well as potentially increase the cost of these raw materials. Also, because tin-lead alloys have been used as a primary soldering material in electronic assembly for decades, the elimination of tin-lead as a surface finish and/or a soldering material may require investments to expand or acquire new surface finishing technologies. The products that we manufacture that comply with the new regulatory standards or are assembled through our customer’s RoHS-compliant assembly processes may not perform as well as our current products. If we are unable to continue the successful and timely redesign of existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline and warranty costs could increase, which could materially adversely affect our business, financial condition and results of operations.

We depend on our key personnel and may have difficulty attracting and retaining skilled employees.

Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including Mikel H. Williams, our President and Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, potential future facility shutdowns and workforce reductions could have a negative impact on employee recruiting and retention.

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

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. During 2007, we experienced, and may continue to experience, increases in the cost of materials, including laminate, copper products, gold, and oil-based or oil-derivative raw materials, which could adversely impact our gross margins. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our sales.

Future acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with any future acquisitions or investments, we could experience:

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

A portion of our business operations are transacted in Canadian dollars, and as a result, changes in the exchange rates of the Canadian Dollar to the United States Dollar could result in exchange losses, which could impact our results of operations. The impact of future exchange rate fluctuations on our results of operations cannot be predicted.

Significant decreases in our stock price could result in our having to record an impairment charge related to our goodwill.

Applicable accounting standards require that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. If, in any period, our stock price decreases to the point where the fair value of our Company, as determined by our market capitalization, is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. During January 2008 and continuing into February, our stock price declined along with that of our competitors in the PCB industry as well as in the general stock market. This resulted in our market capitalization periodically falling below our book value. While we consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to our Company, we may be required to record a goodwill impairment in the future if our stock price decreases further, which could have a material impact on our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 300,000 square feet of building space in locations throughout North America for the manufacture of quick-turn printed circuit boards and administrative purposes. Our lease agreements expire at various dates through the year 2011 and represent an average annual commitment of approximately $2.7 million per year.

We also own one building with a remaining mortgage of approximately $1.8 million at December 31, 2007 and consisting of approximately 68,000 square feet of manufacturing and office space as well as a land parcel of approximately 4.5 acres located in North Jackson, Ohio.

Our significant facilities are as follows:

Location	Primary Function	Square Feet (Approx.)
Sterling, Virginia	Manufacturing	101,000
Anaheim, California	Manufacturing and Corporate headquarters	90,000
Milpitas, California	Manufacturing	62,000
Toronto, Canada	Manufacturing	41,000
North Jackson, Ohio	Manufacturing	77,000
Richardson, Texas	Data Center	8,000

Total		379,000

We believe that our current facilities are sufficient for the operation of our business and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.

On May 2, 2006, SMDI Company filed a lawsuit against our Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of our now-closed Arizona facility. The complaint alleges that we breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and causing environmental damage to the property. The complaint seeks an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added our Dynamic Details, Incorporated subsidiary as a defendant to the action. On June 30, 2006, the defendants removed the state court action to the U.S. Federal District Court for the District of Arizona (Case No. CV06-1661-PHX-FJM) on the basis of diversity jurisdiction.

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

On March 12, 2007, the Court granted a motion submitted by Nelco Technology, Inc. to have the action dismissed from Federal court for lack of subject matter jurisdiction and remanded the case to Arizona Superior Court for Maricopa County (as Case No. CV2006-006541). On September 4, 2007, after the plaintiffs dropped their assertions relating to the environmental condition of the property, the Court entered an order dismissing Nelco Technology Inc. from the lawsuit and dismissing the reciprocal cross-claims between Nelco Technology, Inc. and Laminate Technology Corp. The trial for this case began on February 26, 2008. We believe the plaintiff’s claims lack merit and intend to vigorously defend the action.

In addition to the above, we are involved from time to time in other litigation concerning claims arising out of our operations in the normal course of our business. We do not believe any of the above noted legal claims or any other litigation will have a material adverse effect on our financial condition, results of operations or cash flows, and we have not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	DDi Corp. Common Stock
	High	Low
Fiscal Year Ended December 31, 2007:
Fourth Quarter	$6.98	$5.41
Third Quarter	$8.03	$5.96
Second Quarter	$7.99	$6.52
First Quarter	$7.90	$6.23
Fiscal Year Ended December 31, 2006:
Fourth Quarter	$8.22	$7.18
Third Quarter	$8.60	$6.59
Second Quarter	$8.94	$6.69
First Quarter	$8.10	$5.32

The number of common stockholders of record as of February 27, 2008 was 46.

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

Share Repurchases

In August 2007, the Board of Directors authorized the repurchase of 1,100,000 shares of Company common stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on August 9, 2007. This repurchase program does not have an expiration date.

The following table contains information for shares repurchased during the fourth quarter of 2007.

Period	Total Number of Shares Purchased in Fourth Quarter Ended December 31, 2007	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs As of December 31, 2007
October 1, 2007 – October 31, 2007	—	$—	—	—
November 1, 2007 – November 30, 2007	189,107	5.936	304,453	795,547
December 1, 2007 – December 31, 2007	—	—	—	—

Total	189,107	$5.936	304,453	795,547

(1)	Average price per share excludes commissions.

In February 2008, our Board of Directors approved an increase in the authorized number of shares to be repurchased to 1,500,000 shares. We used $5.0 million in cash in February 2008 to repurchase 970,052 shares of our common stock, leaving 225,495 shares remaining available for repurchase.

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

The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2007, 2006, 2005 and 2004, for the eleven months ended November 30, 2003 and for the one month ended December 31, 2003. The selected financial data of all prior periods presented have been revised to reflect the assets, liabilities, revenues and expenses of DDi Europe as a discontinued operation. On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Reorganized DDi Corp.					Predecessor DDi Corp.
	Year Ended December 31,				One Month Ended Dec. 31, 2003	Eleven Months Ended Nov. 30, 2003
	2007	2006	2005	2004
	(In millions, except percentages and per share data)
Consolidated Statement of Operations Data:
Net sales	$181.1	$198.1	$184.6	$189.0	$14.6	$145.0
Cost of goods sold	146.2	160.2	157.9	164.1	18.2	130.0

Gross profit (loss)	34.9	37.9	26.7	24.9	(3.6)	15.0
Gross profit percentage	19.3%	19.1%	14.4%	13.2%	(24.5)%	10.3%
Operating expenses:
Sales and marketing	12.2	15.2	15.0	17.0	2.1	13.5
General and administrative	14.5	14.6	15.7	17.2	2.1	8.5
Amortization of intangible assets	5.4	4.7	4.6	4.6	0.4	—
Loss on sale of assembly business	—	4.6	—	—	—	—
Litigation reserve	—	1.7	—	—	—	—
Restructuring and other related charges	0.6	1.1	4.7	0.9	0.4	3.9
Goodwill impairment	—	—	54.7	—	—	2.0
Reorganization expenses	—	—	—	0.8	0.5	7.4

Operating income (loss)	2.2	(4.0)	(68.0)	(15.6)	(9.1)	(20.3)
Loss on interest rate swap termination	—	—	—	—	—	5.6
Interest and other expense, net	0.5	1.4	4.8	7.6	0.8	16.3
Reorganization items:
Gain on extinguishment of debt	—	—	—	—	—	(120.4)
Fresh start accounting adjustments	—	—	—	—	—	(115.2)
Reorganization proceeding expenses	—	—	—	—	1.1	14.0

Income (loss) from continuing operations before income taxes	1.7	(5.4)	(72.8)	(23.2)	(11.0)	179.4
Income tax expense	1.0	1.8	1.4	2.0	—	0.1

Income (loss) from continuing operations	0.7	(7.2)	(74.2)	(25.2)	(11.0)	179.3
(Income) loss from discontinued operations, net of tax	—	—	(10.2)	20.7	3.0	14.9

Net income (loss)	$0.7	$(7.2)	$(64.0)	$(45.9)	$(14.0)	$164.4

Less: Series B Preferred Stock dividends, accretion and redemption charge	—	16.4	6.4	4.0	—	—

Net income (loss) applicable to common stockholders	$0.7	$(23.6)	$(70.4)	$(49.9)	$(14.0)	$164.4

Other Financial Data:
Net income (loss) per share from continuing operations applicable to common stockholders — basic	$0.03	$(1.21)	$(10.04)	$(7.51)	$(2.99)	$24.48
Net income (loss) per share from continuing operations applicable to common stockholders — diluted	$0.03	$(1.21)	$(10.04)	$(7.51)	$(2.99)	$20.51
Net income (loss) per share applicable to common stockholders — basic	$0.03	$(1.21)	$(8.76)	$(12.85)	$(3.82)	$22.45
Net income (loss) per share applicable to common stockholders — diluted	$0.03	$(1.21)	$(8.76)	$(12.85)	$(3.82)	$18.87
Weighted-average shares used in per share computations — basic	22.6	19.6	8.0	3.9	3.7	7.3
Weighted-average shares used in per share computations — diluted	22.6	19.6	8.0	3.9	3.7	9.1

	Reorganized DDi Corp. As of December 31,
	2007	2006	2005	2004	2003
	(In millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (excluding restricted cash)	$20.4	$15.9	$26.0	$23.5	$11.2
Working capital	40.0	31.2	26.2	20.9	25.6
Total assets	136.8	139.6	164.3	226.7	228.8
Total debt, including current maturities	1.8	2.0	19.9	35.1	90.5
Stockholders’ equity	111.2	109.6	108.0	77.1	91.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of time-critical, technologically-advanced printed circuit board engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer. We believe the acquisition of Sovereign has extended our presence in key PCB markets, such as the military and aerospace markets. We believe these markets are less vulnerable to competition from off-shore, low-cost manufacturers. Further, acquiring Sovereign has added flex and rigid-flex product capabilities to our product offering, which will allow for improved market penetration by our sales team. Revenues and costs of Sovereign’s business beginning October 23, 2006, the date of acquisition, are included in our results of operations.

On September 29, 2006, we completed the sale of our assembly business to VMS. The divestiture of this lower margin assembly business allowed us to realign our business around our core PCB operations. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (“EITF 03-13”), the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business through September 29, 2006, the date of the sale, were included in our results of operations.

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

Revenue recognition — Our revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans. Prior to September 29, 2006 our revenue also included other value-added assembly services. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective printed circuit boards. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter.

Receivables and Allowance for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We review our allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Valuation of long-lived assets — We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy, such as the closure of a facility, can significantly reduce the estimated useful life of such assets, and could result in a material charge to our results of operations.

Goodwill impairment — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations. During January 2008 and continuing into February, our stock price declined along with that of our competitors in the PCB industry as well as in the general stock market. This resulted in our market capitalization periodically falling below our book value. While we consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to our Company, we may be required to record a goodwill impairment in the future if our stock price decreases further, which could have a material impact on our results of operations.

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. If our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense may be recorded. In addition, under fresh-start accounting rules applied during our emergence from bankruptcy in 2003, any reduction of a U.S. valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes even though our net operating loss carryforwards result in a reduction of cash taxes paid by us, and this would result in additional tax expense which could be material to our results of operations.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Purchase accounting — SFAS No. 141, Business Combinations (“SFAS 141”) requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company accounted for its 2006 purchase of Sovereign under the purchase method of accounting in accordance with SFAS 141, and allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. With any acquisition, preliminary purchase price allocation estimates would be made based on the Company’s preliminary estimates of fair values which could differ from final estimates.

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

Stock-Based Compensation — Under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term, the expected stock price volatility of the underlying stock options and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations and Other Financial Data

The following table sets forth select data from our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net sales	$181,054	$198,115	$184,625
Cost of goods sold	146,195	160,188	157,959

Gross profit	34,859	37,927	26,666
	19.3%	19.1%	14.4%
Operating expenses:
Sales and marketing	12,207	15,228	14,993
General and administrative	14,468	14,543	15,728
Amortization of intangible assets	5,358	4,744	4,598
Loss on sale of assembly business	—	4,544	—
Litigation reserve	—	1,727	—
Restructuring and other related charges	646	1,140	4,703
Goodwill impairment	—	—	54,669

Operating income (loss)	2,180	(3,999)	(68,025)
Interest expense, net	461	1,362	4,443
Other expense, net	46	44	313

Income (loss) from continuing operations before income taxes	1,673	(5,405)	(72,781)
Income tax expense	985	1,828	1,429

Income (loss) from continuing operations	688	(7,233)	(74,210)
Income from discontinued operations, net of tax	—	—	(10,236)

Net income (loss)	688	(7,233)	(63,974)
Less: Series B Preferred Stock dividends, accretion and repurchase charge	—	16,419	6,473

Net income (loss) applicable to common stockholders	$688	$(23,652)	$(70,447)

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs (and to a lesser extent, value added assembly services through September 29, 2006, when we sold our assembly business).

Net sales decreased by $17.0 million, or 9 percent, to $181.1 million in 2007 from $198.1 million in 2006. The decrease in net sales was due to the sale of the assembly business in the third quarter of 2006 which accounted for approximately $23.7 million in sales in the first three quarters of 2006. Year over year, PCB sales increased approximately $6.7 million, or 4 percent, primarily attributable to an increase in volume and average pricing in 2007 compared to 2006 due to a full year of Sovereign’s results in 2007.

Gross Profit

Gross profit for 2007 was $34.9 million, or 19.3% of net sales, compared to $37.9 million, or 19.1% of net sales, in 2006. Excluding the impact of the divested assembly business, PCB gross margin decreased from approximately 20.5% of net sales in 2006. The decrease in PCB gross profit as a percentage of sales was primarily due to: (i) higher material costs as a percentage of sales due to a shift in mix to higher technology products and to raw material price increases; (ii) an increase in depreciation expense related to capital equipment upgrades to increase our technological capabilities as well as expand capacity in certain manufacturing process areas; and (iii) lower overall plant capacity utilization. These increases were partially offset by a decrease in factory and management incentive bonus compensation.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Year Ended December 31,
	2007	2006
Non-cash compensation:
Cost of goods sold	$374	$428
Sales and marketing expenses	120	58
General and administrative expenses	1,808	1,061

Total non-cash compensation	$2,302	$1,547

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2007 and 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, Accounting for Stock-Based Compensation (“SFAS 123”), net of estimated forfeitures; and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, net of estimated forfeitures. The increase in non-cash compensation expense is related to additional stock option and restricted stock grants to management, directors, and other key employees in 2007.

Sales and Marketing Expenses

Sales and marketing expenses in 2007 decreased by $3.0 million, or 20 percent, to $12.2 million, or 6.7% of net sales from $15.2 million, or 7.7% of net sales, in 2006. The decrease is primarily related to the elimination of sales and marketing costs associated with the divested assembly business and a more efficient sales strategy which changed the mix between direct and indirect sales resources and resulted in lower commission expense. In addition, there was no officer’s severance in 2007 compared to $240,000 in 2006.

General and Administrative Expenses

General and administrative expenses were essentially flat at $14.5 million, or 8.0% of net sales in 2007, compared to $14.5 million, or 7.3% of net sales in 2006. While administrative expenses related to the assembly business were eliminated in 2007, we also had decreases in other general and administrative costs such as legal fees, Sarbanes Oxley compliance costs, headcount and payroll reductions, commercial and directors & officers insurance, and management incentive bonus compensation. However, these decreases were offset by an increase in non-cash compensation related to stock options and restricted stock of $747,000, and increases in depreciation, health benefits, supplies and software maintenance, strategic consulting fees, and board of director costs.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 and to customer relationships identified in connection with the purchase of Sovereign in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008, when the customer relationships identified in the bankruptcy become fully amortized, and thereafter $190,000 per quarter for the remaining Sovereign customer relationships through October 2011.

Loss on Sale of Assembly Business

On September 29, 2006, we completed the sale of our assembly business to VMS for $12.0 million in cash. The transaction was accounted for pursuant to the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and EITF 03-13. We recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.

In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business were not presented as a discontinued operation because of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. The supply agreement provides for a preferred, but not exclusive, supplier arrangement and had an initial term of 12 months which automatically renews for an additional 12-month period until either party gives 90-days notice to terminate. The agreement was entered into with the purpose of establishing a long-term supply relationship between the parties. As prescribed by EITF 03-13, significance was measured based on a comparison of the expected continuing cash flows to be generated from future sales to VMS subsequent to the closing of the transaction and the cash flows that would have been generated by the assembly business absent the disposal transaction.

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that had previously been intercompany transactions which were eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively.

Litigation Reserve

In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The directors & officers insurance policy in place at the time of the claims had a $2.5 million deductible. In the second quarter of 2006, when we determined that it was probable the case would settle for an amount in excess of the deductible, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action, which was approved by the Court in the first quarter of 2007. The terms of the settlement required the defendants to pay $4.4 million into a settlement trust in full settlement of the claims asserted by the class.

Restructuring

In May 2005, our Board of Directors approved plans to close our Arizona-based mass lamination operation. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. During 2007, we incurred approximately $600,000 in ongoing fees and expenses related to pending litigation with the landlord of one of the buildings. As of December 31, 2007, we had incurred a total of $6.4 million in charges relating to the closure and do not anticipate any additional charges other than potential costs associated with the pending litigation.

We had no accrued restructuring costs as of December 31, 2007 or 2006.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, interest and fees related to our asset-based credit facility (“Credit Facility”), interest on our note payable on our Ohio facility, and expense associated with long term leases, net of interest income. Net interest expense decreased to $461,000 for the year ended December 31, 2007 from $1.4 million for 2006. The decrease was primarily the result of: (i) a decrease in debt issuance costs amortization due to the renewal of the terms of the Credit Facility in March 2007; (ii) a decrease in interest and fees associated with our Credit Facility as a result of no borrowings in 2007; and (iii) an increase in interest income due to higher average cash balances in 2007 compared to 2006. These decreases were partially offset by a full year of interest expense on the note payable that we assumed as a result of the Sovereign acquisition in October 2006.

Other (Income) Expense, Net

Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. Net other expense was essentially flat at $46,000 in 2007 compared to $44,000 in 2006.

Income Tax Expense

Income tax expense decreased by $843,000 to $985,000 for the year ended December 31, 2007 compared to $1.8 million for the year ended December 31, 2006. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. While we had higher consolidated income in 2007 as a result of our improvement in operating performance, our Canadian income was significantly lower in 2007 resulting in lower Canadian income tax expense. This decrease in Canadian income tax expense was primarily due to the impact of foreign currency exchange rates which reduced our Canadian subsidiary’s operating results significantly in 2007. In the U.S. jurisdiction, our income tax expense only slightly increased year over year, even though we had taxable income in the U.S. in 2007 compared to a taxable loss in 2006, primarily due to 2006 losses not resulting in any tax benefit.

Series B Preferred Stock Dividends and Accretion

As a result of the redemption of the remaining Series B Preferred shares in October 2006, we reflected a $10.7 million, non-cash reduction of earnings applicable to common stockholders used in the calculation of earnings per share in the fourth quarter of 2006 equal to the difference between the fair value of the cash and shares issued in October 2006 and the fair value of shares that would have been issued using the original stated conversion price of $20.16 per share, plus the remaining unaccreted balance of the beneficial conversion feature created in 2005 in connection with the rights offering for the portion of the repurchase paid in shares. All outstanding shares of the Series B Preferred Stock were retired as of the end of 2006.

Also in 2006, we reported $5.7 million of Series B Preferred Stock dividends and accretion ($919,000 represented cash dividends, $414,000 represented amortization of issuance costs, and $4.4 million represented accretion of the beneficial conversion feature to the Series B Preferred Stock carrying value). As all outstanding shares of the Series B Preferred Stock were retired in 2006, we incurred no dividends or related expenses in 2007.

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

Net sales increased by $13.5 million, or 7.3%, to $198.1 million in 2006, from $184.6 million in 2005. The increase in net sales consisted of an increase in PCB sales of $20.9 million, or 13.6%, offset by a decrease in assembly sales of $7.4 million, or 23.8% as compared to 2005. The increase in PCB sales was primarily attributable to an increase in volume, an increase in average pricing in 2006 as compared to 2005 and the acquisition of Sovereign in the fourth quarter of 2006. The decrease in assembly sales was primarily due to the sale of the assembly business at the end of the third quarter of 2006.

Gross Profit

Gross profit was $37.9 million, or 19.1% of net sales, in 2006 compared to $26.7 million, or 14.4% of net sales in 2005. The increase in gross profit in 2006 compared to 2005 was primarily the result of: (i) higher 2006 revenue as compared to 2005 resulting in a higher contribution margin; (ii) a $3.0 million reduction in non-cash compensation; (iii) operational efficiencies and reduction of fixed costs associated with the closure of our Arizona facility in 2005; (iv) a $1.3 million restructuring related inventory impairment charge incurred in 2005 associated with the closure of our Arizona facility that was not incurred in 2006; and (v) a reduction of certain administrative and technology resources in 2006 previously focused on production and operations activities. Offsetting these items in 2006 was incentive bonus compensation of approximately $900,000.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation (in thousands):

	Year Ended December 31,
	2006	2005
Non-cash compensation:
Cost of goods sold	$428	$3,428
Sales and marketing expenses	58	116
General and administrative expenses	1,061	1,058

Total non-cash compensation	$1,547	$4,602

In 2006, non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures; and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, net of estimated forfeitures. In 2005, non-cash compensation related to amortization of deferred compensation net of actual forfeitures for stock options that were granted with exercise prices that were less than the fair market value of our common stock at the date of grant and restricted stock.

Sales and Marketing Expenses

Sales and marketing expenses increased by $235,000, or 1.6%, to $15.2 million, or 7.7% of net sales, for the year ended December 31, 2006, from $15.0 million, or 8.1% of net sales, for 2005. The decrease in expenses as a percentage of net sales reflects the operating leverage we benefit from as our sales increase.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 7.5%, to $14.5 million, or 7.3% of net sales in 2006, from $15.7 million, or 8.5% of net sales in 2005. The decrease in general and administrative expenses was primarily a result of: (i) a $1.2 million reduction in professional services; (ii) severance charges of $1.0 million incurred in 2005 associated with the departure of certain executives in 2005 not incurred in 2006; and (iii) other decreases in miscellaneous general and administrative expenses such as taxes, travel, insurance, service charges and fees of approximately $900,000. These decreases were partially offset by a reallocation of resources focused on certain administrative and technology activities related to corporate-wide governance and systems initiatives of $1.5 million and incentive bonus compensation of approximately $400,000.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and as well as to customer relationships identified in connection with the purchase of Sovereign in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008 and $190,000 per quarter thereafter through October 2011.

Loss on Sale of Assembly Business

On September 29, 2006, we completed the sale of our assembly business to VMS for $12.0 million in cash. The transaction was accounted for pursuant to the provisions of SFAS 144 and EITF 03-13. We recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.

In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation because of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. The supply agreement provides for a preferred, but not exclusive, supplier arrangement and had an initial term of 12 months which automatically renews for an additional 12-month period until either party gives 90-days notice to terminate. The agreement was entered into with the purpose of establishing a long-term supply relationship between the parties. As prescribed by EITF 03-13, significance was measured based on a comparison of the expected continuing cash flows to be generated from future sales to VMS subsequent to the closing of the transaction and the cash flows that would have been generated by the assembly business absent the disposal transaction.

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that had been intercompany transactions which had been eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million and $3.1 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Litigation Reserve

In 2003, several class action complaints were filed in the United States District Court for the Central District of California on behalf of purchasers of our common stock, alleging violations of the federal securities laws between December 19, 2000 and April 29, 2002. The directors & officers insurance policy in place at the time of the claims had a $2.5 million deductible. In the second quarter of 2006, when we determined that it was probable the case would settle for an amount in excess of the deductible, we accrued the remaining exposure on the deductible to us of approximately $1.7 million ($2.5 million deductible less fees incurred through June 30, 2006 of $773,000). In late 2006, the parties reached a preliminary agreement to settle the federal class action, which was approved by the Court in the first quarter of 2007. The terms of the settlement required the defendants to pay $4.4 million into a settlement trust in full settlement of the claims asserted by the class.

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

A reconciliation of accrued facility consolidation costs for the year ended December 31, 2006 is as follows (in thousands):

	Employee Termination Benefits	Contract Terminations	Facility Closure	Other Exit Costs	Total
Accrued restructuring costs at December 31, 2005	$—	$16	$999	$67	$1,082
Additional accruals:
Arizona closure	43	347	433	300	1,123
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,432)	(363)	(2,222)

Accrued restructuring costs at December 31, 2006	$—	$—	$—	$—	$—

Goodwill Impairment

Due to a decline in our stock price during the second and third quarters of 2005, tests of impairment were performed at June 30 and September 30, 2005. Each analysis indicated that our book value at June 30 and September 30, 2005 was in excess of our fair value, as determined by our market capitalization. After assessing the goodwill impairment, we calculated and recorded goodwill impairment charges of $31.1 million and $23.6 million in the quarters ended June 30 and September 30, 2005, respectively. Total goodwill impairment charges recorded for the year ended December 31, 2005 were $54.7 million.

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

Net Income From Discontinued Operations

In February 2005, we placed our European operations, DDi Europe, into administration. This resulted in a non-cash gain in the first quarter of 2005 of $11.1 million on the disposition of DDi Europe, representing DDi Corp.’s net investment in DDi Europe as of January 31, 2005 (the effective date of disposition used for financial reporting purposes), net of foreign currency translation adjustments, and in the third quarter of 2005, a $496,000 gain on settlement of an outstanding liability. The gains were partially offset by pre-tax losses of $1.3 million incurred though January 31, 2005 by DDi Europe.

Quarterly Financial Information

The following table presents selected quarterly financial information for 2007 and 2006. This information is unaudited but, in our opinion, reflects all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(In millions)
Net sales	$45.2	$43.3	$49.1	$43.4	$43.2	$51.4	$52.5	$51.0
Gross profit	7.9	7.7	11.3	8.0	8.4	9.1	10.1	10.3
Income (loss) from continuing operations (a)(b)	(0.3)	0.0	2.0	(1.0)	(0.1)	(4.5)	(2.1)	(0.5)
Net income (loss)	(0.3)	0.0	2.0	(1.0)	(0.1)	(4.5)	(2.2)	(0.5)
Net income (loss) applicable to common stockholders	(0.3)	0.0	2.0	(1.0)	(11.0)	(6.3)	(4.0)	(2.3)
Income (loss) per share from continuing operations—basic and diluted	$(0.01)	$0.00	$0.09	$(0.04)	$(0.50)	$(0.32)	$(0.22)	$(0.13)
Net income (loss) per share applicable to common stockholders—basic and diluted	$(0.01)	$0.00	$0.09	$(0.04)	$(0.50)	$(0.32)	$(0.22)	$(0.13)

(a)	Loss from continuing operations for the three months ended June 30, 2006 included a $1.7 million legal reserve.
(b)	Loss from continuing operations for the three months ended September 30, 2006 included a $4.5 million loss on the sale of our assembly business.

Liquidity and Capital Resources

	As of December 31,
	2007	2006
	(Dollars in thousands)
Working capital	$40,046	$31,230
Current ratio (current assets to current liabilities)	2.9 : 1.0	2.3 : 1.0
Cash and cash equivalents	$20,445	$15,920
Short term borrowings	$—	$—
Long term debt, including current portion	$1,760	$2,044

As of December 31, 2007, we had total cash and cash equivalents of $20.4 million. The increase in our cash and cash equivalents, current ratio, and working capital at December 31, 2007 compared to December 31, 2006 was primarily attributable to the improvement in our cash flow from operations.

In August 2007, our Board of Directors authorized the repurchase of up to 1.1 million shares of common stock in the open market at prevailing market prices. The Company repurchased 304,453 shares during the year ended December 31, 2007 for a total cash outlay of approximately $1.9 million including commissions.

In February 2008, our Board of Directors approved an increase in the authorized number of shares to be repurchased to 1.5 million shares. We used $5.0 million in cash in February 2008 to repurchase 970,052 shares of our common stock, leaving 225,495 shares remaining available for repurchase.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, a privately held printed circuit board manufacturer, for $5.2 million in cash, 1.2 million shares of our common stock and the assumption of $2.3 million in debt. Under the terms of the merger agreement, 15% of the purchase price was held in an escrow fund by a third-party escrow agent to guaranty any indemnification claims by us that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds were paid out in October 2007 on the twelve month anniversary of the closing date of the acquisition. No claims were made against the escrow fund. In connection with the acquisition, we assumed approximately $2.3 million in term loans and capital leases of Sovereign Circuits, as well as the revolving credit facilities discussed below. In April 2007, we consolidated the two outstanding term loans with an aggregate outstanding balance totalling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at the prime rate, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property.

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

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and our asset-based revolving Credit Facility, if needed, along with proceeds from various equity offerings and asset sales. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued availability of our Credit Facility, if needed, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by (used in):
Operating activities from continuing operations	$14,561	$9,274	$(1,556)
Investing activities from continuing operations	(6,993)	3,559	(9,855)
Financing activities from continuing operations	(2,187)	(22,768)	14,911
Effect of discontinued operations on cash	—	—	(1,099)
Effect of exchange rates on cash	(856)	(130)	58

Net change in cash and cash equivalents	$4,525	$(10,065)	$2,459

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net cash provided by operating activities represents net income, adjusted for non-cash charges and working capital changes. The $5.3 million increase in net cash provided by operating activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to an increase in operating income year over year after excluding the non-cash loss on sale of the assembly business in 2006, no further cash legal settlements in 2007 compared to $1.7 million in 2006, and our continued efforts to reduce inventory levels and improve just-in-time procurement practices.

The $10.6 million change in net cash used in investing activities for the year ended December 31, 2007 compared to net cash provided by investing activities for the year ended December 31, 2006 was primarily due to the proceeds of $12.0 million received in 2006 for the sale of the assembly business, partially offset by the $5.0 million of net cash including acquisition costs paid in the Sovereign acquisition. There were no such acquisitions or divestitures in 2007 impacting cash related to investing activities.

The $20.6 million decrease in net cash used in financing activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to no line of credit borrowings or repayments in 2007 compared to $19.9 million of repayments in 2006, no Series B Preferred Stock dividends or redemption payments in 2007 as it was all retired in 2006 compared to $13.9 million in payments in 2006, offset by no proceeds from warrant exercises in 2007 compared to $12.1 million in 2006.

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

The $13.4 million increase in net cash provided by investing activities from continuing operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to: (i) proceeds of $12.0 million from the sale of our assembly business; (ii) a $5.9 million change in restricted cash available to fund the payment of our Series B Preferred Stock dividends and redemption; and (iii) a $437,000 decrease in capital expenditures in 2006. These increases were partially offset by $5.0 million of net cash including acquisition costs paid in the acquisition of Sovereign Circuits.

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

Contractual Obligations

The following table shows our material contractual obligations and commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (a)	$2,191	$355	$660	$594	$582
Operating leases	11,107	3,967	5,554	1,586	—

Total commitments	$13,298	$4,322	$6,214	$2,180	$582

(a)	Long-term debt consists of a term loan related to the Sovereign facility in Ohio. In calculating future payments due by period, we used the interest rate in effect for the term loan at December 31, 2007.

Tax Contingencies

As of December 31, 2007 and 2006, we have recorded tax reserves for tax contingencies of approximately $1.4 million and $1.5 million, respectively. We are unable to make a reasonable estimate regarding the settlement of these tax contingencies, and as such, these contingencies have been excluded from the table. See “Note 16—Income Tax Matters” for a discussion of tax contingencies.

Revolving Credit Facility

On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (7.25% at December 31, 2007). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the year ended December 31, 2007, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. In connection with this transaction, we allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

As of December 31, 2007, the borrowing capacity under the Credit Facility was approximately $16 million; however, no amounts were outstanding.

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

Dividends

The Series B Preferred Stock paid dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The following table sets forth all dividend payments made on our Series B Preferred Stock (in thousands):

	Year Ended December 31,
	2007	2006	2005
Dividends paid in cash	$—	$919	$2,280
Dividends paid in DDi common stock	—	—	695

Total dividends	$—	$919	$2,975

Recent Accounting Pronouncements

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2007, we adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The adoption of EITF 06-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We are currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States of America. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations once adopted January 1, 2009 but the effect will be dependent upon acquisitions after that date.

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “noncontrolling interests.” SFAS 160 requires noncontrolling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We currently do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (the “Index Rate”) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. At December 31, 2007, the Index Rate on the Credit Facility was 7.25%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There were no borrowings on the Credit Facility during 2007.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”), and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2007 and December 31, 2006, and their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

February 29, 2008

DDi CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$20,445	$15,920
Accounts receivable, net	26,411	24,593
Inventories	13,696	14,559
Prepaid expenses and other assets	657	1,146

Total current assets	61,209	56,218
Property, plant and equipment, net	28,503	31,162
Goodwill	39,006	39,229
Intangible assets, net	7,109	12,467
Other assets	950	535

Total assets	$136,777	$139,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$312
Accounts payable	11,024	12,884
Accrued expenses and other current liabilities	8,594	9,820
Income taxes payable	1,301	1,972

Total current liabilities	21,163	24,988
Long-term debt	1,516	1,732
Other long-term liabilities	2,933	3,324
Series A Preferred Stock	—	—

Total liabilities	25,612	30,044

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,746 and 22,442 shares issued and outstanding, respectively, at December 31, 2007 and 22,569 shares issued and outstanding at December 31, 2006	23	23
Additional paid-in-capital	242,938	240,356
Treasury stock, at cost — 304 shares held in treasury at December 31, 2007	(1,875)	—
Accumulated other comprehensive income	471	268
Accumulated deficit	(130,392)	(131,080)

Total stockholders’ equity	111,165	109,567

Total liabilities and stockholders’ equity	$136,777	$139,611

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$181,054	$198,115	$184,625
Cost of goods sold	146,195	160,188	157,959

Gross profit	34,859	37,927	26,666
Operating expenses:
Sales and marketing	12,207	15,228	14,993
General and administrative	14,468	14,543	15,728
Amortization of intangible assets	5,358	4,744	4,598
Loss on sale of assembly business	—	4,544	—
Litigation reserve	—	1,727	—
Restructuring and other related charges	646	1,140	4,703
Goodwill impairment	—	—	54,669

Operating income (loss)	2,180	(3,999)	(68,025)
Nonoperating (income) expense:
Interest expense	1,091	1,600	4,520
Interest income	(630)	(238)	(77)
Other expense, net	46	44	313

Income (loss) from continuing operations before income taxes	1,673	(5,405)	(72,781)
Income tax expense	985	1,828	1,429

Income (loss) from continuing operations	688	(7,233)	(74,210)
Income from discontinued operations, net of tax	—	—	(10,236)

Net income (loss)	688	(7,233)	(63,974)
Less: Series B Preferred Stock dividends, accretion and redemption charges	—	16,419	6,473

Net income (loss) applicable to common stockholders	$688	$(23,652)	$(70,447)

Net income (loss) per share from continuing operations applicable to common stockholders:
Basic	$0.03	$(1.21)	$(10.04)
Diluted	$0.03	$(1.21)	$(10.04)
Net income (loss) per share applicable to common stockholders:
Basic	$0.03	$(1.21)	$(8.76)
Diluted	$0.03	$(1.21)	$(8.76)
Weighted-average shares used in per share computations:
Basic	22,551	19,623	8,039
Diluted	22,594	19,623	8,039

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$688	$(7,233)	$(63,974)
Other comprehensive income (loss):
Foreign currency translation adjustments	203	(78)	1,058

Comprehensive income (loss)	$891	$(7,311)	$(62,916)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock Amount	Deferred Compensation	Stockholder Receivables	Accumulated Deficit	Other Comp. Loss	Total
	Shares	Amount
Balance, December 31, 2004	3,917	$4	$147,761	$—	$(9,445)	$(652)	$(59,873)	$(712)	$77,083
Deferred compensation	—	—	(5,095)	—	5,095	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,001	—	—	—	4,001
Issuance of new common stock in rights offering and in standby purchase agreement	14,013	14	74,986	—	—	—	—	—	75,000
Costs incurred in connection with the issuance of common stock	—	—	(2,954)	—	—	—	—	—	(2,954)
Series B Preferred Stock beneficial conversion feature, net of accretion of $1,509 (and debt issuance costs of $414)	—	—	17,410	—	—	—	—	—	17,410
Conversion of Series B Preferred Stock to common stock	50	—	1,000	—	—	—	—	—	1,000
Issuance of new common stock upon exercise of stock options	7	—	26	—	—	—	—	—	26
Issuance of restricted common stock	60	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	512	512
Foreign currency translation recognized on disposal of DDi Europe	—	—	—	—	—	—	—	546	546
Accrued interest on stockholder receivables		—	—	—	—	(18)	—	—	(18)
Repayment of stockholder receivables (including interest of $70)	—	—	—	—	—	670	—	—	670
Dividends paid in common stock on Series B Preferred Stock	212	—	3,660	—	—	—	—	—	3,660
Accrual of dividends payable on Series B Preferred Stock, including 1% redemption fee of $203	—	—	(3,179)	—	—	—	—	—	(3,179)
Accretion on Series B Preferred Stock	—	—	(1,794)	—	—	—	—	—	(1,794)
Net loss	—	—	—	—	—	—	(63,974)	—	(63,974)

Balance, December 31, 2005	18,259	18	231,821	—	(349)	—	(123,847)	346	107,989
Stock-based compensation expense under SFAS 123R	—	—	1,547	—	—	—	—	—	1,547
Deferred compensation	—	—	(349)	—	349	—	—	—	—
Accretion on Series B Preferred Stock	—	—	(4,340)	—	—	—	—	—	(4,340)
Dividends paid in cash on Series B Preferred Stock	—	—	(919)	—	—	—	—	—	(919)
Common stock issued to repurchase Series B Preferred Stock	732	1	5,465	—	—	—	—	—	5,466
Redemption of Series B Preferred Stock	—	—	(13,480)	—	—	—	—	—	(13,480)
Issuance of common stock upon exercise of stock options	62	1	115	—	—	—	—	—	116
Issuance of common stock upon exercise of warrants	2,302	2	12,083	—	—	—	—	—	12,085
Vesting of restricted common stock	12	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(78)	(78)
Issuance of common stock in acquisition of Sovereign Circuits	1,202	1	8,413	—	—	—	—	—	8,414
Net loss	—	—	—	—	—	—	(7,233)	—	(7,233)

Balance, December 31, 2006	22,569	23	240,356	—	—	—	(131,080)	268	109,567
Stock based compensation expense under SFAS 123R	—	—	2,302	—	—	—	—	—	2,302
Issuance of common stock upon exercise of stock options	54	—	280	—	—	—	—	—	280
Issuance of restricted stock	123	—	—	—	—	—	—	—	—
Repurchases of common stock	(304)	—	—	(1,875)	—	—	—	—	(1,875)
Foreign currency translation adjustment	—	—	—	—	—	—	—	203	203
Net income	—	—	—	—	—	—	688	—	688

Balance, December 31, 2007	22,442	$23	$242,938	$(1,875)	$—	$—	$(130,392)	$471	$111,165

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$688	$(7,233)	$(63,974)
Income from discontinued operations, net of tax	—	—	(10,236)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	10,012	9,848	9,918
Amortization of intangible assets	5,358	4,744	4,598
Amortization of debt issuance costs and discount	254	716	702
Goodwill impairment	—	—	54,669
Non-cash compensation	2,302	1,547	4,602
Non-cash and accrued restructuring and other related charges	—	60	3,731
Loss on sale of assembly business	—	4,544	—
Other	137	206	438
Change in operating assets and liabilities, (net of acquisitions and disposals):
Accounts receivable	(966)	1,832	(2,966)
Inventories	1,215	(3,717)	698
Prepaid expenses and other assets	226	696	215
Accounts payable	(2,214)	(782)	(1,313)
Accrued expenses and other liabilities	(1,760)	(4,177)	(4,735)
Income taxes payable	(691)	990	2,097

Net cash provided by (used in) operating activities from continuing operations	14,561	9,274	(1,556)
Net cash used in operating activities from discontinued operations	—	—	(1,975)

Net cash provided by (used in) operating activities	14,561	9,274	(3,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,993)	(6,262)	(6,699)
Proceeds from sale of assembly business	—	12,000	—
Payment of costs incurred in connection with sale of assembly business	—	(195)	—
Proceeds from sale of fixed assets	—	7	116
Acquisition of Sovereign Circuits, Inc., net of cash acquired of $607	—	(4,546)	—
Payment of costs incurred in connection with acquisition of Sovereign	—	(417)	—
Changes in restricted cash	—	2,972	(2,972)
Cash outflows related to acquisition earn out	—	—	(300)
Net cash used in investing activities from discontinued operations	—	—	(9)

Net cash provided by (used in) investing activities	(6,993)	3,559	(9,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving credit facility	—	(19,929)	3,981
Redemption payments of Series B Preferred Stock	—	(13,867)	(40,667)
Payment of Series B Preferred Stock dividends	—	(919)	(2,280)
Payments on long-term debt	(284)	(254)	(19,357)
(Payments) refunds of debt issuance costs	(308)	—	183
Repurchases of common stock including commissions	(1,875)	—	—
Proceeds from issuance of common stock	—	—	75,000
Payment of costs incurred with issuance of common stock	—	—	(2,645)
Collection of shareholder receivable, including interest	—	—	670
Proceeds from exercise of standby warrants	—	12,085	—
Proceeds from exercise of stock options	280	116	26
Net cash provided by financing activities from discontinued operations	—	—	885

Net cash provided by (used in) financing activities	(2,187)	(22,768)	15,796

Effect of exchange rate changes on cash and cash equivalents	(856)	(130)	58

Net increase (decrease) in cash and cash equivalents	4,525	(10,065)	2,459
Cash and cash equivalents, beginning of period	15,920	25,985	23,526

Cash and cash equivalents, end of period	$20,445	$15,920	$25,985

The accompanying notes are an integral part of these consolidated financial statements

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing and also provided value-added assembly services until the sale of that business on September 29, 2006. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in North Jackson, Ohio. Revenues and costs of Sovereign since October 23, 2006 are included in the Company’s consolidated financial statements (see Note 3).

On September 29, 2006, the Company completed the sale of its assembly business to VMS LLC (“VMS”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (“EITF 03-13”), the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. Therefore, revenues and costs of the assembly business up to and including September 29, 2006 were included in the consolidated financial statements.

The Company announced the discontinuation of its European business and the placement into administration of DDi Europe on February 9, 2005. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and are reported separately as a discontinued operation (see Note 5).

Common Stock Reverse Split

On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for all business combinations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The results of operations subsequent to the acquisition date are included in the consolidated financial statements.

Management Estimates

The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States, requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2007 and 2006.

Cash and Cash Equivalents

Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects it to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Revenue Recognition

The Company’s revenue consists primarily of the sale of printed circuit boards using customer supplied engineering and design plans and, to a lesser extent, to value-added assembly services prior to the sale of the assembly business on September 29, 2006. The Company’s revenue recognition policy complies with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. The Company does not have customer acceptance provisions, but it does provide customers a limited right of return for defective printed circuit boards.

The Company accrues an estimated amount for sales returns and allowances, which is recorded as a reduction to net sales based on historical information. The reserve for sales returns and allowances is included in the allowance for doubtful accounts as a reduction to accounts receivable. Shipping and handling fees billed to customers are included in net sales. The related freight costs and supplies are included as a component of cost of goods sold.

The Company accrues warranty expense, which is included in cost of goods sold, at the time revenue is recognized for estimated future warranty obligations related to defective printed circuit boards at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the Company’s estimates. The warranty accrual is included in accrued expenses.

The changes in the Company’s warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Beginning balance	$592	$527	$656
Warranties issued during the period	3,518	3,215	2,556
Warranty expenditures	(3,360)	(3,150)	(2,685)

Ending Balance	$750	$592	$527

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains relationships with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2007, 2006 and 2005 no individual customer accounted for 10% or more of the Company’s net sales. At December 31, 2007, one customer accounted for 15% of the Company’s total accounts receivable. At December 31, 2006, one customer accounted for 14% of the Company’s total accounts receivable.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific account review. The Company reviews its allowance for doubtful

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost (using either a standard cost method which approximates first-in, first-out (FIFO) or an average cost method) or market. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value based on such factors as age, utilization levels compared to quantities on hand, and actual or foreseeable technological changes.

Property, Plant and Equipment

Property, plant and equipment are capitalized at historical cost and are presented net of accumulated depreciation. Assets purchased in conjunction with acquired subsidiaries are recorded at fair value and depreciated over their remaining useful lives. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the remaining lease term and is included in depreciation expense. The depreciable life assigned to the Company’s building is 28 years. Machinery, office furniture, equipment and vehicles are each depreciated over three to seven years.

Debt Issuance Costs and Debt Discounts

The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 9). These costs are capitalized and amortized over the term of the related indebtedness using the effective interest method or, if not materially different, the straight-line method.

Long-Lived Assets

The Company evaluates long-lived assets that are to be disposed of by sale and measures them at the lower of book value or fair value less cost to sell, and evaluates all other long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated associated undiscounted cash flows. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions, or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income (loss) plus the effect of foreign currency translation adjustments.

Foreign Currency

A portion of the sales and expenses of the Company’s Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for its Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between the Company’s U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”), and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. The Company has foreign currency translation risk equal to its net investment in those operations. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been revised.

Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Basic and Diluted Earnings Per Share

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the Company to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS 128, paragraphs 55 and 56, the rights offering resulted in a bonus element to be accounted for in a manner similar to a stock dividend. Accordingly, common stock outstanding has been adjusted retroactively for the bonus element of 272,554 shares of common stock for all periods presented.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops and manufactures multi-layer printed circuit boards. The Company operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

The following summarizes revenues by customer location (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net sales:
North America(1)	$165,732	$183,444	$176,441
Asia	13,563	12,415	5,369
Other	1,759	2,256	2,815

Total	$181,054	$198,115	$184,625

(1)	Sales to the United States of America represent the majority of sales to North America.

Reclassifications

Certain reclassifications have been made to the 2005 statements to conform to the 2006 and 2007 presentation.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States of America. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company’s accounting for business combinations once adopted January 1, 2009 but the effect will be dependent upon acquisitions after that date.

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “noncontrolling interests.” SFAS 160 requires noncontrolling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently does not expect the adoption of SFAS 160 to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

3. ACQUISITION OF SOVEREIGN CIRCUITS

On October 23, 2006, the Company acquired Sovereign, a privately held printed circuit board manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1,201,964 shares of the Company’s common stock. The Company also assumed Sovereign’s debt of approximately $2.3 million and paid acquisition related costs of approximately $400,000. Under the terms of the merger agreement, 15% of the purchase price was held in escrow by a third-party escrow agent for up to one year to guaranty any indemnification claims by the Company that may arise. In accordance with the terms of the escrow agreement, 50% of the escrow fund was paid out to the sellers in May 2007 and the remaining funds were paid out in October 2007 on the twelve month anniversary of the closing date of the acquisition. No claims were made against the escrow fund.

The acquisition of Sovereign was accounted for as a purchase under SFAS 141 by which the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a discounted cash flow model. These intangible assets include $2.3 million of goodwill and $3.8 million of customer relationships. The customer relationships are being amortized over five years.

The Company determined the value of the stock consideration based on a $7.00 share price, which represented the average closing stock price for a five day period including two days prior to and two days after the August 9, 2006 transaction announcement date. The Company believes this method is consistent with guidance provided in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, and SFAS 141.

The components of the purchase price allocation are as follows (dollars in thousands, except per share amounts):

Purchase price:
Stock consideration (1,201,964 shares at $7.00 per share)	$8,414
Cash	5,153
Assumption of debt	2,288
Acquisition costs	417

Total	$16,272

Allocation of purchase price:
Current assets	$5,129
Property, plant and equipment	7,508
Current liabilities	(2,451)
Intangible assets	3,800
Goodwill	2,286

Total	$16,272

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Sovereign acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets.

	For Year Ended December 31,
	2006	2005
	(in thousands, except per share)
Pro forma net sales	$213,365	$199,231
Pro forma net loss	(23,345)	(70,806)
Pro forma net loss per share — basic and diluted	$(1.13)	$(7.66)
Pro forma weighted-averaged shares	20,598	9,241

4. SALE OF ASSEMBLY BUSINESS

On September 29, 2006, the Company completed the sale of its assembly business to VMS for $12.0 million in cash. The transaction was accounted for pursuant to the provisions of SFAS 144 and EITF 03-13. The Company recorded a $4.5 million loss on the sale in the third quarter of 2006, which included $3.1 million of goodwill allocated to the assembly business in accordance with SFAS 142.

In accordance with EITF 03-13, the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation as a result of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. The supply agreement provides for a preferred, but not exclusive, supplier arrangement and had a term of 12 months which automatically renewed for an additional 12-month period until either party gives 90-days notice to terminate. The agreement was entered into with the purpose of establishing a long-term supply relationship between the parties. As prescribed by EITF 03-13, significance was measured based on a comparison of the expected continuing cash flows to be generated from future sales to VMS subsequent to the closing of the transaction and the cash flows that would have been generated by the assembly business absent the disposal transaction.

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that had been intercompany transactions which were eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively.

5. DISCONTINUED OPERATIONS

The Company announced the discontinuation of its European business, and the placement into administration of DDi Europe, on February 9, 2005. The Company’s Board of Directors had previously concluded that the valuation of DDi Europe did not justify any further investment by the Company in support of its European subsidiaries. The Company subsequently announced it was unable to reach a satisfactory agreement on restructuring the terms of, and obtaining a further extension of credit under, the DDi Europe credit facilities. The Company completed the disposition of DDi Europe during the first quarter of 2005, resulting in a non-cash gain on disposition of DDi Europe of $11.1 million and in the third quarter of 2005, the Company recorded a $496,000 gain on settlement of an outstanding liability.

Accordingly, pursuant to SFAS 144 and EITF 03-13, DDi Europe has been accounted for as a discontinued operation. In accordance with SFAS 144, the results of operations presented in the Consolidated Financial Statements reflect DDi Europe as a discontinued operation. As a discontinued operation, revenues, expenses and cash flows of DDi Europe have been stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of the discontinued business of DDi Europe is summarized as follows:

Year Ended December 31, 2005
(In thousands)
Net sales	$7,873
Cost of goods sold	6,843

Gross profit	1,030
Operating expenses:
Sales and marketing	126
General and administrative	1,618
Restructuring and other related charges	219

Operating loss	(933)
Gain on disposal of DDi Europe	(11,549)
Interest and other expense, net	380

Income from discontinued operations before income taxes	10,236
Income tax benefit	—

Net income from discontinued operations	$10,236

6. DETAIL OF CERTAIN ASSET ACCOUNTS

Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2007	2006
Accounts receivable	$28,098	$26,526
Less: Allowance for doubtful accounts	(1,687)	(1,933)

	$26,411	$24,593

Inventories consist of the following (in thousands):

	As of December 31,
	2007	2006
Raw materials	$7,063	$7,719
Work-in-process	3,484	3,265
Finished goods	3,149	3,575

	$13,696	$14,559

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2007	2006
Land, buildings and leasehold improvements	$14,233	$13,091
Machinery and equipment	40,545	36,510
Office furniture and equipment	7,091	5,328
Vehicles	74	72
Deposits on equipment	1,674	1,350

	63,617	56,351
Less: Accumulated depreciation	(35,114)	(25,189)

	$28,503	$31,162

8. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	For Year Ended December 31,
	2007	2006	2005
Beginning balance	39,229	$41,845	$99,375
Adjustments related to pre-fresh start accounting tax contingencies and valuation allowances	(223)	(1,808)	(2,861)
Allocation to assembly business included in loss on disposal	—	(3,094)	—
Goodwill resulting from Sovereign acquisition	—	2,286	—
Impairment charges	—	—	(54,669)

Ending balance	$39,006	$39,229	$41,845

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of fresh start accounting, an allocation of the reorganization value in connection with our emergence from bankruptcy in 2003 resulted in goodwill of $99.8 million (with no tax basis). Under the fresh-start accounting rules, the reductions of U.S. tax valuation allowances related to net deferred tax assets that were in existence as of applying fresh-start accounting have been recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes.

Due to a decline in the Company’s stock price during the second and third quarters of 2005, tests of impairment were performed at June 30, 2005 and September 30, 2005 and each analysis indicated that the Company’s book value was in excess of its fair value, as determined by market capitalization. After assessing the goodwill impairment, the Company calculated and recorded goodwill impairment charges of $31.1 million and $23.6 million in the quarters ended June 30 and September 30, 2005, respectively.

In connection with the sale of its assembly business in the third quarter of 2006 (see Note 4), the Company allocated $3.1 million of goodwill to the carrying value of the disposed business based on the fair value of the assembly business in relation to the fair value of the consolidated entity on the closing date of the transaction. Pursuant to SFAS 142, when a company determines the gain or loss resulting from the disposal of a portion of a reporting unit, it must first determine the relative fair value of the disposed business and the retained portion of the reporting unit. Those relative fair values are used to calculate the portion of the reporting unit’s goodwill that is to be included in the carrying value of the disposed business.

In connection with the Company’s acquisition of Sovereign in the fourth quarter of 2006, the Company recorded $2.3 million of goodwill (see Note 3).

Annual Goodwill Impairment Test

The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. The Company performed its annual impairment test on goodwill for the years ended December 31, 2007 and 2006. Management determined that because the fair value of the Company, determined using its market capitalization, exceeded its carrying amount, no goodwill impairment was indicated at that time.

Intangible Assets

As part of fresh start accounting, an allocation of the reorganization value in 2003 resulted in identified intangible assets totaling $24.9 million. This balance of identified intangible assets consisted of $23.0 million related to customer relationships, which are being amortized over their estimated useful life of five years, and $1.9 million related to backlog which was amortized over its estimated useful life of three months. The amount relating to backlog was reported as a component of cost of goods sold. During 2007, the Company wrote off the fully amortized balance of backlog. Amortization related to customer relationships for the years ended December 31, 2007, 2006, and 2005 was $5.4 million, $4.7 million, and $4.6 million, respectively.

The Company acquired $3.8 million of customer relationship intangible assets in connection with the acquisition of Sovereign. These intangible assets are being amortized over their estimated useful life of five years from the date of acquisition.

Identifiable intangible assets consist of the following (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Customer relationships	$26,790	$(19,681)	$7,109	$26,790	$(14,323)	$12,467
Backlog	—	—	—	1,923	(1,923)	—

	$26,790	$(19,681)	$7,109	$28,713	$(16,246)	$12,467

Estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,
2008	4,975
2009	760
2010	760
2011	614
2012	—

Total	$7,109

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving credit facility and long-term debt obligations consisted of the following (in thousands):

	As of December 31,
	2007	2006
Revolving credit facility	$—	$—
Note payable	1,760	2,044

Sub-total	1,760	2,044
Less: current maturities of note payable	244	312

Total long-term debt	$1,516	$1,732

Revolving Credit Facility

In March 2004, the Company entered into a three-year, $40.0 million asset-based credit facility (the “Credit Facility”) with General Electric Capital Corporation, as agent and lender. In June 2004, the Credit Facility was expanded to include the Company’s Canadian operations. In November 2005, the Company amended the Credit Facility to reduce the interest rate and the fee for non-use of available funds, to permit the Company to incur up to an additional $25.0 million of future indebtedness and release the security interest on the equipment securing the Credit Facility.

The Company incurred debt issuance costs of $2.2 million in 2004 in connection with obtaining the Credit Facility. These costs were amortized to interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the years ended December 31, 2006 and 2005, approximately $700,000 was amortized in each respective year. The remaining balance of $179,000 was amortized in the first quarter of 2007.

In March 2007, the Company amended the Credit Facility to extend the maturity date to March 2010 and changed the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (7.25% at December 31, 2007). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the year ended December 31, 2007, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent.

The Company incurred debt issuance costs of approximately $300,000 in connection with amending the Credit Facility. These costs are amortized to interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the year ended December 31, 2007, approximately $70,000 was amortized.

The available borrowing capacity under the Credit Facility was approximately $15.8 million as of December 31, 2007; however, no amounts were outstanding.

In connection with the Sovereign acquisition, the Company assumed both a $1.1 million revolving credit facility and a $1.2 million revolving capital expenditure line of credit with Key Bank, as lender. The Company allowed both these facilities to expire on March 31, 2007.

Long-Term Debt

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At December 31, 2007, the effective interest rate of the term loan was 6.725% and the principle balance was $1.8 million.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows (in thousands).

2008	244
2009	244
2010	244
2011	244
2012	244
Thereafter	540

Total	1,760

10. DETAIL OF CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006
Accrued salaries and related benefits	$5,487	$6,202
Deferred lease liability	629	714
Accrued warranty expense	750	592
Other accrued expenses	1,728	2,312

	$8,594	$9,820

Other long term liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006
Long term deferred lease liability	$1,354	$1,771
Income taxes payable	1,279	1,253
Other long-term liabilities	300	300

	$2,933	$3,324

Deferred Lease Liability

This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $2.0 million and $2.5 million of the deferred liability remained to be amortized at December 31, 2007 and 2006, respectively. Amortization for the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $1.3 million and $1.9 million, respectively.

11. SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value per share. A certificate of designation was filed with the Secretary of State of Delaware designating 1,000,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock was issued to the Company’s former Convertible Subordinated Note holders. The Series A Preferred Stock had an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The dividends or liquidation payments on the Series A Preferred Stock will only be paid to the extent there is value, as defined, in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. In 2003, the Company recorded a liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, related to the Series A Preferred Stock at its estimated fair value of $2 million. This estimated fair value was based upon a valuation analysis performed by management. The Company had been accreting the Series A Preferred Stock to the amount expected to be paid at maturity using the effective interest method until DDi Europe was placed into administration when an impairment of the valuation of the Series A Preferred Stock occurred. The Company wrote down Series A Preferred Stock to its estimated fair market value of zero as of December 31, 2004, and reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. The Company amortized the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The issuance costs were fully amortized as of September 30, 2006. Amortization of these issuance costs was $414,000 and $1.8 million for the years ended December 31, 2006 and 2005, respectively.

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

Dividends

The Series B Preferred Stock paid dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The following table sets forth all dividend payments made on the Company’s Series B Preferred Stock (in thousands):

	Year Ended December 31,
	2007	2006	2005
Dividends paid in cash	$—	$919	$2,280
Dividends paid in DDi common stock (a)	—	—	$695

Total dividends	$—	$919	$2,975

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	On May 26, 2004, the Company’s stockholders approved a proposal to allow the Company to make dividend and redemption payments using its common stock provided that no more than 1,428,571 shares of common stock in the aggregate were used for redemption payments. Shares of the Company’s common stock issued as dividends or redemption payments are issued at a 5% discount to the volume weighted-average market price over the 20 trading days prior to the dividend payment date.

13. STOCKHOLDERS’ EQUITY

Common Stock

On August 23, 2005, the Company commenced a rights offering for up to 14,285,714 shares of its common stock at $5.25 per share, or $75.0 million. Under the rights offering, each holder of the Company’s common stock was given the opportunity to purchase 0.5186 shares of common stock at $5.25 per share for each share of common stock held. The rights offering closed on September 16, 2005 and rights to purchase 11,429,872 shares of the Company’s common stock were exercised resulting in proceeds of $60.0 million before offering costs of $3.0 million. The Company used $41.4 million of the proceeds to redeem two-thirds of the outstanding shares of Series B Preferred Stock plus accrued and unpaid dividends (see Note 12). In addition, $3.6 million of the proceeds were restricted for the payment of future dividend and principal payments of the Series B Preferred Stock. In October 2005, the Company used $18.7 million from the proceeds to redeem all of the then outstanding senior accreting notes plus accrued and unpaid dividends.

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

Repurchase Program

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of common stock in the open market at prevailing market prices. The Company repurchased 304,453 shares during the year ended December 31, 2007 for a total cost including commissions of approximately $1.9 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. The remaining amount authorized under the repurchase program is 795,547 shares at December 31, 2007.

Stockholder Receivable

On November 30, 2001, pursuant to the terms of a Secured Promissory Note and Pledge Agreement, the Company made a loan of approximately $600,000 to its former Chief Executive Officer. The note paid interest at a rate of 2.7% per annum, compounded quarterly. The note, which matured in November 2002, was collateralized by shares of the Company’s common stock. During the fourth quarter of 2005, the Company entered into a severance agreement with the Company’s former Chief Executive Officer. The severance payment under the agreement was equal to base salary for a period of 24 months ($1.0 million). The accrual of the severance payments at December 31, 2005 was reduced for tax withholdings of approximately $330,000 and the remaining amount was offset with the receivable plus interest due of $670,000 under the Secured Promissory Note and Pledge Agreement.

14. STOCK BASED COMPENSATION

Stock Options

In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 3,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares 1,071,429 may be made in a form other than stock options and stock appreciation rights. Options granted under the 2005 Plan vest annually over three years from the date of grant in equal installments, and have a contractual term of 10 years.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2003, the Company adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Stock options granted under the 2003 Plan vest in equal installments, with one-third vesting immediately upon grant, one-third in 18 months and one-third in 36 months. The Company no longer grants options under the 2003 Plan.

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

On December 7, 2005, the Compensation Committee and the Board of Directors of the Company approved the accelerated vesting of all unvested stock options with an exercise price greater than the current market price of the Company’s common stock that were granted under the 2003 Plan and the 2003 Directors Plan to current employees, officers and directors, so that each such option became fully vested. The closing market price of the Company’s common stock on December 7, 2005 was $5.04 per share. As a result of this action, options to purchase 118,490 shares with exercise prices ranging from $15.54 per share to $73.15 per share became fully vested. The Company recorded $1.4 million in non-cash compensation expense in the fourth quarter of 2005 related to the acceleration of these options. The primary purpose of the accelerated vesting was to reduce future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123R in the first quarter of 2006.

The following table summarizes the Company’s stock option activity under all the plans for the year ended December 31, 2007:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2006	1,862	$9.76	8.7	$1,040
Granted	612	$6.42
Exercised	(55)	$5.15
Forfeited	(173)	$15.17

Balance as of December 31, 2007	2,246	$8.55	8.1	$27

Options exercisable as of December 31, 2007	881	$11.09	7.0	$27

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at December 31, 2007. The Company had outstanding at December 31, 2007 options to purchase an aggregate of 7,486 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of approximately $27,000. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $109,000, $296,000 and $90,000, respectively, determined as of the date of exercise.

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

Expected Stock Price Volatility — Beginning January 1, 2006, pursuant to SEC Staff Accounting Bulletin No. 107, Share-Based Payment, the Company determined that the most appropriate indicators of its expected future stock volatility are its own historical volatility, combined with the historical volatility of its two most closely related competitors during the period immediately preceding the Company’s emergence from Chapter 11 bankruptcy in 2003.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Dividend Yield — The Company does not pay dividends on its common stock, and management does not have any plan in the foreseeable future to do so.

Risk-Free Interest Rate — The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term as a risk-free interest rate.

Expected Forfeiture Rate — The Company’s expected forfeiture rate represents the percentage of granted stock options that are not expected to vest due to employee termination. The estimated forfeiture rate was determined based on historical stock option forfeitures.

Fair Value — The fair value of the Company’s stock options granted to employees for the years ended December 31, 2007, 2006 and 2005 were estimated using the following weighted average assumptions:

	For Year Ended December 31,
	2007	2006	2005
Expected term (years)	4	4	4
Expected stock price volatility	53.9%	71.0%	60.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.1%	5.0%	4.4%
Weighted-average fair value per share	$2.95	$4.43	$21.18

Restricted Stock

In December 2007, the Company granted 122,500 restricted stock awards under the 2005 Plan which vest annually over three years from the date of grant in equal annual installments. The Company calculated compensation expense on these shares using the fair market value of its common stock of $5.80 on the grant date. At December 31, 2007, the total compensation cost related to non-vested restricted stock awards not yet recognized was $693,000 net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Compensation Expense

As required by SFAS 123R, the Company made an estimate of expected forfeitures and recognized compensation costs in 2007 for those equity awards expected to vest. At December 31, 2007, the total compensation cost related to non-vested stock options not yet recognized was $3.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

During 2007, the Company recorded $93,000 of incremental cost resulting from the modification of pre-existing awards belonging to a member of the Board of Directors that retired from service to the Company in May of 2007. During 2006, the Company recorded $73,000 of incremental cost resulting from the modification of pre-existing awards to five employees terminated in connection with the sale of the Company’s assembly business (see Note 4).

Prior to January 1, 2006, in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), non-cash compensation expense related to the amortization of deferred compensation for stock options that were granted with exercise prices below the fair market value of the Company’s common stock at the date of grant and restricted stock, net of actual forfeitures.

The following table sets forth compensation cost and deferred compensation related to stock-based compensation (in thousands):

	For Year Ended December 31,
	2007	2006	2005
Non-cash compensation expense:
Cost of goods sold	$374	$428	$3,428
Sales and marketing expenses	120	58	116
General and administrative expenses	1,808	1,061	1,058

Non-cash compensation expense from continuing operations	2,302	1,547	4,602
Discontinued operations	—	—	(601)

Total non-cash compensation expense	$2,302	$1,547	$4,001

Deferred compensation:
Cancellation of stock options and restricted stock	$—	$—	$(3,459)
	—	(349)	—

Deferred compensation from continuing operations	—	(349)	(3,459)
Cancellation of stock options and restricted stock from discontinued operations	—	—	(1,636)

Total deferred compensation	$—	$(349)	$(5,095)

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended December 31, 2005
Net loss applicable to common stockholders:
As reported — basic and diluted	$(70,447)
Less: non-cash compensation expenses under SFAS 123, net of tax	(9,642)
Add: non-cash compensation expenses under APB 25, net of tax	4,001

Pro forma — basic and diluted	$(76,088)

Net loss per share applicable to common stockholders — basic and diluted:
As reported	$(8.76)
Pro forma	$(9.46)

15. RESTRUCTURING AND OTHER RELATED CHARGES

In May 2005, the Board of Directors of the Company approved plans to close the Company’s Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of the Company’s North American PCB plants. The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The Company incurred the following types of restructuring costs in connection with the closure of the facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. As of December 31, 2007, the Company had incurred a total of $6.4 million in charges relating to the closure and does not anticipate any additional charges other than ongoing legal fees and expenses related to pending litigation with the landlord of one of the buildings (see Note 18).

In May 2005, the Company announced the closure of the corporate human resources center located in Colorado Springs, Colorado and the relocation of this function into the corporate offices located in Anaheim, California. During the second quarter of 2005, this restructuring was essentially completed.

A reconciliation of accrued facility consolidation costs is as follows (in thousands):

	Employee Termination Benefits	Contract Terminations	Facility Closure	Other Exit Costs	Total
Accrued restructuring costs at December 31, 2004	$15	$248	$—	$155	$418
Arizona shutdown	654	334	1,100	233	2,321
Colorado closure	94	6	—	12	112
Other	—	—	—	432	432
Payments	(763)	(572)	(101)	(765)	(2,201)

Accrued restructuring costs at December 31, 2005	—	16	999	67	1,082
Arizona shutdown	43	347	433	300	1,123
Colorado closure	6	15	—	4	25
Other	—	—	—	(8)	(8)
Payments	(49)	(378)	(1,432)	(363)	(2,222)

Accrued restructuring costs at December 31, 2006 and 2007	$—	$—	$—	$—	$—

16. INCOME TAX MATTERS

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$156	$—	$312
State	243	380	131
Foreign	702	1,402	915

	1,101	1,782	1,358
Deferred:
Foreign	(116)	46	71

Provision for income taxes from continuing operations	$985	$1,828	$1,429

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities from continuing operations consist of the following (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$51,469	$55,669
Tax credits	4,540	3,785
Accrued liabilities	1,365	1,115
Capitalized research and development costs	4,859	5,717
Property, plant and equipment	1,968	—
Other	1,505	1,278

	65,706	67,564

Deferred tax liabilities:
Property, plant and equipment	—	(1,745)
Intangible assets	(2,055)	(3,843)

	(2,055)	(5,588)

Valuation allowance	(63,290)	(61,771)

Net deferred tax assets from continuing operations	$361	$205

Deferred tax assets and liabilities are based on management’s best estimate of the ultimate settlement that will be accepted by tax authorities. Management will continually evaluate these matters. At the date of any material change in management’s best estimate of items related to income tax refunds and liabilities prior to November 30, 2003, and at the date that these items are settled with the tax authorities, any refund or liability previously recognized is adjusted to decrease or increase the remaining balance of goodwill established at November 30, 2003 through fresh-start accounting related to the Company’s emergence from bankruptcy.

Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2007 may not be realized. Consequently, the Company established a valuation allowance for the majority of its deferred tax assets, with the exception of deferred tax assets related to Canada, where the Company has operating income. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of taxable income that demonstrates its ability to utilize the assets. Any reduction of a valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting, will be recognized as a decrease to the remaining balance of goodwill established through fresh-start accounting. The change in the valuation allowance from the prior year is primarily due to current year utilization of net operating losses and timing differences.

The income tax provision from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the loss from continuing operations before income taxes as below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Computed “expected” tax expense (benefit) from continuing operations	$586	$(1,892)	$(25,473)
Increase (decrease) in income taxes resulting from:
State tax	243	380	131
Goodwill adjustments and impairment	—	1,083	19,134
Dividend income	—	—	2,243
Foreign tax differential	382	641	570
Research and development credits	(915)	(1,119)	(843)
Increase in valuation allowance	683	2,787	5,415
Other	6	(52)	252

Provision for income taxes from continuing operations	$985	$1,828	$1,429

At December 31, 2007, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $139.0 million and $48.0 million, respectively. The federal and state NOLs begin expiring in 2021 and 2011, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $900,000 and $3.5 million, respectively. The federal R&E credits begin to expire in 2025 and the state R&E credits carryover indefinitely. In addition, the Company has an AMT tax credit of approximately $100,000, which carryforward indefinitely.

Pursuant to section 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attribute carryovers may be subject to limitations if certain ownership changes (as defined) occur. During 2005 and 2006, the Company had two ownership changes; as such there are two overlapping annual U.S. federal and state limitations on the amount of the NOL and other tax attribute carryforwards incurred prior to the ownership change dates which can be utilized in subsequent years. The 2006 ownership change annual U.S. federal and state limitation is approximately $11.6 million and $6.6 million, respectively, for the first five years after ownership change and thereafter $6.8 million and $3.9 million, respectively. The 2005 ownership change annual U.S. federal and state limitation is approximately $8.7 million and $4.7 million, respectively, for the first five years after the ownership change and thereafter $5.8 million and $3.1 million, respectively. The amount of federal NOLs and credits subject to the 2005 annual limitation are $125.0 million and nil, respectively. The amount of the state NOLs and credits subject to the 2005 annual limitation are $35.0 million and $2.8 million, respectively. The amount of federal and state credits subject to 2006 annual limitations are approximately $600,000 and $3.3 million, respectively. The 2006 annual limitations will be used to calculate NOL and other tax attributes available for utilization in the subsequent years, however in future years the amount available for utilization may be limited by the cumulative amount available under the 2005 ownership change annual limits. No ownership change occurred in 2007.

A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of our Canadian subsidiary. DDi management does not currently have plans to repatriate additional Canadian earnings. U.S. income taxes have not been provided on approximately $3.8 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

The Company is periodically under examination by various taxing authorities. Any refunds and/or liabilities resulting from audits from periods prior to applying fresh-start accounting may result in cash refunds and/or cash payments and a corresponding decrease or increase to goodwill. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

Tax contingencies

The Company is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

The reconciliation of the Company’s tax contingencies is as follows:

Balance at January 1, 2007	$1,464
Settlements	(274)
Lapse of statue of limitations	(63)
Increases in balances related to tax positions taken in prior periods	194
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	—
Currency fluctuations	77

Balance at December 31, 2007	$1,398

As of December 31, 2007, the Company’s total unrecognized tax benefit was $1.4 million. If recognized in future periods there would be a favorable effect to the effective tax rate of $705,000 and a reduction of goodwill of $693,000. As of January 1, 2007, the total unrecognized tax benefit was $1.5 million. If recognized in future periods there would be a favorable effect to the effective tax rate of $708,000 and a reduction of goodwill of $756,000. Management anticipates a decrease in the tax contingency reserve in the next twelve months of approximately $400,000. The anticipated $400,000 decrease has two components: (i) approximately $250,000 due to statute expirations, with the decrease expected to be primarily an offset to goodwill and (ii) approximately $150,000 associated with settlements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at January 1 and December 31, 2007, was $358,000 and $455,000 respectively. The amount of interest and penalties accrued in 2007 was $196,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Canadian income tax matters have been examined through 2004 with the final results of the examination included in preparation of the 2007 consolidated financial statements. State jurisdictions that remain subject to examination range from 2002 to 2006.

17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS 123R.

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Weighted-average shares of common stock outstanding — basic	22,551	19,623	8,039
Weighted common stock equivalents	43	—	—

Weighted-average shares of common stock and common stock equivalents outstanding — diluted	22,594	19,623	8,039

Income (loss) from continuing operations	$688	$(7,233)	$(74,210)
Less: Series B Preferred Stock dividends, accretion and redemption charges	—	16,419	6,473

Income (loss) from continuing operations applicable to common stockholders	$688	$(23,652)	$(80,683)

Income (loss) per share from continuing operations applicable to common stockholders — basic and diluted	$0.03	$(1.21)	$(10.04)

Net income from discontinued operations	$—	$—	$10,236

Net income per share of common stock from discontinued operations — basic and diluted	$—	$—	$1.28

Net income (loss)	$688	$(7,233)	$(63,974)
Less: Series B Preferred Stock dividends, accretion and redemption charges	—	16,419	6,473

Net income (loss) applicable to common stockholders	$688	$(23,652)	$(70,447)

Net income (loss) per share applicable to common stockholders — basic and diluted	$0.03	$(1.21)	$(8.76)

For the year ended December 31, 2007, common shares issuable upon exercise of outstanding stock options and restricted stock of 2,325,311 were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

As a result of the net loss incurred during the year ended December 31, 2006, common shares issuable upon exercise of outstanding stock options of 1,861,706 were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive.

As a result of the net loss incurred during the year ended December 31, 2005, common shares issuable upon exercise of outstanding stock options and warrants, restricted stock vesting, or upon conversion of Series B Preferred Stock of 4,437,619 were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive.

A subscription rights offering commenced in August of 2005 resulted in a bonus element to be accounted for in a manner similar to a stock dividend in accordance with SFAS 128. Accordingly, common stock outstanding reflects this bonus element of 272,554 shares of common stock for all periods presented.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Operating leases

The Company has entered into various operating leases principally for manufacturing facilities, office space, and equipment that expire at various dates through 2011. Future annual minimum lease payments under all non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2007 (in thousands):

Year Ending December 31,
2008	$3,967
2009	3,303
2010	2,250
2011	1,587

Total	$11,107

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $3.6 million, $3.5 million, and $3.9 million, respectively.

Litigation

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The pending complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and failing to adequately repair the buildings at the termination of the lease. The complaint seeks an unspecified amount of damages. The Company believes the plaintiff’s claims lack merit and intends to vigorously defend the action.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business.

The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows and the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at December 31, 2007.

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash payments for:
Income taxes	$1,856	$786	$314

Interest	$207	$232	$3,042

Non-cash financing and investing activities:
Conversion of Series B Preferred Stock to common stock	$—	$—	$1,000

Repurchase of Series B Preferred Stock with common stock	$—	$5,466	$—

Acquisition of Sovereign Circuits:
Cash consideration including acquisition costs	$—	$5,570	$—
Fair value of stock consideration	—	8,414	—
Fair value of non-cash tangible assets acquired	—	(12,029)	—
Goodwill	—	(2,286)	—
Intangible assets	—	(3,800)	—
Liabilities assumed and incurred	—	4,739	—

Cash acquired	$—	$608	$—

20. SUBSEQUENT EVENTS

In February 2008, the Company’s Board of Directors approved an increase in the authorized number of shares of the Company’s common stock to be repurchased to 1,500,000 shares from 1,100,000 shares. We used $5.0 million in cash in February 2008 to repurchase 970,052 shares, leaving 225,495 shares remaining available for repurchase.

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to other accounts	Deductions	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$1,933	$632	$—	$(878)	$1,687
Year ended December 31, 2006	$1,881	$1,199	$—	$(1,147)	$1,933
Year ended December 31, 2005	$1,579	$1,394	$—	$(1,092)	$1,881
Deferred Tax Valuation Allowance:
Year ended December 31, 2007	$61,771	$—	$1,519	$—	$63,290
Year ended December 31, 2006	$61,264	$—	$507	$—	$61,771
Year ended December 31, 2005	$89,037	$—	$—	$(27,773)	$61,264

(1)	Includes both amounts charged to general and administrative expense (for bad debts) and as a reduction to revenue (for sales returns and discounts).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears on page 38 herein.

Inherent Limitations of Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in 2008, is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2007.

Item 11.	Executive Compensation.

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board — Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2007.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2007.

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

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		8-K		3.1	12/11/2007

10.1*	Dynamic Details Incorporated 2007 Senior Management Bonus Program		10-K	12/31/2006	10.1	3/12/2007

10.2*	Dynamic Details Incorporated 2008 Senior Management Bonus Program	X

10.3*	Independent Director Compensation Policy		10-K	12/31/2006	10.3	3/12/2007

10.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004

10.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)	X

10.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004

10.7*	DDi Corp. 2005 Stock Incentive Plan, as Amended		S-8		4.4	11/7/2008

10.8*	Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		10	12/27/2005

10.9*	Form of Restricted Share Award Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		99.2	12/11/2007

10.10*	Employment Agreement dated April 13, 2007 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/18/2007

10.11*	Employment Agreement dated December 7, 2006 between DDi Corp. and Michael R. Mathews		10-K	12/31/2006	10.10	3/12/2007

10.12*	Employment Agreement dated April 13, 2007 between DDi Corp. and Sally L. Goff		8-K		99.2	4/18/2007

10.13*	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes		10-K	12/31/2006	10.12	3/12/2007

10.14	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.		S-4		10.4	11/26/1997

10.15	Amendment to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.		10-K	12/31/2000	10.38	3/31/2001

10.16	Amendment to Real Property Master Lease Agreement		8-K		10.3	11/29/2005

10.17	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.		10-K	12/31/1998	10.30	3/31/1999

10.18	Lease Agreement dated April 24, 2007 by and between Tarob Court Properties, LLC and Dynamic Details, Incorporated Silicon Valley.		10-Q	6/30/2007	10.1	8/8/2007

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.19	Amended and Restated Credit Agreement dated as of March 30, 2007, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, DDi Sales Corp., Sovereign Circuits, Inc. and Sovereign Flex Products, LLC; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.		10-Q	3/30/2007	10.5	5/9/2007

10.20	Amended and Restated Security Agreement, dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric C apital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.6	5/9/2007

10.21	Amended and Restated Guaranty dated as of March 30, 2007, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.7	5/9/2007

10.22	Amended and Restated Pledge Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.8	5/9/2007

10.23	Amended and Restated Patent, Trademark and Copyright Security Agreement dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.9	5/9/2007

10.24	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender		10-Q	6/30/2004	10.1	8/16/2004

10.25	Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company	X

10.26	Amendment No. 4 to Credit Agreement dated as of March 30, 2007 among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.		10-Q	3/30/2007	10.10	5/9/2007

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.27	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company		10-Q	6/30/2004	10.2	8/16/2004

10.28	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation		10-Q	6/30/2004	10.3	8/16/2004

10.29	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.6	8/16/2004

10.30	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.7	8/16/2004

10.31	Open End Mortgage dated May 10, 2006 between Sovereign Circuits, Inc. and Key Bank National Association		10-K	12/31/2006	10.12	3/12/2007

10.32	Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.2	8/8/2007

10.33	Amendment to Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.3	8/8/2007

10.34	Promissory Note dated March 30, 2007.		10-Q	6/30/2007	10.4	8/8/2007

10.35	Business Loan Agreement dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.5	8/8/2007

21.1	Subsidiaries of DDi Corp.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

(b) Financial Statement Schedules.

The required financial statement schedule, Schedule II — Valuation and Qualifying Accounts, is set forth under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and is hereby incorporated by reference in this Item 15 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 29th day of February, 2008.

DDi CORP.

By:	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

/s/ SALLY L. GOFF
Sally L. Goff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MIKEL H. WILLIAMS Mikel H. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ SALLY L. GOFF Sally L. Goff	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ ROBERT J. AMMAN Robert J. Amman	Director	February 29, 2008

/s/ JAY B. HUNT Jay B. Hunt	Director	February 29, 2008

/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	February 29, 2008

/s/ BRYANT RILEY Bryant Riley	Director	February 29, 2008

/s/ STEVEN C. SCHLEPP Steven C. Schlepp	Director	February 29, 2008

/s/ CARL R. VERTUCA, JR. Carl R. Vertuca, Jr.	Director	February 29, 2008