Form 10-Q
period 2008-03-31
DDI CORP
filed 2008-04-30
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☑    No  ☐

As of April 28, 2008, DDi Corp. had 21,471,575 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

Form 10-Q for the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,747	$20,445
Accounts receivable, net	30,264	26,411
Inventories	15,892	13,696
Prepaid expenses and other assets	868	657

Total current assets	64,771	61,209
Property, plant and equipment, net	28,601	28,503
Goodwill	39,006	39,006
Intangible assets, net	5,770	7,109
Other assets	918	950

Total assets	$139,066	$136,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	15,633	11,024
Accrued expenses and other current liabilities	10,174	8,594
Income taxes payable	1,399	1,301

Total current liabilities	27,450	21,163
Long-term debt	1,455	1,516
Other long-term liabilities	2,731	2,933
Series A Preferred Stock	—	—

Total liabilities	31,636	25,612

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,746 shares issued and 21,471 shares outstanding at March 31, 2008 and 22,746 shares issued and 22,442 shares outstanding at December 31, 2007	23	23
Additional paid-in-capital	243,588	242,938
Treasury stock, at cost — 1,275 and 304 shares held in treasury at March 31, 2008 and December 31, 2007, respectively	(6,907)	(1,875)
Accumulated other comprehensive income	400	471
Accumulated deficit	(129,674)	(130,392)

Total stockholders’ equity	107,430	111,165

Total liabilities and stockholders’ equity	$139,066	$136,777

The accompanying notes are an integral part of these condensed consolidated financial statements

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$47,352	$43,447
Cost of goods sold	37,609	35,457

Gross profit	9,743	7,990
Operating expenses:
Sales and marketing	3,276	3,124
General and administrative	3,838	3,811
Amortization of intangible assets	1,339	1,340
Restructuring and other related charges	185	77

Operating income (loss)	1,105	(362)
Interest expense	195	437
Interest income	(156)	(106)
Other (income) expense, net	(87)	2

Income (loss) before income taxes	1,153	(695)
Income tax expense	435	296

Net income (loss)	$718	$(991)

Net income (loss) per share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)
Weighted-average shares used in per share computations:
Basic	21,988	22,594
Diluted	21,993	22,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$718	$(991)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	2,736	2,362
Amortization of intangible assets	1,339	1,340
Amortization of debt issuance costs and discount	25	177
Non-cash compensation	650	552
Other	38	—
Changes in operating assets and liabilities:
Accounts receivable	(4,091)	(468)
Inventories	(2,309)	(914)
Prepaid expenses and other assets	(224)	(769)
Accounts payable	4,717	(114)
Accrued expenses and other liabilities	1,182	(1,419)
Income tax payable	151	133

Net cash provided by (used in) operating activities	4,932	(111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,763)	(1,651)

Net cash used in investing activities	(2,763)	(1,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(61)	(94)
Repurchases of common stock including commissions	(5,032)	—
Proceeds from exercise of stock options	—	215

Net cash provided by (used in) financing activities	(5,093)	121

Effect of exchange rate changes on cash and cash equivalents	226	(41)

Net decrease in cash and cash equivalents	(2,698)	(1,682)
Cash and cash equivalents, beginning of period	20,445	15,920

Cash and cash equivalents, end of period	$17,747	$14,238

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007, and such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended March 31, 2008 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2008 and continuing into April, the Company’s stock price declined along with that of its competitors in the PCB industry as well as in the general stock market. This resulted in the company’s market capitalization periodically falling below its book value. While the Company considers this decline temporary and based on general economic conditions, and not based on any events or conditions specific to DDi, the Company may be required to record a goodwill impairment in the future if its stock price decreases further, which could have a material impact on the Company’s results of operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on the Company’s consolidated financial statements. The Company is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows. See Note 12 for additional fair value disclosures.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company’s accounting for business combinations completed after January 1, 2009.

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “noncontrolling interests.” SFAS 160 requires noncontrolling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently does not expect adoption of SFAS 160 to have any impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$7,124	$7,063
Work-in-process	5,423	3,484
Finished goods	3,345	3,149

Total	$15,892	$13,696

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3. REVOLVING CREDIT FACILITY

On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.25% at March 31, 2008). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended March 31, 2008, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of March 31, 2008, the Company was in compliance with all required covenants.

As of March 31, 2008, the borrowing capacity under the credit facility was approximately $20.0 million; however, no amounts were outstanding.

In connection with this transaction, the Company allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

NOTE 4. LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At March 31, 2008, the effective interest rate of the term loan was 4.62% and the remaining outstanding balance was $1.7 million.

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

	Three Months Ended
	March 31, 2008	March 31, 2007
Beginning balance	$750	$592
Warranties issued during the period	782	928
Warranty expenditures	(786)	(927)

Ending balance	$746	$593

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s consolidated financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $1.4 million of total gross unrecognized tax benefits at December 31, 2007. If recognized in future periods there would be a favorable affect to the effective tax rate of $705,000 and a reduction to goodwill of $693,000. No material changes have occurred in the quarter ended March 31, 2008. The Company anticipates a decrease in the tax contingency reserve during the remainder of 2008 of approximately $400,000. This anticipated decrease has two components: (i) approximately $250,000 due to statue expirations, with the decrease expected to be primarily an offset to goodwill; and (ii) approximately $150,000 associated with settlements.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Canadian income tax matters have been examined through 2004. State jurisdictions that remain subject to examination range from 2002 to 2007.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

There were no grants of stock option awards during the three months ended March 31, 2008. At March 31, 2008, the total compensation cost related to non-vested stock options not yet recognized was $3.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.6 years.

Restricted Stock

There were no grants of restricted stock during the three months ended March 31, 2008. At March 31, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was $634,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.7 years.

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Non-cash compensation expense:
Cost of goods sold	$128	$84
Sales and marketing expenses	70	(37)
General and administrative expenses	452	505

Total non-cash compensation expense	$650	$552

NOTE 8. STOCK REPURCHASE PROGRAM

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 1.1 million shares of the Company’s common stock in the open market at prevailing market prices. In February 2008, the number of shares authorized to be repurchased was increased by 400,000 shares to 1.5 million shares. The Company repurchased 970,052 shares during the quarter ended March 31, 2008 for a total cost of $5.0 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of March 31, 2008, the Company had repurchased a total of 1,274,505 shares, leaving 225,495 shares authorized to be repurchased under the program.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales:
North America (1)	$43,706	$40,760
Asia	3,256	2,287
Other	390	400

Total	$47,352	$43,447

(1)	The majority of sales in North America are to customers located in the United States.

NOTE 10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS No. 123R, Share-Based Payment.

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 31, 2008	March 31, 2007
Weighted average shares of common stock outstanding – basic	21,988	22,594
Weighted common stock equivalents	5	—

Weighted average shares of common stock outstanding – diluted	21,993	22,594

Net income (loss)	$718	$(991)

Net income (loss) per share – basic and diluted	$0.03	$(0.04)

For the three months ended March 31, 2008, common shares issuable upon exercise of outstanding stock options and the vesting of restricted stock of 2.4 million were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

As a result of the net loss incurred during the three months ended March 31, 2007, common shares issuable upon exercise of outstanding stock options of 2.1 million were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11. COMPREHENSIVE INCOME (LOSS)

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

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income (loss)	$718	$(991)
Other comprehensive income (loss):
Foreign currency translation adjustments	(71)	11

Comprehensive income (loss)	$647	$(980)

NOTE 12. FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair value of the Company’s cash and cash equivalents is based on quoted prices in active markets for identical assets.

As of March 31, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of cash depository accounts and money market fund investments. The Company invests excess cash from its operating cash depository accounts in highly liquid money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The pending complaint alleges that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and failing to adequately repair the buildings at the termination of the lease. The complaint seeks an unspecified amount of damages. The Company believes the plaintiff’s claims lack merit and is vigorously defending the action. A bench trial was conducted from February 26, 2008 to March 12, 2008 regarding the plaintiffs’ breach of contract claims and the Company’s counter-claims asserting the landlord breached the lease and the implied covenant of good faith and fair dealing. On April 14, 2008, the parties submitted written closing arguments, and the Court took the case under advisement.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business.

The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows and the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended March 31, 2008. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

Our Company

We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in various market segments including communications and networking, medical, test and industrial instruments, high-end computing, military and aerospace, and high-durability commercial markets. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

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

•

Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, OEMs rely on printed circuit board manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle. OEMs are also requiring more lead-free materials and other “green” products which add to the complexity of the materials utilized in the manufacturing of printed circuit boards.

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

Results of Operations

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
Net sales	$47,352	$43,447	$3,905	9.0%
Cost of goods sold	37,609	35,457	2,152	6.1%
Gross profit	9,743	7,990	1,753	21.9%
Gross profit as a percentage of net sales	20.6%	18.4%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced, multi-layer PCBs.

Net sales increased $3.9 million, or 9.0%, to $47.4 million for the first quarter of 2008, from $43.4 million for the same period in 2007. The increase in net sales was primarily due to an increase in volume of shipments and an improvement in average pricing attributed to a shift in mix towards higher technology-based products.

Gross Profit

Gross profit for the first quarter of 2008 was $9.7 million, or 20.6% of net sales, compared to $8.0 million, or 18.4% of net sales, for the same period in 2007. The increase in gross profit was primarily due to an increase in volume of shipments, an improvement in average pricing attributed to a shift in mix to higher technology-based products, and better absorption of fixed costs, partially offset by an increase in management and factory performance incentives accrued in the first quarter of 2008 compared to the first quarter of 2007.

Non-Cash Compensation

	Three Months Ended
	March 31, 2008	March 31, 2007
Non-cash compensation:
Cost of goods sold	$128	$84
Sales and marketing expenses	70	(37)
General and administrative expenses	452	505

Total non-cash compensation	$650	$552

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

Sales and Marketing Expenses

	Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
Sales and marketing expenses	$3,276	$3,124	$152	4.9%
Percentage of net sales	6.9%	7.2%

Sales and marketing expenses increased on an absolute dollar basis by $152,000, or 4.9%, to $3.3 million, or 6.9% of net sales, for the first quarter of 2008, from $3.1 million, or 7.2% of net sales, for the first quarter of 2007. The dollar increase is primarily due to higher non-cash compensation expense and higher management incentives accruals. The reduction in sales and marketing expenses as a percentage of net sales is due to the operating leverage that results from higher sales levels and to a more efficient sales strategy related to the mix of direct and indirect sales resources impacting commissions expense implemented during 2007.

General and Administrative Expenses

	Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
General and administrative expenses	$3,838	$3,811	$27	0.7%
Percentage of net sales	8.1%	8.8%

General and administrative expenses were essentially flat at $3.8 million in the first quarter of 2008 and the first quarter of 2007. While certain administrative costs were reduced in the first quarter of 2008 compared to 2007, particularly Sarbanes-Oxley compliance fees, corporate insurance, and travel, these decreases were offset by an increase in management incentives accruals. The reduction in general and administration expenses as a percentage of net sales is due to the improved operating leverage of our fixed costs across higher net sales.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in 2003 and to customer relationships identified in connection with the Sovereign acquisition in October 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008, when the customer relationships identified in the bankruptcy become fully amortized, and thereafter $190,000 per quarter through October 2011.

Restructuring and Other Related Charges

The restructuring and other related charges in the first quarter of 2008 and 2007 are a result of the ongoing fees and expenses related to pending litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, fees related to our revolving credit facility, interest on our note payable on our Ohio facility, and expense associated with long-term leases, offset by interest income. Net interest expense decreased by $292,000 to $39,000 for the first quarter of 2008 from $331,000 for the first quarter of 2007. The decrease is primarily related to a decrease in debt issuance costs amortization due to the renewal of the revolving credit facility in March 2007, a decrease in deferred lease expense resulting from an expired lease, and an increase in interest income from higher average cash balances during the first quarter of 2008 compared to the first quarter of 2007.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the first quarter of 2008, net other income was $87,000 compared to net other expense of $2,000 in the first quarter of 2007.

Income Tax Expense

For the first quarter of 2008, income tax expense was $435,000 compared to $296,000 in the prior year comparable period. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. The increase was primarily related to an increase in Canadian income tax expense for the quarter. There was a U.S. book loss for the three months ended March 31, 2008, resulting in minimal U.S. income tax expense recorded in the first quarter of 2008.

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

Liquidity and Capital Resources

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Working capital	$37,321	$40,046
Current ratio (current assets to current liabilities)	2.4 : 1.0	2.9 : 1.0
Cash and cash equivalents	$17,747	$20,445
Short term borrowings	$—	$—
Long term debt, including current portion	$1,699	$1,760

As of March 31, 2008, we had total cash and cash equivalents of $17.7 million and no amounts outstanding on our revolving credit facility. The decrease in our working capital, current ratio, and cash and cash equivalents from December 31, 2007 was primarily due to repurchases of our common stock totaling $5.0 million during the quarter.

In August 2007, our Board of Directors authorized the repurchase of up to 1.1 million shares of common stock in the open market at prevailing market prices. In February 2008, the number of shares authorized to be repurchased was increased by 400,000 shares to 1.5 million shares. We repurchased 970,052 shares during the quarter ended March 31, 2008 at an average price per share of $5.16 excluding commissions.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and, if needed, our asset-based revolving Credit Facility, along with proceeds from various equity offerings and asset sales. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the availability of our Credit Facility, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Revolving Credit Facility

In March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.25% at March 31, 2008). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended March 31, 2008, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At March 31, 2008, we were in compliance with all required covenants. In connection with this transaction, we allowed both the Sovereign Circuits Revolving Credit Facility of $1.1 million and the Sovereign Circuits Capital Expenditures Credit Facility of $1.2 million to expire on March 31, 2007.

As of March 31, 2008, the borrowing capacity under the Credit Facility was approximately $20.0 million and there were no amounts outstanding.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net cash provided by (used in):
Operating activities	$4,932	$(111)
Investing activities	(2,763)	(1,651)
Financing activities	(5,093)	121
Effect of exchange rates on cash	226	(41)

Net decrease in cash and cash equivalents	$(2,698)	$(1,682)

Net cash provided by (used in) operating activities represents net income adjusted for non-cash charges and working capital changes. The $5.0 million change in net cash provided by operating activities for the three months ended March 31, 2008 compared to net cash used in operating activities in the same period in 2007 was primarily due to an increase in operating income and an increase in accounts payable, offset partially by increases in accounts receivable and inventories.

The $1.1 million increase in net cash used in investing activities for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to an increase in capital equipment investments to increase our technological compatibilities as well as expand capacity in certain manufacturing process areas.

The $5.2 million change in net cash used in financing activities for the three months ended March 31, 2008 compared to net cash provided by financing activities in the same period in 2007 was primarily due to repurchases of our common stock totaling $5.0 million during the first quarter of 2008.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 23 to 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at March 31, 2008 there had been no material changes to this information.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2008 and continuing into April, our stock price declined along with that of our competitors in the PCB industry as well as in the general stock market. This resulted in our market capitalization periodically falling below our book value. While we consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to the Company, we may be required to record a goodwill impairment in the future if our stock price decreases further, which could have a material impact on our results of operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on our consolidated financial statements. We are still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements. See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional fair value disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS 161 and the impact, if any, that the adoption of this statement will have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (5.25% at March 31, 2008) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There were no borrowings on the Credit Facility during the quarter ended March 31, 2008.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52, Foreign Currency Translation, and could have a material impact on results of operations and cash flows in the event of currency fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”), and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

None.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2007 for a summary of our previously reported legal proceedings. Since the date of the Annual Report on Form 10-K for the period ended December 31, 2007, there have been no material developments in previously reported legal proceedings, except as set forth below.

From February 26 to March 12, 2008, a bench trial was conducted in SMDI v. Laminate Technologies Corp. in the Arizona Superior Court for Maricopa County (Case No. CV2006-006541) regarding the plaintiffs’ breach of contract claims and our counter-claims asserting the landlord breached the lease and the implied covenant of good faith and fair dealing. On April 14, 2008, the parties submitted written closing arguments in the case, and the Court took the case under advisement.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – January 31, 2008	—	$—	—	—
February 1 – February 29, 2008	970,052	5.157	970,052	225,495
March 1 – March 31, 2008	—	—	—	—

TOTAL	970,052	$5.157	970,052	225,495

(1)	Average price per share excludes commissions.

(2)	In August 2007, the Board of Directors authorized the repurchase of 1,100,000 shares of Company common stock in the open market at prevailing market prices. The Company announced the authorization of the repurchase program on August 9, 2007. This repurchase program does not have an expiration date. In February 2008, the Board of Directors approved an increase in the authorized number of shares of the Company’s common stock to be repurchased to 1,500,000 shares from 1,100,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 28, 2008, consistent with the terms of the Dynamic Details, Incorporated Senior Management Bonus Program for the fiscal year ended December 31, 2007 (the “2007 Bonus Program”), the Compensation Committee of the Company’s Board of Directors awarded discretionary bonuses to certain participants after considering the individual’s contributions in fiscal 2007. Mikel Williams, the Company’s Chief Executive Officer, received a discretionary bonus in the amount of $22,500, and Sally Edwards, the Company’s Chief Financial Officer, Michael Mathews, the Company’s Senior Vice President – Manufacturing Operations, and Gerald Barnes, the Company’s Senior Vice President – Sales, each received a discretionary bonus in the amount of $10,000 in recognition of their contributions in fiscal 2007. These discretionary bonuses were well below the target bonuses the named executive officers would have received under the 2007 Bonus Program had the Company met its Net Adjusted EBITDA target.

In April 2008, the Company’s Chief Financial Officer changed her name from Sally Goff to Sally Edwards.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/07/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/09/2005

10.1	Dynamic Details Incorporated 2007 Senior Management Bonus Program		10-K	12/31/2006	10.1	3/12/2007

10.2	Dynamic Details Incorporated 2008 Senior Management Bonus Program		10-K	12/31/2007	10.2	2/29/2008

10.3	Employment Agreement dated April 7, 2008 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/11/2008

10.4	Employment Agreement dated April 7, 2008 between DDi Corp. and Michael R. Mathews		8-K		99.2	4/11/2008

10.5	Employment Agreement dated April 7, 2008 between DDi Corp. and Gerald Barnes		8-K		99.3	4/11/2008

10.6	Amendment No. 4 to Real Property Master Lease Agreement dated March 20, 2008 between the Swenson Family Limited Partnership an Dynamic Details Incorporated		8-K		99.1	3/24/2008

10.7	First Amendment to Lease Agreement dated March 20, 2008 between EMC Associates L.P. and Dynamic Details, Incorporated		8-K		99.2	3/24/2008

10.8	First Amendment to Lease Agreement dated March 20, 2008 between EMC Associates L.P. and Dynamic Details, Incorporated		8-K		99.3	3/24/2008

10.9	First Amendment to Lease Agreement dated March 20, 2008 between EMC Associates L.P. and Dynamic Details, Incorporated		8-K		99.4	3/24/2008

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: April 30, 2008	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: April 30, 2008	/s/ SALLY EDWARDS
Sally Edwards
Chief Financial Officer