Form 10-Q
period 2008-06-30
DDI CORP
filed 2008-07-31
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

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

Yes  ☑    No  ☐

As of July 29, 2008, DDi Corp. had 21,349,094 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,788	$20,445
Accounts receivable, net	31,366	26,411
Inventories	14,582	13,696
Prepaid expenses and other current assets	707	657

Total current assets	64,443	61,209
Property, plant and equipment, net	27,825	28,503
Goodwill	38,458	39,006
Intangible assets, net	4,430	7,109
Other assets	800	950

Total assets	$135,956	$136,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	12,147	11,024
Accrued expenses and other current liabilities	9,667	8,594
Income taxes payable	938	1,301

Total current liabilities	22,996	21,163
Long-term debt	1,394	1,516
Other long-term liabilities	2,706	2,933
Series A Preferred Stock	—	—

Total liabilities	27,096	25,612

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock—$0.001 par value, 190,000 shares authorized, 22,746 shares issued and 21,349 shares outstanding at June 30, 2008 and 22,746 shares issued and 22,442 shares outstanding at December 31, 2007	23	23
Additional paid-in-capital	244,239	242,938
Treasury stock, at cost — 1,397 and 304 shares held in treasury at June 30, 2008 and December 31, 2007, respectively	(7,664)	(1,875)
Accumulated other comprehensive income	429	471
Accumulated deficit	(128,167)	(130,392)

Total stockholders’ equity	108,860	111,165

Total liabilities and stockholders’ equity	$135,956	$136,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$51,188	$49,133	$98,540	$92,580
Cost of goods sold	40,815	37,867	78,424	73,324

Gross profit	10,373	11,266	20,116	19,256
Operating expenses:
Sales and marketing	3,192	3,328	6,468	6,452
General and administrative	3,332	3,892	7,170	7,703
Amortization of intangible assets	1,340	1,339	2,679	2,679
Restructuring and other related charges	82	132	267	209

Operating income	2,427	2,575	3,532	2,213
Interest expense	191	263	386	700
Interest income	(76)	(143)	(232)	(249)
Other expense (income), net	(26)	113	(113)	115

Income before income tax expense	2,338	2,342	3,491	1,647
Income tax expense	831	384	1,266	680

Net income	$1,507	$1,958	$2,225	$967

Net income per share:
Basic	$0.07	$0.09	$0.10	$0.04
Diluted	$0.07	$0.09	$0.10	$0.04
Weighted-average shares used in per share computations:
Basic	21,303	22,613	21,646	22,604
Diluted	21,326	22,655	21,659	22,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,225	$967
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,629	4,777
Amortization of intangible assets	2,679	2,679
Amortization of debt issuance costs and discount	51	204
Non-cash compensation	1,301	1,150
Other	342	44
Changes in operating assets and liabilities:
Accounts receivable	(5,132)	(973)
Inventories	(961)	289
Prepaid expenses and other assets	37	(164)
Accounts payable	1,200	(1,740)
Accrued expenses and other liabilities	634	(777)
Income tax payable	278	(45)

Net cash provided by operating activities	8,283	6,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,209)	(3,700)

Net cash used in investing activities	(5,209)	(3,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(122)	(162)
Payment of debt issuance costs	—	(287)
Repurchases of common stock including commissions	(5,789)	—
Proceeds from exercise of stock options	—	236

Net cash used in financing activities	(5,911)	(213)

Effect of exchange rate changes on cash and cash equivalents	180	(440)

Net increase (decrease) in cash and cash equivalents	(2,657)	2,058
Cash and cash equivalents, beginning of period	20,445	15,920

Cash and cash equivalents, end of period	$17,788	$17,978

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007, and such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended June 30, 2008 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2008 and continuing into April 2008, the Company’s stock price declined along with that of its competitors in the PCB industry as well as in the general stock market. This resulted in the Company’s market capitalization periodically falling below its book value. However, beginning in late April 2008 and continuing to date, the Company’s stock price has increased to, and remains at, levels that result in the Company’s market value being higher than its book value. As such, no goodwill impairment is required at this time.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and networking, military and aerospace, medical, test and industrial instruments, high-end computing, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

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

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “noncontrolling interests.” SFAS 160 requires noncontrolling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently does not expect adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$6,501	$7,063
Work-in-process	4,481	3,484
Finished goods	3,600	3,149

Total	$14,582	$13,696

NOTE 3. REVOLVING CREDIT FACILITY

On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.0% at June 30, 2008). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended June 30, 2008, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of June 30, 2008, the Company was in compliance with all required covenants.

As of June 30, 2008, the borrowing capacity under the credit facility was approximately $20.6 million; however, no amounts were outstanding.

NOTE 4. LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the acquisition of Sovereign Circuits, Inc. (“Sovereign”) with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At June 30, 2008, the effective interest rate of the term loan was 3.96% and the remaining outstanding balance was $1.6 million.

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning balance	$746	$593	$750	$592
Current period warranty charges	1,277	838	2,059	1,766
Actual warranty costs incurred	(1,183)	(738)	(1,969)	(1,665)

Ending balance	$840	$693	$840	$693

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s consolidated financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $1.2 million and $1.4 million of total gross unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively. If recognized in future periods there would be a reduction to goodwill of $693,000 and a favorable affect to the tax rate for the remaining amounts. The Company anticipates a decrease in the tax contingency reserve during the remainder of 2008 of approximately $250,000 due to statute expirations.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Canadian income tax matters have been examined through 2004. State jurisdictions that remain subject to examination range from 2002 to 2007.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

During the three months ended June 30, 2008, 13,000 stock options were granted to certain key employees and vest over three years in equal installments commencing one year after the date of grant. At June 30, 2008, the total compensation cost related to non-vested stock options not yet recognized was $2.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.4 years.

Restricted Stock

There were no grants of restricted stock during the three months ended June 30, 2008. At June 30, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was $575,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.4 years.

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Non-cash compensation expense:
Cost of goods sold	$113	$85	$242	$169
Sales and marketing expenses	70	43	140	6
General and administrative expenses	468	470	919	975

Total non-cash compensation expense	$651	$598	$1,301	$1,150

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8. STOCK REPURCHASE PROGRAM

In August 2007, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock in the open market at prevailing market prices. In February 2008, the number of shares authorized to be repurchased was increased by 400,000 shares to 1,500,000 shares. In May 2008, the number of shares authorized to be repurchased was increased by a further 500,000 shares, bringing the total number of shares authorized to 2,000,000 shares. The Company repurchased 122,481 shares during the quarter ended June 30, 2008 for a total cost of $757,000. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of June 30, 2008, the Company had repurchased a total of 1,396,986 shares, leaving 603,014 shares authorized to be repurchased under the program.

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales:
North America (a)	$46,163	$45,045	$89,869	$85,804
Asia	4,582	3,741	7,838	6,029
Other	443	347	833	747

Total	$51,188	$49,133	$98,540	$92,580

(1)	The majority of sales in North America are to customers located in the United States.

NOTE 10. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS No. 123R, Share-Based Payment.

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Weighted-average shares of common stock outstanding - basic	21,303	22,613	21,646	22,604
Weighted common stock equivalents	23	42	13	46

Weighted-average shares of common stock outstanding - diluted	21,326	22,655	21,659	22,650

Net income	$1,507	$1,958	$2,225	$967

Net income per share - basic and diluted	$0.07	$0.09	$0.10	$0.04

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2008, common shares issuable upon exercise of outstanding stock options and the vesting of restricted stock of 2,263,510 and 2,271,954, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive. For the three and six months ended June 30, 2007, common shares issuable upon exercise of outstanding stock options of 2,022,320 and 2,018,343, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 11. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$1,507	$1,958	$2,225	$967
Other comprehensive income:
Foreign currency translation adjustments	29	78	(42)	89

Comprehensive income	$1,536	$2,036	$2,183	$1,056

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised solely of money market fund investments. The Company invests excess cash from its cash depository accounts in highly liquid money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $14.0 million as of June 30, 2008 and is based on quoted prices in active markets for identical assets.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleged that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and failing to adequately repair the buildings at the termination of the lease. The complaint sought an unspecified amount of damages. A bench trial was conducted from February 26, 2008 to March 12, 2008 regarding the plaintiffs’ breach of contract claims and the Company’s counter-claims asserting the landlord breached the lease and the implied covenant of good faith and fair dealing. On April 14, 2008, the parties submitted written closing arguments, and the Court took the case under advisement. On July 1, 2008, the Court issued a ruling awarding the plaintiffs a total of $52,000 in damages. On July 9, 2008, the

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company filed a motion for reconsideration requesting that the Court award the Company attorneys fees. The Court has not entered a final judgment in the case. The accompanying financial statements at June 30, 2008 include the accrual of the aforementioned award.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business.

The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows and, except for the accrual of the award noted above, the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended June 30, 2008. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Our Company

We are a leading provider of time-critical, technologically-advanced printed circuit board engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards (“PCBs” or “boards”) on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in various market segments including communications and networking, military and aerospace, medical, test and industrial instruments, high-end computing, and high-durability commercial markets. With such a broad customer base and approximately 50 new designs tooled per day, we have accumulated significant process and engineering expertise. Our strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

Industry Overview

PCBs are a fundamental component of virtually all electronic equipment. The level of board complexity is determined by several characteristics, including size, layer count, density, materials, functionality and design features. High-end commercial equipment manufacturers require complex PCBs fabricated with higher layer counts, greater density, and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. We see several significant trends within the industry, including:

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

•

Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. In turn, OEMs rely on manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle. OEMs are also requiring more lead-free materials and other “green” products which add to the complexity of the materials utilized in the manufacturing of PCBs.

•

Shifting of high volume production to Asia. Asian-based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their production and market share, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex boards on a quick-turn basis.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
Net sales	$51,188	$49,133	$2,055	4.2%
Cost of goods sold	40,815	37,867	2,948	7.8%
Gross profit	10,373	11,266	(893)	(8.0)%
Gross profit as a percentage of net sales	20.3%	22.9%

Net Sales

Net sales increased $2.1 million, or 4.2%, to $51.2 million for the second quarter of 2008, from $49.1 million for the same period in 2007. The increase in net sales was primarily due to an increase in volume of shipments with stable pricing as a result of the growth in the military/aerospace market segment.

Gross Profit

Gross profit for the second quarter of 2008 was $10.4 million, or 20.3% of net sales, compared to $11.3 million, or 22.9% of net sales, for the same period in 2007. The decrease from prior year was primarily due to higher labor costs including overtime. As we experienced an increase in demand in the latter half of the first quarter and into the second quarter, we ramped up quickly by adding extra headcount and incurred more overtime to meet demand, which drove labor costs higher and also resulted in labor inefficiencies as new employees were trained and became fully productive. To a lesser extent, material price increases and higher depreciation expense also added to the reduction in the gross profit percentage.

Non-cash Compensation

	Three Months Ended
	June 30, 2008	June 30, 2007
Non-cash compensation:
Cost of goods sold	$113	$85
Sales and marketing expenses	70	43
General and administrative expenses	468	470

Total non-cash compensation	$651	$598

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

Sales and Marketing Expenses

	Three Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
Sales and marketing expenses	$3,192	$3,328	$(136)	(4.1%)
Percentage of net sales	6.2%	6.8%

Sales and marketing expenses decreased 4.1% in the second quarter of 2008 to $3.2 million, or 6.2% of net sales, from $3.3 million, or 6.8% of net sales, for the same period in 2007. The decrease in expenses is primarily due to a more efficient sales strategy related to the mix of direct and indirect sales resources implemented during 2007 impacting commission expense.

General and Administrative Expenses

	Three Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
General and administrative expenses	$3,332	$3,892	$(560)	(14.4%)
Percentage of net sales	6.5%	7.9%

General and administrative expenses decreased 14.4% in the second quarter of 2008 to $3.3 million, or 6.5% of net sales, from $3.9 million, or 7.9% of net sales, for the second quarter of 2007. The decrease relates to several cost categories including communications expense, Sarbanes-Oxley consulting fees, other consulting and outside services, and bad debt expense and reflects management’s continued efforts to control costs.

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

Restructuring and Other Related Charges

The restructuring and other related charges in the second quarter of 2008 and 2007 are a result of ongoing fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. A ruling was issued on July 1, 2008 awarding the landlord $52,000 and this amount is reflected in the $82,000 expense recorded in the second quarter of 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our revolving credit facility, interest on our note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense decreased by $72,000 to $191,000 for the second quarter of 2008 from $263,000 for the same period in 2007. The decrease is primarily related to a reduction in deferred lease expense resulting from an expired lease.

Interest Income

Interest income consists of interest earned on our cash balances and decreased by $67,000 to $76,000 for the second quarter of 2008 from $143,000 for the second quarter of 2007. Although the Company’s average cash balances during the second quarter of 2008 and during the same period in 2007 were relatively consistent, reduced interest rates resulted in an overall reduction in net income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the second quarter of 2008, net other income was $26,000 compared to net other expense of $113,000 in the second quarter of 2007 and was primarily impacted by the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

For the second quarter of 2008, income tax expense was $831,000 compared to $384,000 in the prior year comparable period. The increase in tax expense is primarily due to a change in the mix of income coming from Canada and the U.S. Our Canadian effective tax rate is considerably lower than our U.S. effective tax rate due to our R&D credits. In the second quarter of 2007, the majority of income was attributable to Canada while in the second quarter of 2008, we had both U.S. and Canadian taxable income.

Under the fresh-start accounting rules related to our emergence from bankruptcy in 2003, any reduction of a U.S. valuation allowance that is related to net deferred tax assets that were in existence as of applying fresh-start accounting will be recognized as a credit to goodwill. As a result, there is no U.S. tax benefit for book purposes even though the net operating loss carryfowards result in a reduction of cash taxes paid by us.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six months Ended June 30, 2007

The following tables set forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
Net sales	$98,540	$92,580	$5,960	6.4%
Cost of goods sold	78,424	73,324	5,100	7.0%
Gross profit	20,116	19,256	860	4.5%
Gross profit as a percentage of net sales	20.4%	20.8%

Net Sales

Net sales increased $6.0 million, or 6.4%, to $98.5 million for the six months ended June 30, 2008, compared to $92.6 million for the same period in 2007. The increase in net sales was primarily due to an increase in volume of shipments with stable pricing as a result of the growth in the military/aerospace market segment.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $20.1 million, or 20.4% of net sales, compared to $19.3 million, or 20.8% of net sales for the same period in 2007. The decrease in the gross profit percentage from the prior year was primarily due to higher labor costs including overtime. As we experienced an increase in demand in the latter part of the first quarter and into the second quarter, we ramped up quickly by adding extra headcount and incurring more overtime to meet demand, which drove labor costs higher and resulted in labor inefficiencies as new employees were trained and became fully productive. To a lesser extent, increased utilities and maintenance costs as well as higher depreciation expense also added to the reduction in the gross profit percentage.

Non-cash Compensation

	Six Months Ended
	June 30, 2008	June 30, 2007
Non-cash compensation:
Cost of goods sold	$242	$169
Sales and marketing expenses	140	6
General and administrative expenses	919	975

Total non-cash compensation	$1,301	$1,150

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of SFAS 123R.

Sales and Marketing Expenses

	Six Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
Sales and marketing expenses	$6,468	$6,452	$16	0.2%
Percentage of net sales	6.6%	7.0%

Total sales and marketing expenses were essentially flat at $6.5 million in the first six months of both 2008 and 2007. However, as a percentage of net sales, sales and marketing expenses decreased to 6.6% for the first six months of 2008 from 7.0% for the same period in 2007, primarily due to our more efficient sales distribution strategy implemented during 2007 resulting in lower overall commission expense.

General and Administrative Expenses

	Six Months Ended		$ Change	% Change
	June 30, 2008	June 30, 2007
General and administrative expenses	$7,170	$7,703	$(533)	(6.9%)
Percentage of net sales	7.3%	8.3%

Total general and administrative expenses decreased 6.9% to $7.2 million, or 7.3% of net sales for the six months ended June 30, 2008, from $7.7 million, or 8.3% of net sales for the six months ended June 30, 2007. The decrease in general and administrative expenses was primarily attributable to reductions in several cost categories including Sarbanes-Oxley consulting fees, communications expense, corporate insurance, other consulting and outside services, and bad debt expense.

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

Restructuring and Other Related Charges

The restructuring and other related charges in the first half of 2008 and 2007 are a result of the ongoing fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. A ruling was issued on July 1, 2008 awarding the landlord $52,000 and this amount is reflected in the $267,000 expense recorded in the first half of 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our Credit Facility, interest on the note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense decreased to $386,000 for the six months ended June 30, 2008 from $700,000 for the same period in 2007. The decrease is primarily related to a reduction in debt issuance costs amortization related to the renewal of the revolving credit facility in March 2007 and a decrease in deferred lease expense resulting from an expired lease.

Interest Income

Interest income consists of interest earned on our cash balances and decreased to $232,000 during the first six months of 2008 from $249,000 during the same period in 2007. Although the Company maintained higher average cash balances during the first half of 2008 compared to the same period in 2007, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the six months ended June 30, 2008, net other income was $113,000 compared to net other expense of $115,000 for the same period in 2007 and was primarily impacted by the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

For the six months ended June 30, 2008, income tax expense was $1.3 million compared to $680,000 in the prior year comparable period. This year to date increase was primarily related to an increase in U.S. taxable income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Working capital	$41,447	$40,046
Current ratio (current assets to current liabilities)	2.8 : 1.0	2.9 : 1.0
Cash and cash equivalents	$17,788	$20,445
Short term borrowings	$—	$—
Long term debt, including current portion	$1,638	$1,760

As of June 30, 2008, we had total cash and cash equivalents of $17.8 million and no amounts outstanding on our revolving credit facility. The decrease in our current ratio and cash and cash equivalents from December 31, 2007 was primarily due to repurchases of our common stock totaling $5.8 million during the six months ended June 30, 2008.

In August 2007, our Board of Directors authorized the repurchase of up to 1,100,000 shares of common stock in the open market at prevailing market prices. In February 2008, the number of shares authorized to be repurchased was increased by 400,000 shares to 1,500,000 shares. In May 2008, the number of shares authorized to be repurchased was increased by a further 500,000 shares bringing the total number of shares authorized to 2,000,000 shares. We repurchased 1,092,533 shares during the six months ended June 30, 2008 at an average price per share of $5.27 excluding commissions. As of June 30, 2008, we had repurchased a total of 1,396,986 shares, leaving 603,014 shares authorized to be repurchased under the program. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other avenues for our cash that could create greater shareholder value.

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

Revolving Credit Facility

On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.0% at June 30, 2008). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. During the quarter ended June 30, 2008, Liquidity was above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At June 30, 2008, we were in compliance with all required covenants.

As of June 30, 2008, the borrowing capacity under the Credit Facility was approximately $20.6 million and there were no amounts outstanding.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in):
Operating activities	$8,283	$6,411
Investing activities	(5,209)	(3,700)
Financing activities	(5,911)	(213)
Effect of exchange rates on cash	180	(440)

Net increase (decrease) in cash and cash equivalents	$(2,657)	$2,058

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1.9 million change in net cash provided by operating activities for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in operating income and an increase in accounts payable and accrued expenses, offset partially by increases in accounts receivable and inventories.

The $1.5 million increase in net cash used in investing activities for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in capital equipment investments to increase our technological compatibilities as well as expand capacity in certain manufacturing process areas.

The $5.7 million change in net cash used in financing activities for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to repurchases of our common stock totaling $5.8 million during the first half of 2008.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 23 to 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at June 30, 2008 there had been no material changes to this information.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations completed after January 1, 2009.

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “noncontrolling interests.” SFAS 160 requires noncontrolling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We currently do not expect adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (5.0% at June 30, 2008) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There were no borrowings on the Credit Facility during the quarter ended June 30, 2008.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are denominated in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian Dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income for the period in accordance with SFAS No. 52, Foreign Currency Translation, and could have a material impact on results of operations and cash flows in the event of currency fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

None.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Q1 10-Q”) for a summary of our previously reported legal proceedings. Except as set forth below, since the date of the filing of the Q1 10-Q, there have been no material developments in previously reported legal proceedings.

On July 1, 2008, the Superior Court in SMDI v. Laminate Technologies Corp. (Case No. CV2006-006541) issued a ruling awarding the plaintiffs a total of $52,000 in damages. On July 9, 2008, the Company filed a motion for reconsideration requesting that the Court award the Company attorneys fees. The Court has not entered a final judgment in the case.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – April 30, 2008	—		$—	—	—
May 1 – May 31, 2008	122,481	(3)	6.153	122,481	603,014
June 1 – June 30, 2008	—		—	—	—

TOTAL	122,481	(3)	$6.153	122,481	603,014

(1)	Average price per share excludes commissions.

(2)	In August 2007, the Board of Directors authorized the repurchase of 1,100,000 shares of Company common stock in the open market at prevailing market prices or privately-negotiated transactions. The Company announced the authorization of the repurchase program on August 9, 2007. This repurchase program does not have an expiration date. In February 2008, the Board of Directors approved an increase in the authorized number of shares of the Company’s common stock to be repurchased to 1,500,000 shares from 1,100,000 shares. In May 2008, the Board of Directors approved an increase in the authorized number of shares of the Company’s common stock to be repurchased to 2,000,000 shares from 1,500,000 shares.

(3)	All 122,481 shares purchased during the second quarter of 2008 were purchased in open-market transactions pursuant to the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of DDi Corp. was held on May 13, 2008 for the purpose of (i) electing seven directors to the Board of Directors; and (ii) voting on a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Proposal 1. Robert J. Amman, Jay B. Hunt, Andrew E. Lietz, Bryant R. Riley, Steven C. Schlepp, Carl Vertuca, Jr. and Mikel H. Williams were elected by a plurality vote to serve as directors of the Company for a term of one year and until their respective successors are elected and qualified.

The tabulation of votes cast for the election of Messrs. Amman, Hunt, Lietz, Riley, Schlepp, Vertuca and Williams was as follows:

	Votes For	Votes Withheld
Robert J. Amman	14,315,094	29,555
Jay B. Hunt	14,310,119	34,530
Andrew E. Lietz	14,311,994	32,655
Bryant R. Riley	13,209,749	1,134,900
Steven C. Schlepp	14,310,094	34,555
Carl Vertuca, Jr.	14,257,694	86,955
Mikel H. Williams	14,315,119	29,530

Proposal 2. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved. The affirmative vote of a majority of the votes cast by holders of the shares of common stock and series A preferred stock of the Company present in person or by proxy at the Annual Meeting and entitled to vote on Proposal 2, voting together as a single class, was required for approval. The tabulation of votes was as follows:

Votes For	Votes Against	Absentions
14,336,067	8,155	427

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Index	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Designation of DDi Corp.		8-K		3.2	12/13/2003

3.3	Certificate of Designation of Series B Preferred Stock of DDi Corp.		8-K		10.2	4/7/2004

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	2/8/2006

3.6	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/9/2005

			Incorporated by Reference
Index	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Employment Agreement dated April 7, 2008 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/11/2008

10.4	Employment Agreement dated April 7, 2008 between DDi Corp. and Michael R. Mathews		8-K		99.2	4/11/2008

10.5	Employment Agreement dated April 7, 2008 between DDi Corp. and Gerald Barnes		8-K		99.3	4/11/2008

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi Corp.

Date: July 31, 2008	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: July 31, 2008	/s/ SALLY EDWARDS
Sally Edwards
Chief Financial Officer