Form 10-Q
period 2008-09-30
DDI CORP
filed 2008-10-29
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☑    No  ☐

As of October 29, 2008, DDi Corp. had 19,799,094 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,061	$20,445
Accounts receivable, net	29,723	26,411
Inventories	14,201	13,696
Prepaid expenses and other current assets	1,028	657

Total current assets	62,013	61,209
Property, plant and equipment, net	28,323	28,503
Goodwill	38,458	39,006
Intangible assets, net	3,091	7,109
Other assets	803	950

Total assets	$132,688	$136,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	14,229	11,024
Accrued expenses and other current liabilities	10,786	8,594
Income taxes payable	1,179	1,301

Total current liabilities	26,438	21,163
Long-term debt	1,333	1,516
Other long-term liabilities	2,558	2,933
Series A Preferred Stock	—	—

Total liabilities	30,329	25,612

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock—$0.001 par value, 190,000 shares authorized, 22,746 shares issued and 19,799 shares outstanding at September 30, 2008 and 22,746 shares issued and 22,442 shares outstanding at December 31, 2007	23	23
Additional paid-in-capital	244,892	242,938
Treasury stock, at cost — 2,947 shares and 304 shares held in treasury at September 30, 2008 and December 31, 2007, respectively	(16,323)	(1,875)
Accumulated other comprehensive income	347	471
Accumulated deficit	(126,580)	(130,392)

Total stockholders’ equity	102,359	111,165

Total liabilities and stockholders’ equity	$132,688	$136,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$49,285	$43,290	$147,825	$135,870
Cost of goods sold	39,058	35,562	117,482	108,886

Gross profit	10,227	7,728	30,343	26,984
Operating expenses:
Sales and marketing	3,230	2,976	9,698	9,428
General and administrative	3,508	3,471	10,678	11,174
Amortization of intangible assets	1,339	1,339	4,018	4,018
Restructuring and other related charges	8	124	275	333

Operating income (loss)	2,142	(182)	5,674	2,031
Interest expense	192	210	578	910
Interest income	(96)	(189)	(328)	(438)
Other expense (income), net	(54)	59	(167)	174

Income (loss) before income tax expense	2,100	(262)	5,591	1,385
Income tax expense (benefit)	513	(268)	1,779	412

Net income	$1,587	$6	$3,812	$973

Net income per share:
Basic	$0.08	$0.00	$0.18	$0.04
Diluted	$0.08	$0.00	$0.18	$0.04
Weighted-average shares used in per share computations:
Basic	20,893	22,571	21,393	22,593
Diluted	20,932	22,624	21,415	22,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,812	$973
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,554	7,275
Amortization of intangible assets	4,018	4,018
Amortization of debt issuance costs and discount	77	228
Non-cash compensation	1,954	1,698
Other	422	44
Changes in operating assets and liabilities:
Accounts receivable	(3,639)	(143)
Inventories	(656)	1,022
Prepaid expenses and other assets	(328)	(356)
Accounts payable	3,345	(2,456)
Accrued expenses and other liabilities	1,628	(833)
Income tax payable	554	(1,320)

Net cash provided by operating activities	19,741	10,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,777)	(5,415)

Net cash used in investing activities	(8,777)	(5,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(183)	(223)
Payment of debt issuance costs	—	(287)
Proceeds from exercise of stock options	—	262
Repurchases of common stock including commissions	(14,448)	(747)

Net cash used in financing activities	(14,631)	(995)

Effect of exchange rate changes on cash and cash equivalents	283	(767)

Net increase (decrease) in cash and cash equivalents	(3,384)	2,973
Cash and cash equivalents, beginning of period	20,445	15,920

Cash and cash equivalents, end of period	$17,061	$18,893

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007, and such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended September 30, 2008 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. In late September and continuing into October, the Company’s stock price declined along with that of its competitors in the PCB industry as well as in the general stock market. This resulted in the Company’s market capitalization falling below its book value after the quarter ended. The Company considers this decline temporary and based on general economic conditions, and not based on any events or conditions specific to DDi. As such, no goodwill impairment is required at this time, but will be considered in the future if the Company’s stock price does not rebound in the near term, an action which could have a material impact on the Company’s results of operations.

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

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued Staff Positions (“FSP”) 157-1 and 157-2 and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on the Company’s consolidated financial statements. The Company is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows. See Note 12 for additional fair value disclosures.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on the Company’s accounting for business combinations completed after January 1, 2009.

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$6,346	$7,063
Work-in-process	4,550	3,484
Finished goods	3,305	3,149

Total	$14,201	$13,696

NOTE 3. REVOLVING CREDIT FACILITY

On March 30, 2007, the Company amended its revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.0% at September 30, 2008). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through September 30, 2008, Liquidity has been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of September 30, 2008, the Company was in compliance with all required covenants.

As of September 30, 2008, the borrowing capacity under the credit facility was approximately $20.2 million; however, no amounts were outstanding.

NOTE 4. LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the acquisition of Sovereign Circuits, Inc. (“Sovereign”) with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At September 30, 2008, the effective interest rate of the term loan was 3.99% and the remaining outstanding balance was $1.6 million.

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. PRODUCT WARRANTY

The Company records warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs in relation to revenue have been consistent with the Company’s estimates. The changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$840	$693	$750	$592
Current period warranty charges	1,286	823	3,345	2,589
Actual warranty costs incurred	(1,224)	(808)	(3,193)	(2,473)

Ending balance	$902	$708	$902	$708

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company had no increases or decreases to reserves for uncertain tax positions. There was no effect on the Company’s consolidated financial condition, results of operations or cash flows as a result of implementing FIN 48. The Company had approximately $925,000 and $1.4 million of total gross unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively. If recognized in future periods there would be a reduction to goodwill of $518,000 and a favorable affect to the tax rate for the remaining amounts. The Company anticipates a decrease in the tax contingency reserve during the remainder of 2008 of approximately $85,000 due to statute expirations.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Canadian income tax matters have been examined through 2004. State jurisdictions that remain subject to examination range from 2002 to 2007.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

There were no grants of stock option awards during the three months ended September 30, 2008 and 13,000 grants of stock option awards during the nine months ended September 30, 2008. As of this date, the total compensation cost related to non-vested stock options not yet recognized was $2.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.2 years.

Restricted Stock

There were no grants of restricted stock during the three or nine months ended September 30, 2008. As of this date, the total compensation cost related to non-vested restricted stock awards not yet recognized was $511,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.2 years.

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Non-cash compensation expense:
Cost of goods sold	$127	$92	$368	$261
Sales and marketing expenses	70	45	210	51
General and administrative expenses	456	411	1,376	1,386

Total non-cash compensation expense	$653	$548	$1,954	$1,698

NOTE 8. STOCK REPURCHASE PROGRAM

In August 2007, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program, initially authorizing the repurchase of up to 1,100,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. The repurchase program does not have an expiration date. Subsequent to its initial authorization, the Board increased the number of shares authorized to be repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares currently authorized to 3,000,000 shares. The Company repurchased 1,550,000 shares during the quarter ended September 30, 2008 for a total cost of $8.7 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of September 30, 2008, the Company repurchased a total of 2,946,986 shares since the inception of the program in August 2007 for a total cost of $16.3 million, leaving 53,014 shares authorized to be repurchased.

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales:
North America (a)	$45,230	$39,713	$135,099	$125,517
Asia	3,398	3,074	11,236	9,103
Other	657	503	1,490	1,250

Total	$49,285	$43,290	$147,825	$135,870

(a)	The majority of sales in North America are to customers located in the United States.

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

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Weighted-average shares of common stock outstanding—basic	20,893	22,571	21,393	22,593
Weighted common stock equivalents	39	53	22	48

Weighted-average shares of common stock outstanding—diluted	20,932	22,624	21,415	22,641

Net income	$1,587	$6	$3,812	$973

Net income per share—basic and diluted	$0.08	$0.00	$0.18	$0.04

For the three and nine months ended September 30, 2008, common shares issuable upon exercise of outstanding stock options and the vesting of restricted stock of 2,243,184 and 2,259,927, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive. For the three and nine months ended September 30, 2007, common shares issuable upon exercise of outstanding stock options of 2,000,178 and 2,004,563, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 11. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for the reporting and disclosure of comprehensive income and its components. Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$1,587	$6	$3,812	$973
Other comprehensive income:
Foreign currency translation adjustments	(82)	138	(124)	227

Comprehensive income	$1,505	$144	$3,688	$1,200

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

DDi CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2008, the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis were comprised solely of money market deposits. The Company invests excess cash from its cash depository accounts in highly liquid money market accounts and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $13.9 million as of September 30, 2008 and was based on quoted prices in active markets for identical assets.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleged that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and failing to adequately repair the buildings at the termination of the lease. The complaint sought an unspecified amount of damages. A bench trial was conducted from February 26, 2008 to March 12, 2008 regarding the plaintiffs’ breach of contract claims and the Company’s counter-claims asserting the landlord breached the lease and the implied covenant of good faith and fair dealing. On April 14, 2008, the parties submitted written closing arguments, and the Court took the case under advisement. On July 1, 2008, the Court issued a ruling awarding the plaintiffs a total of $52,000 in damages. On July 9, 2008, the Company filed a motion for reconsideration requesting that the Court award the Company attorneys fees. The motion is currently pending. The Court has not entered a final judgment in the case. The accrual of the aforementioned award was recorded in the second quarter of 2008.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business.

The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows and, except for the accrual of the award noted above, the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended September 30, 2008. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Net sales	$49,285	$43,290	$5,995	13.8%
Cost of goods sold	39,058	35,562	3,496	9.8%
Gross profit	10,227	7,728	2,499	32.3%
Gross profit as a percentage of net sales	20.8%	17.9%

Net Sales

Net sales increased $6.0 million, or 13.8%, to $49.3 million for the third quarter of 2008, from $43.3 million for the same period in 2007. The increase in net sales was primarily a result of strengthening and extending our sales team and geographic coverage, particularly in the military/aerospace market segment, as well as higher average pricing related to the mix of products shipped.

Gross Profit

Gross profit for the third quarter of 2008 was $10.2 million, or 20.8% of net sales, compared to $7.7 million, or 17.9% of net sales, for the same period in 2007. The increase from the prior year was primarily a function of the higher sales volume and improved unit pricing relative to the product mix shift towards higher technology products, coupled with improved cost management.

Non-cash Compensation

	Three Months Ended
	September 30, 2008	September 30, 2007
Non-cash compensation:
Cost of goods sold	$127	$92
Sales and marketing expenses	70	45
General and administrative expenses	456	411

Total non-cash compensation	$653	$548

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

Sales and Marketing Expenses

	Three Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Sales and marketing expenses	$3,230	$2,976	$254	8.5%
Percentage of net sales	6.6%	6.9%

Sales and marketing expenses increased on an absolute dollar basis by $254,000, or 8.5%, to $3.2 million, or 6.6% of net sales, for the third quarter of 2008, from $3.0 million, or 6.9% of net sales, for the third quarter of 2007. The dollar increase is primarily due to higher compensation costs. The reduction in sales and marketing expenses as a percentage of net sales is due to the operating leverage that results from higher sales levels and to a more efficient sales strategy related to the mix of direct and indirect sales resources impacting commissions expense implemented during 2007.

General and Administrative Expenses

	Three Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
General and administrative expenses	$3,508	$3,471	$37	1.1%
Percentage of net sales	7.1%	8.0%

Total general and administrative expenses were essentially flat at $3.5 million in the third quarter of 2008 and 2007. There were cost reductions in Sarbanes-Oxley costs, consultants, and communications expense, offset somewhat by increased management incentives, non-cash compensation, and depreciation expense. However, as a percentage of net sales, general and administrative expenses decreased to 7.1% in the third quarter of 2008 from 8.0% for the same period in 2007. This decrease was primarily attributable to the improved operating leverage of our fixed costs across higher net sales.

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

Restructuring and Other Related Charges

The restructuring and other related charges in the third quarter of 2008 and 2007 are a result of ongoing fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. A ruling was issued on July 1, 2008 awarding the landlord $52,000 and this amount was accrued for in the second quarter of 2008. We do not expect to incur any significant future costs related to the Arizona facility closure or associated litigation.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our revolving credit facility, interest on our note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense decreased by $18,000 to $192,000 for the third quarter of 2008 from $210,000 for the same period in 2007. The decrease is primarily related to a reduction in interest associated with long-term leases resulting from an expired lease and a reduction in interest on our note payable as a result of a declining principal balance.

Interest Income

Interest income consists of interest earned on our cash balances and decreased by $93,000 to $96,000 for the third quarter of 2008 from $189,000 for the third quarter of 2007. Although the Company’s average cash balances during both the third quarter of 2008 and 2007 were relatively consistent, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the third quarter of 2008, net other income was $54,000 compared to net other expense of $59,000 in the third quarter of 2007 and was primarily due to the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

For the third quarter of 2008, income tax expense was $513,000 compared to an income tax benefit of $268,000 in the prior year comparable period. The increase in tax expense is primarily due to an increase in U.S. and Canadian taxable income for the three months ended September 30, 2008 compared to the same period in 2007.

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

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Nine Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Net sales	$147,825	$135,870	$11,955	8.8%
Cost of goods sold	117,482	108,886	8,596	7.9%
Gross profit	30,343	26,984	3,359	12.4%
Gross profit as a percentage of net sales	20.5%	19.9%

Net Sales

Net sales increased $12.0 million, or 8.8%, to $147.8 million for the nine months ended September 30, 2008, compared to $135.9 million for the same period in 2007. The increase in net sales was primarily due to strengthening our sales efforts as well as to improved average pricing relative to the product mix shift towards higher technology products.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $30.3 million, or 20.5% of net sales, compared to $27.0 million, or 19.9% of net sales, for the same period in 2007. The increase in the gross profit percentage from the prior year was primarily a function of higher sales volume, improved average pricing related to the mix of product shipped, and improved operational performance and cost reduction initiatives.

Non-cash Compensation

	Nine Months Ended
	September 30, 2008	September 30, 2007
Non-cash compensation:
Cost of goods sold	$368	$261
Sales and marketing expenses	210	51
General and administrative expenses	1,376	1,386

Total non-cash compensation	$1,954	$1,698

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of SFAS 123R.

Sales and Marketing Expenses

	Nine Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
Sales and marketing expenses	$9,698	$9,428	$270	2.9%
Percentage of net sales	6.6%	6.9%

Total sales and marketing expenses increased on an absolute dollar basis by $270,000 to $9.7 million for the nine months ended September 30, 2008 from $9.4 million for the same period in 2007, primarily due to higher wage and non-cash compensation expense. However, as a percentage of net sales, sales and marketing expenses decreased to 6.6% for the first nine months of 2008 from 6.9% for the same period in 2007, primarily due to our more efficient sales distribution strategy implemented during 2007 resulting in lower commissions expense as a percentage of sales.

General and Administrative Expenses

	Nine Months Ended		$ Change	% Change
	September 30, 2008	September 30, 2007
General and administrative expenses	$10,678	$11,174	$(496)	(4.4%)
Percentage of net sales	7.2%	8.2%

Total general and administrative expenses decreased 4.4% to $10.7 million, or 7.2% of net sales, for the nine months ended September 30, 2008, from $11.2 million, or 8.2% of net sales, for the same period in 2007. The decrease in general and administrative expenses was primarily attributable to reductions in several cost categories including compensation costs, Sarbanes-Oxley consulting fees, communications expense, corporate insurance, consulting, and bad debt expense, offset by higher depreciation and management incentives expense.

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

Restructuring and Other Related Charges

The restructuring and other related charges in the first nine months of 2008 and 2007 are a result of the ongoing fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. A ruling was issued on July 1, 2008 awarding the landlord $52,000 and this amount was accrued for in the second quarter of 2008. We do not expect to incur any significant future costs related to the Arizona facility closure or associated litigation.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our Credit Facility, interest on the note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense decreased to $578,000 for the nine months ended September 30, 2008 from $910,000 for the same period in 2007. The decrease is primarily related to a reduction in debt issuance costs amortization related to the renewal of the revolving credit facility in March 2007, a decrease in interest associated with long-term leases resulting from an expired lease, and a reduction in interest on our note payable as a result of a declining principal balance.

Interest Income

Interest income consists of interest earned on our cash balances and decreased to $328,000 during the first nine months of 2008 from $438,000 during the same period in 2007. Although the Company maintained higher average cash balances during the first nine months of 2008 compared to the same period in 2007, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the nine months ended September 30, 2008, net other income was $167,000 compared to net other expense of $174,000 for the same period in 2007 and was primarily due to the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

For the nine months ended September 30, 2008, income tax expense was $1.8 million compared to $412,000 in the prior year comparable period. This year to date increase was primarily related to an increase in U.S. and Canadian taxable income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Liquidity and Capital Resources

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Working capital	$35,575	$40,046
Current ratio (current assets to current liabilities)	2.3 : 1.0	2.9 : 1.0
Cash and cash equivalents	$17,061	$20,445
Short term borrowings	$—	$—
Long term debt, including current portion	$1,577	$1,760

As of September 30, 2008, we had total cash and cash equivalents of $17.1 million and no amounts outstanding on our revolving credit facility. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. The decrease in our current ratio and cash and cash equivalents from December 31, 2007 was primarily due to repurchases of our common stock totaling $14.4 million during the nine months ended September 30, 2008, partially offset by cash generated from operations.

In August 2007, our Board of Directors (the “Board”) authorized a common stock repurchase program of up to 1,100,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. Subsequent to its initial authorization, the Board increased the number of shares authorized to be repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares currently authorized to 3,000,000 shares. We repurchased 2,642,533 shares during the nine months ended September 30, 2008 at an average price per share of $5.45 excluding commissions. As of September 30, 2008, we had repurchased a total of 2,946,986 shares since the inception of the program in August 2007, leaving 53,014 shares authorized to be repurchased. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other avenues for our cash that could create greater shareholder value.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations, and our asset-based revolving Credit Facility, along with proceeds from various equity offerings and asset sales. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the availability of our Credit Facility, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Revolving Credit Facility

On March 30, 2007, we amended our revolving credit facility (as amended, the “Credit Facility”) with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is secured by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (5.0% at September 30, 2008). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through September 30, 2008, Liquidity has been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At September 30, 2008, we were in compliance with all required covenants.

As of September 30, 2008, the borrowing capacity under the Credit Facility was approximately $20.2 million; however, there were no amounts outstanding.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30, 2008	September 30, 2007
Net cash provided by (used in):
Operating activities	$19,741	$10,150
Investing activities	(8,777)	(5,415)
Financing activities	(14,631)	(995)
Effect of exchange rates on cash	283	(767)

Net increase (decrease) in cash and cash equivalents	$(3,384)	$2,973

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $9.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to an increase in operating income and in accounts payable and accrued expenses due primarily to the timing of scheduled payments, offset partially by increases in accounts receivable and inventories as a result of increased sales.

The $3.4 million increase in net cash used in investing activities for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in capital equipment investments to increase our technological capabilities as well as expand capacity in certain manufacturing process areas.

The $13.6 million increase in net cash used in financing activities for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to repurchases of our common stock totaling $14.4 million during the first nine months of 2008.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 23 to 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at September 30, 2008 there had been no material changes to this information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued Staff Positions (“FSP”) 157-1 and 157-2 and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on our consolidated financial statements. We are still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements. See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional fair value disclosures.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on our accounting for business combinations completed after January 1, 2009.

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

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (5.0% at September 30, 2008) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There have been no borrowings on the Credit Facility during the nine months ended September 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2007 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 (the “Q2 10-Q”) for a summary of our previously reported legal proceedings. Since the date of the filing of the Q2 10-Q there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below.

Significant decreases in our stock price could result in our having to record an impairment charge related to our goodwill.

Applicable accounting standards require that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. If our stock price decreases to the point where the fair value of our Company, as determined by our market capitalization, is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. In late September and continuing into October, the Company’s stock price declined along with that of its competitors in the PCB industry as well as in the general stock market. This resulted in the Company’s market capitalization falling below its book value after the quarter ended. We consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to our Company. As such, we may be required to record a goodwill impairment in the future if our stock price does not rebound, which could have a material impact on our results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2008	—	$—	—	—
Aug 1 – Aug 31, 2008	350,000	5.51	350,000	1,253,014
Sept 1 – Sept 30, 2008	1,200,000	5.60	1,200,000	53,014

TOTAL	1,550,000	$5.58	1,550,000	53,014

(1)	Average price per share excludes commissions.

(2)	Of the shares purchased during the third quarter of 2008, 350,000 shares were purchased in open-market transactions and 1,200,000 shares were purchased in privately-negotiated transactions, in each case pursuant to the repurchase program.

(3)	In August 2007, our Board of Directors authorized a common stock repurchase program initially authorizing the repurchase of up to 1,100,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. The Company announced the authorization of the repurchase program on August 9, 2007. The repurchase program does not have an expiration date. Subsequent to its initial authorization, the Board increased the number of shares authorized to be repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares of the Company’s common stock authorized to be repurchased to 3,000,000 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act of 1933, as amended, or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

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

DDi Corp.

Date: October 29, 2008	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: October 29, 2008	/s/ SALLY L. EDWARDS
Sally L. Edwards
Chief Financial Officer