Form 10-K
period 2008-12-31
DDI CORP
filed 2009-03-06
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-30241

DDi CORP.

(Exact name of registrant as specified in its charter)

Delaware	06-1576013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 N. Simon Circle,

Anaheim, California 92806

(Address and zip code of principal executive offices)

(714) 688-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $103 million (computed using the closing price of $6.01 per share of Common Stock on June 30, 2008, as reported by the NASDAQ Stock Market).

As of March 6, 2009, DDi Corp. had 19,791,594 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2009 are incorporated by reference in Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our assumptions, projections, targets, intentions or beliefs about expected future business and financial performance and financial condition. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets, and changes in customer usage patterns and preferences are forward-looking statements.

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of credit for DDi and its customers; the level of demand and financial performance of the major industries we serve, including, without limitation, communications, computing, military/aerospace, industrial electronics, instrumentation and medical; increased competition; increased costs; the impact of state, federal or foreign legislation or regulation; investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part 1, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Overview

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours, and on manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have approximately 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and military/aerospace companies. With such a broad customer base and approximately 50 new printed circuit board designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities located in the United States and Canada, together with our partners in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

We operate in one reportable business segment through our primary operating subsidiary, Dynamic Details, Incorporated. Our consolidated revenues in 2008, 2007 and 2006 were $190.8 million, $181.1 million and $198.1 million, respectively. Revenues are attributable to the country in which the customer buying the product is located. For additional information about our geographical operations, see Note 2 of the Notes to Consolidated Financial Statements — Segment Reporting.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. A printed circuit board is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of PCB complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial and military/aerospace equipment manufacturers require complex printed circuit boards fabricated with higher layer counts, greater density and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. By contrast, other PCBs, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing requirements.

We see several significant trends within the PCB manufacturing industry, including:

•

Short product life cycles for electronics. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs look to PCB manufacturers to offer design and engineering support and quick-turn manufacturing services to reduce time to market. Many OEMs, in an effort to increase electronic supply chain efficiency, work with a small number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of PCB products.

•

Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated PCBs that accommodate higher signal speeds and frequencies and increased component densities and operating temperatures. In turn, OEMs rely on PCB manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle. OEMs are also requiring more lead-free materials and other “green” products which add to the complexity of the materials utilized in the manufacturing of PCBs.

•

Increasing demand for aerospace and defense products. The aerospace and defense market is characterized by time-consuming and complex certification processes, long product life cycles, and a unique combination of demand for leading-edge technology with extremely high reliability and durability. An increased focus on incorporating technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace, and weapons systems applications are anticipated to drive steady end-market growth. Success in the military/aerospace market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services, and sensitive technologies that are associated with government programs. In addition, the complexity of the end products serves as a barrier to entry to potential new suppliers.

•

Shifting of high volume production to Asia. Asian-based PCB manufacturers have been able to capitalize on lower labor costs and to increase their market share on production of PCBs used in higher-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex PCBs on a quick-turn basis.

Two leading independent market research firms estimate that the 2008 global market for PCBs (the most recent data available to us) was between $48.0 and $48.9 billion, with the Americas PCB market representing approximately $4.6 billion of that total.

Our Customer Solution

Our customer solution combines reliable, time-critical, industry-leading engineering expertise and advanced process and manufacturing technologies. We play an integral role in our customers’ product development and manufacturing strategies. We believe our core strengths in the engineering, test and launch phases of new electronic product development provide a competitive advantage in delivering our services to customers in industries characterized by significant research and development, high-quality complex end product requirements, rapid product introduction cycles and demand for time-critical services.

Our customers benefit from the following:

•

Customized engineering solutions. We are actively involved in the early stages of our customers’ product development cycles. This positions us at the leading-edge of technical innovation in the engineering of complex PCBs. Our engineering and sales teams collaborate to identify the specific needs of our customers and work with them to develop innovative, high performance solutions. This method of product development provides us with an in-depth understanding of our customers’ businesses and enables us to better anticipate and serve their needs.

•

Strong process and technology expertise. We deliver time-critical and highly complex manufacturing services through our advanced manufacturing processes and material and technology expertise. We regularly manufacture PCBs with fine line circuitry and complex via structures. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a PCB. All of our production facilities are ISO-9001:2000 certified. These certifications require that we meet standards related to management, production and quality control, among others.

•

Military/aerospace capabilities. We provide a comprehensive product offering in the military/aerospace market and provide customers with comprehensive PCB fabrication capabilities, exotic material expertise and technological experience. In addition, some of our production facilities are MIL-PRF-55110, AS9100, MIL-PRF-31032 and MIL-P-50884 certified, which require us to meet certain military standards related to production and quality control.

•

Advanced manufacturing technologies. We are committed to manufacturing process improvements and focus on enhancing existing capabilities, providing reliable products to our customers and developing new technologies. We are consistently among the first to adopt advances in PCB manufacturing technology. For example, we believe that we were the first PCB manufacturer in North America to manufacture PCBs utilizing stacked microvia, or SMV TM technology, and we continue to evolve the SMVTM technology with new and enhanced capabilities. Further, during 2007 we introduced the DDi FLAT-WRAP™ technology which addresses critical design and manufacturing issues for IPC Class 2 and Class 3 copper wrap plating requirements. We believe we are the domestic leader in this technology.

•

Time-critical services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, PCB engineering and manufacturing services. Our engineering, fabrication and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Over 35% of our PCB sales in 2008 were generated from orders with manufacturing delivery of 10 days or less, and we fill some of our customers’ orders in as little as 24 hours. As we continue to increase our penetration into the military/aerospace market and see the complexity of our products increase, we expect the percentage of our total sales with lead times of 10 days or less to continue to decline.

Our Strategy

Our goal is to be the leading provider of technologically-advanced, time-critical PCB engineering and manufacturing services in North America. To achieve this goal, we:

•

Focus on engineering services and support for high-technology and complex PCBs. We focus on leading-edge engineering, high-technology, high-reliability, high mix, low volume and complex PCBs because we believe it provides us a competitive advantage in the North American marketplace. This also enables us to better anticipate and serve our customers’ needs. We are able to work with our customers to provide innovative and high performance solutions.

•

Maintain our technology leadership. We continually accumulate new technology and engineering expertise as we work closely with our broad customer base in the introduction of their new products. We believe this expertise and ability positions us as an industry leader in providing technologically-advanced, time-critical services.

•

Continue to expand our presence in the military/aerospace market. We have targeted the military/aerospace market as a growth opportunity for DDi as we believe this type of work is less likely to move offshore. Although historically DDi has been more focused on the commercial markets, we believe this shift in focus may result in improved revenue growth in the future. In 2008, our sales in the military/aerospace market increased approximately 105%. We intend to continue to pursue internal initiatives aimed at increasing our presence in the military/aerospace market and better serving existing customers within this market.

•

Focus on time-critical services. We focus on the quick-turn segment of the PCB industry. We target the time-critical services market because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics in recent years for time-critical services have been more stable than those of the volume production market and that these services are more resistant to pricing pressure and commoditization, and are less likely to move offshore.

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

Our Services

PCB Prototype Engineering and Manufacturing. We engineer and manufacture highly complex, technologically-advanced multi-layer PCB prototypes on a quick-turn basis. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

Pre-Production and Production Fabrication Services. We provide quick-turn and longer lead time pre-production fabrication services to our customers when they introduce products to the market and require PCBs in a short period of time. We also provide our customers low volume production fabrication services. Our pre-production and production fabrication services typically have delivery dates ranging from 2 days to 20 days, or longer in some cases. We do not specifically target the high-volume commercial markets which are more likely to have their PCB demands met from off-shore suppliers.

In addition to the engineering and manufacturing services we offer our customers utilizing our 5 facilities located in North America, we also support customer requirements for a transition to higher volume needs by sourcing from facilities located in Asia. This transition support is a small part of our offering and approximates 1% of our net sales.

Manufacturing Technologies and Processes

The manufacture of PCBs involves multiple steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Our advanced interconnect products require additional critical steps, including accurate dry film imaging, via filling, planarization, photoimageable soldermask processing, computer numeric controlled mechanical drilling and routing, precision laser drilling, automated plating and process controls and achievement of controlled impedance.

Multi-layering, which involves placing multiple layers of electrical circuitry on a single PCB or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the PCB or backpanel.

Interconnect products having narrow, closely-spaced circuit tracks are known as fine line products. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections, called blind or buried vias, between PCB layers and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination, drilling, plating and etching tolerances and are especially critical for today’s high-technology PCBs.

We use a number of advanced technologies which allow us to manufacture complex PCBs with increased functionality and quality, including the following:

•

Laser Direct Imaging (“LDI”). LDI is a process that allows us to process high-density products by direct writing onto photoresist with a high-precision laser technology. LDI is a high-resolution tool that is capable of imaging sub 0.002 inches/0.002 inches line/space and also gives us the ability to image solder mask especially where tolerances are tightly defined.

•

Blind or buried vias. Vias are drilled holes which provide electrical connectivity between layers of circuitry in a PCB. Blind vias connect the surface layer of the PCB to any inner layer. Buried vias are holes that do not reach either surface of the PCB but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias, and may require fewer layers.

•

Laser drilling microvias. We have a variety of laser technologies capable of laser drilling any customer driven application including UV, UV/CO2 and CO2. Microvias are small vias with diameters generally between 0.003 and 0.008 inches after laser drilling. The fabrication of PCBs with microvias requires specialized equipment and highly skilled process knowledge. These tools are also capable of solder mask ablation and precision milling. Applications such as handheld wireless devices employ microvias to obtain a higher degree of functionality from a smaller given surface area. These products can be delivered in as little as 3 days.

•

Stacked microvias (SMV™ technology). Stacked microvias are microvias plated with solid copper that can be stacked, connecting as many as six layers sequentially on each side of a center buried via core. This technology provides improved current carrying capability and thermal characteristics, planar surface for ball-grid array assembly and increased routing density for fine pitch ball-grid arrays and flipchip devices. SMV™ technology provides solutions for next generation technologies that include high Input/Output count, 0.65mm, 0.50mm, 0.40mm and 0.25mm ball-grid array and flipchip devices. This is done by allowing extra routing channels directly under the bonding pads, as compared to a conventional microvia that is limited to 1 or 2 layer deep routing. We believe we remain one of the leading PCB manufacturers in North America that currently offers fabrication of PCBs utilizing SMV™ technology.

•

Buried passives. Buried passive technology involves embedding the capacitor and resistor elements inside the PCB, which allows for removal of passive components from the surface of the PCB, leaving more surface area for active components. We have offered buried resistor products since the early 1990s. This technology is used in the high speed interconnect space as well as single-chip or multi-chip modules, memory and high-speed switches. This process is used to eliminate surface mount resistors and allows for termination to occur directly under other surface mounted components such as ball-grid arrays and quad-flat packs. We have offered embedded capacitance layers since the mid-1990s. The buried capacitance layers are currently used mostly as a signal noise reduction method.

•

Fine line traces and spaces. Traces are the connecting copper lines between the different components of the PCB and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the PCB and the greater the expertise required to achieve a desired final yield on a customer required order. We are able to provide 0.002 inch traces and spaces.

•

DDi FLAT-WRAP™ technology. Industry specifications for PCBs with certain designs require wrap-around copper plating for filled holes on blind, buried and through via technology. Current industry practices produce excess plated copper on the surface of the required layer and limit the capability for manufacturing high-density surface features (line width and space dimensions). DDi’s new FLAT-WRAP™ technology eliminates this excess surface plated copper and is compliant with the IPC specification for wrap plating and facilitates improved design capabilities. FLAT-WRAP™ technology is suited for design applications with multiple wrap plating requirements and fine pitch line and space on plated layers, typically sequential lamination product or standard through hole via-in-pad technology requiring conductive or non-conductive via fill. This technology is particularly beneficial for products in the high reliability and military/aerospace markets.

•

High aspect ratios. The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a PCB. We are able to provide aspect ratios of up to 15:1. We are currently developing a solution to provide a 20:1 and greater aspect ratio.

•

NextGen SMV™ technology. This newly developed technology will allow us to fabricate multi-layer PCBs by electrically connecting different via configurations to accommodate customer designs with blind, buried and stacked microvias. The manufacturing process involves a parallel processing methodology that makes use of laser generated microvias and conductive pastes. NextGen SMV™ will enable us to offer reduced lead times on complex, sequentially-laminated PCBs and is of value to customers with high aspect ratio requirements.

•

Thin core processing. A core is the basic inner-layer building block material from which PCBs are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the PCB and the number of layers required. The demand for thinner cores derives from requirements of thinner PCBs, higher layer counts and various electrical parameters. Core thickness in our PCBs ranges from as little as 0.001 inches up to 0.062 inches.

•

Flexible and rigid-flex PCBs. The use of flexible and rigid-flex PCB technology offers certain advantages over traditional rigid PCBs. Flexible printed circuits consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We manufacture flexible PCBs using a “Static” or “Flex-to-install” application which enables interconnection to be made between two or more mechanical units in areas that have mechanical constraints or non-standard packaging that cannot accommodate conventional interconnects. This application is useful in the military/aerospace market.

A rigid-flex PCB is a hybrid construction of rigid and flexible circuitry that is stacked and then laminated. Rigid-flex PCBs can accommodate special mechanical and packing requirements while at the same time offer a high number of interconnections between two or more rigid boards. For this reason the rigid-flex PCB is often used in “back plane” or “mother board” applications to interface multiple systems. The rigid-flex PCB offers superior reliability of interconnects in environments that are subject to vibration, shock and thermal extremes. The rigid flex application is frequently found in the military/aerospace market and would include cockpit instrumentation, electronic warfare systems, missiles, rockets, satellites and radar.

•

Materials. We offer a full range of materials for microwave, radio frequency and high speed applications. These materials can be used in hybrid stack-ups to allow for maximum performance in a cost-reduced package. We currently use approximately 50 different materials and have added environmentally friendly “green” materials such as Halogen-free and materials suitable for “lead free” assembly. The use of these materials requires advanced capabilities in the areas of drilling, hole cleaning, plating and registration.

We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9001:2000 certified. These certifications require that we meet standards related to management, production and quality control, among others. In addition, some of our production facilities are MIL-PRF-55110, AS9100, MIL-PRF-31032 and MIL-P-50884 certified, which require us to meet certain military and aerospace standards related to production and quality control.

Our Customers and Markets

As of December 31, 2008, we had approximately 1,000 PCB customers in various market sectors including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. We sell to OEMs both directly and through electronic manufacturing service companies. We measure customers as those companies that have placed at least one order with us in the preceding six-month period. During 2008, 2007 and 2006, sales to our largest customer accounted for approximately 8%, 8% and 7%, respectively, of our net sales. During 2008, 2007 and 2006, sales to our ten largest customers accounted for approximately 30%, 33% and 31%, respectively, of our net sales.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served during the year ended December 31, 2008. During 2008, we began tracking our end market sales data by the industry market segments defined by the IPC. This change was made to become more compliant with industry reporting. As such, our 2008 data are presented in slightly different categories than our 2007 and 2006 end market data:

Year Ended December 31, 2008
End Markets (1)
Communications	24%
Computer	22
Military/Aerospace	21
Industrial Electronics	17
Instrumentation and Medical	11
Consumer Electronics	3
Automotive	1
Business Retail	1

Total	100%

(1)	Sales to EMS providers are classified by the end markets of their customers, if known to us, or to the primary market served by that EMS provider if not known.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the years ended December 31, 2007 and 2006 using our previously reported industry markets:

	Year Ended December 31,
End Markets (1)	2007	2006
Communications/Networking	34%	41%
Medical/Test/Industrial	22	20
High-end Computing	26	25
Military/Aerospace	11	6
Other	7	8

Total	100%	100%

(1)	Sales to EMS providers are classified by the end markets of their customers, if known to us, or to the primary market served by that EMS provider if not known.

Sales and Marketing

Our sales and marketing efforts are focused on developing long-term relationships with research and development and new product introduction personnel at current and prospective customers. Our sales personnel and engineering staff advise our customers with respect to applicable technology, manufacturing feasibility of designs and cost implications through on-line computer technical support and direct customer communication. Our customers are serviced by a support team consisting of sales, engineering, manufacturing and customer service employees.

We market our development and manufacturing services through both an internal sales force and manufacturers’ representatives. Approximately 75% of our net sales are typically generated through our internal sales force with the balance generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are their largest revenue source and their exclusive supplier of quick-turn and pre-production PCBs.

Research and Development

We maintain a strong commitment to research and development and focus our efforts on enhancing existing capabilities as well as developing new technologies and integrating them across all of our facilities. Our close involvement with our customers in the early stages of their product development cycle positions us at the leading-edge of technical innovation in the design and manufacture of quick-turn and complex PCBs. Our experienced engineers, chemists and laboratory technicians work in conjunction with our sales staff to identify specific needs and develop innovative, high performance solutions to customer issues and to align our technology roadmap with that of our customers. Because our research and development efforts are an integral part of our production process, our research and development expenditures are not separately identifiable. Accordingly, we do not segregate these costs as a separate item, but instead include such costs in our consolidated financial statements as part of cost of goods sold.

Proprietary Processes

We believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. Depending on our technology strategy, we may periodically enter into joint technology development agreements with certain of our suppliers to develop new processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants, vendors and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. We have also recently filed patent applications with respect to certain manufacturing processes which are currently pending.

Our Suppliers

Our raw materials inventory must be regularly and rapidly replenished. We use just-in-time procurement practices to maintain raw materials inventory at low levels and we utilize preferred suppliers for some of these materials. We evaluate all of our suppliers and create strategic relationships where appropriate. Adequate amounts of all raw materials have been available in the past, and we believe this will continue in the foreseeable future. As part of our strategy to migrate the risk of a long-term supply shortage, we have expanded our evaluation of suppliers and begun to include those domiciled in Asia.

The primary raw materials that we use in production are core materials (copperclad layers of fiberglass of varying thickness impregnated with bonding materials), chemical solutions (copper, gold, etc.) for plating operations, photographic film and carbide drill bits. We work closely with our suppliers to incorporate technology advances in the raw materials we purchase.

Competition

Our principal competitors include Merix Corporation, TTM Technologies, Coretec, Endicott Interconnect Technologies, FTG, Multek Corporation (a division of Flextronics International Ltd.), Pioneer Circuits, Sanmina-SCI, and a number of smaller companies. The barriers to entry in the quick-turn segment of the PCB industry are considerable. In order to compete effectively in this industry, companies must have a sufficient customer base, a staff of qualified sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.

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

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled and a significant portion of our sales result from orders with manufacturing delivery of less than 10 days.

Environmental Matters

PCB manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, our operations are subject to certain federal, state and local laws and regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. Among others, we are subject to regulations promulgated by:

•	the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

•	the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes.

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

Employees

As of December 31, 2008, we had approximately 1,230 employees, none of whom were represented by unions. Of these employees, approximately 82% were involved in manufacturing, 5% were involved in engineering, 6% were involved in sales and marketing and 7% were involved in administration and other capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth the executive officers of DDi Corp., their ages as of March 6, 2009, and the positions currently held by each person:

Name	Age	Position
Mikel H. Williams	52	President, Chief Executive Officer and Director
Michael R. Mathews	48	Senior Vice President — Manufacturing Operations
Gerald P. Barnes	50	Senior Vice President — Sales
Sally L. Edwards	42	Senior Vice President and Chief Financial Officer

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below were selected as an executive officer.

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

Gerald P. Barnes has served as Senior Vice President — Sales of the Company since January 2007. Before joining the Company, Mr. Barnes served as Vice President of Sales for TTM Technologies, a PCB manufacturer, from September 2005 to January 2007. From 2004 to 2005, he served as Vice President of Sales and Marketing for Cosmotronic, a PCB manufacturer. Mr. Barnes served as President and Chief Executive Officer of Winonic, Inc., a privately held PCB design and manufacturing company, from 2003 to 2004. From 1990 to 2003, he served in numerous capacities for the Advanced Interconnect Division of Toppan Electronics, a division of Toppan Printing Co. Ltd., including President and Chief Operating Officer from 1999 to 2003, Vice President of Sales and Marketing from 1995 to 1999, and Director of Sales and Marketing from 1993 to 1995. Mr. Barnes holds a Bachelor of Science in Business Administration from Delaware State University.

Sally L. Edwards has served as Senior Vice President and Chief Financial Officer of the Company since March 2006. Prior to joining the Company, Ms. Edwards served as Vice President, Finance and Corporate Controller of Cardiac Science Corporation, a medical device manufacturing and distribution company, and its predecessor, from February 2003 to March 2006. From February 2001 to October 2002 Ms. Goff served as Director of Finance of SMC Networks, a wireless networking distribution company. Ms. Edwards also served as Corporate Controller of Masimo Corporation, a medical device manufacturing and distribution company from October 1996 to February 2001. Ms. Edwards began her career as a certified public accountant in the State of California working as an auditor for Coopers & Lybrand LLP from August 1990 through October 1996. Ms. Edwards holds a B.A. in Business Administration — Accounting from California State University, Fullerton.

Available Information

Our Internet address is www.ddiglobal.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications, computing, military/aerospace, industrial electronics, instrumentation, medical, high-durability commercial markets, and other significant industries we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which would have a material adverse effect on us. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the new Administration in the United States has enacted, and is expected to enact further, various economic stimulus programs, there can be no assurance as to the effectiveness of these programs, and with respect to future programs, the timing and effectiveness, of these programs. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

There are risks in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects or from other factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flows, the nature and content of our earnings releases and our competitors’ earnings releases, announcements of technological innovations that impact our services, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, the amount and frequency of share repurchases, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions. Our common stock is listed on the NASDAQ Global Market. Limited trading volume of our common stock could affect the trading price by magnifying the effect of larger purchase or sale orders and could increase the trading price volatility in general. No prediction can be made as to future trading volumes of our common stock on the NASDAQ Global Market.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2009;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer. In addition, turmoil in the credit markets could negatively impact our lender under our asset-based credit facility and thus potentially limit our ability to borrow under the credit facility, or limit our ability to renew the credit facility when it expires in March 2010. Further, if we attempt to obtain future additional financing, the issues facing the credit market could negatively impact our ability to obtain such financing with comparable terms as our existing credit facility, or at all.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 19.8 million shares of our common stock outstanding at December 31, 2008, we may issue additional shares of common stock in the following scenarios:

•	up to approximately 3.2 million shares of our common stock may be required to be issued pursuant to outstanding and/or future equity compensation awards;

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

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications and computing, military and aerospace, industrial electronics, instrument, medical, and high-durability commercial markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales generated from quick-turn and premium services revenues versus standard lead time production, any of which could have a material adverse effect on our results of operations.

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

In addition, the PCB engineering and manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. It is possible that we will not effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. It is possible that we will not be able to obtain capital for these purposes in the future or that any investments in new technologies will not result in commercially viable technological processes.

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

Although we have a large number of customers, net sales to our ten largest customers accounted for approximately 30%, 33% and 31% of our net sales in 2008, 2007 and 2006, respectively. We may continue to depend upon a core group of customers for a material percentage of our net sales in the future. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations and cash flows would be adversely affected.

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

The PCB industry is highly fragmented and characterized by intense competition. We principally compete with independent and captive manufacturers of complex quick-turn and longer-lead PCBs. Our principal competitors include other established public companies, smaller private companies and integrated subsidiaries of more broadly based volume producers that also manufacture multi-layer PCBs. We also expect that competition will increase as a result of industry consolidation.

Some of our competitors and potential competitors may have a number of advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customers;

•	more focused production facilities that may allow them to produce and sell products at lower price points;

•	more capital; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, be more successful in entering or adapting to existing or new end markets, adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the PCB industry, which we expect to continue, could result in an increasing number of larger PCB companies with greater market power and resources. Such consolidation could in turn increase price competition and result in other competitive pressures for us.

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

Price competition from PCB manufacturers based in Asia and other locations with lower production costs may play an increasing role in the PCB markets in which we compete. While PCB manufacturers in these locations have historically competed primarily in markets for less technologically-advanced products with high volumes, they are expanding their manufacturing capabilities to produce higher layer count and higher technology PCBs. In the future, competitors in Asia may be able to effectively compete in our higher technology markets, which may result in decreased net sales or force us to lower our prices, reducing our gross margins.

Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, increased warranty costs, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable in some cases. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, in certain cases, the terms of our agreements allocate to us substantial exposure for product defects. In addition, even if we can contractually limit our exposure, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

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

We rely on suppliers for the timely delivery of materials used in manufacturing our PCBs, and an increase in industry demand or a shortage of raw materials may increase the price of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross margins.

To manufacture our PCBs, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. During 2007, we experienced, and may continue to experience, increases in the cost of materials, including laminate, copper products, gold, and oil-based or oil-derivative raw materials, which could adversely impact our gross margins. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced PCBs also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for PCBs using that type of laminate, which in turn would cause a decrease in our sales.

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

Damage to our manufacturing facilities due to fire, natural disaster, or other event could harm our financial results.

We have manufacturing facilities in California, Ohio, Virginia, and Ontario, Canada. The destruction or closure of any of our facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

Pending or future litigation could have a material adverse effect on our operating results and financial condition.

We are involved, from time to time, in litigation incidental to our business. This litigation could result in substantial costs and could divert management’s attention and resources which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. In cases where we record a liability, the amount of our estimates could be wrong. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

A trend toward consolidation among our customers could adversely affect our business.

Recently, some of our large customers have consolidated and further consolidation of customers may occur. Depending on which organization becomes the controller of the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined company, the potential exists for decreased revenue if we are not retained as a continuing supplier. We also face the risk of increased pricing pressure from the combined customer because of its increased market share.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the electronics industry and the global economy, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks.

Our 10 largest customers accounted for approximately 30% of our net sales in 2008. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 16% of our net accounts receivable as of December 31, 2008 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

The increasing prominence of EMS providers in the PCB industry could reduce our gross margins, potential sales, and customers.

Sales to EMS providers represented approximately 35% of our net sales in 2008. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations, and financial condition may be harmed.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have increasingly restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims — as compared to our standard terms and conditions — which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which can adversely impact our cash flow and results of operations.

We export defense and commercial products from the United States to other countries. If we fail to comply with export laws, we could be subject to fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of State and U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

We may not be able to fully recover our costs for providing design services to our customers, which could harm our financial results.

Although we enter into design service activities with purchase order commitments, the cost of labor and equipment to provide these services may in fact exceed what we are able to fully recover through purchase order coverage. We also may be subject to agreements with customers in which the cost of these services is recovered over a period of time or through a certain number of units shipped as part of the ongoing product price. While we may make contractual provisions to recover these costs in the event that the product does not go into production, the actual recovery can be difficult and may not happen in full. In other instances, the business relationship may involve investing in these services for a customer as an ongoing service not directly recoverable through purchase orders. In any of these cases, the possibility exists that some or all of these activities are considered costs of doing business, are not directly recoverable, and may adversely impact our operating results.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

We are subject to taxes in the United States and Canada. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize net operating losses;

•	changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•	changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

In addition, changes in the ownership of our common stock could further limit our ability to utilize our net operating losses, which could have a material adverse effect on our financial position.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and Canada.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

We are subject to risks associated with currency fluctuations, which could have a material effect on our results of operations and/or financial condition.

A portion of our cash and other current assets is held in the Canadian dollar. Changes in the exchange rates of the Canadian dollar and the U.S. dollar will affect the value of these assets as translated to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt.

In addition, a portion of our business operations are transacted in Canadian dollars, and as a result, similar changes in exchange rates of the Canadian dollar and the U. S. dollar could result in exchange losses, which could impact our results of operations.

The impact of future exchange rate fluctuations on our results of operations and/or financial condition cannot be predicted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 311,000 square feet of building space in locations throughout North America for the manufacture of quick-turn PCBs and administrative purposes. Our lease agreements expire at various dates through 2013 and represent an average annual commitment of approximately $2.4 million per year.

We also own one building with a remaining mortgage of approximately $1.5 million at December 31, 2008 and consisting of approximately 68,000 square feet of manufacturing and office space as well as a land parcel of approximately 4.5 acres located in North Jackson, Ohio.

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

On May 2, 2006, SMDI Company filed a lawsuit against our Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of our now-closed Arizona facility. The complaint alleged that we breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and causing environmental damage to the property. The complaint sought an unspecified amount of damages. On June 2, 2006, the plaintiff filed an amended complaint, which added our Dynamic Details, Incorporated subsidiary as a defendant to the action. On August 29, 2006, the plaintiffs filed a second amended complaint to (a) substitute Barbara Ann Ball, as Special Trustee of the Barbara Ann Ball Revocable Trust, Mary Ball Glimpse, as Special Trustee of the Mary Ball Glimpse Trust, Barbara Ann Ball and Germain H. Ball, as Co-Trustees of the Leona Harmon Rickenbach Trust, and NELCO- WF, L.L.C. as the plaintiffs in the action. On September 28, 2006, we filed an answer and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing.

A bench trial was held in this case in the first quarter of 2008. On July 1, 2008, the Court issued a ruling awarding the plaintiffs a total of $52,000 in damages, plus interest. In December 2008, the Court denied our motion for reconsideration. We paid the plaintiffs the amount awarded by the Court in January 2009 and the case has been dismissed with prejudice.

In addition to the above-referenced lawsuit, we are involved from time to time in other litigation concerning claims arising out of our operations in the normal course of our business. We do not believe any of the above-referenced legal claims or any other litigation will have a material adverse effect on our financial condition, results of operations or cash flows, and, except as described above, we have not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “DDIC.”

The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	DDi Corp. Common Stock
	High	Low
Fiscal Year Ended December 31, 2008:
Fourth Quarter	$5.09	$2.55
Third Quarter	$6.45	$4.90
Second Quarter	$6.43	$4.45
First Quarter	$5.70	$4.07
Fiscal Year Ended December 31, 2007:
Fourth Quarter	$6.98	$5.41
Third Quarter	$8.03	$5.96
Second Quarter	$7.99	$6.52
First Quarter	$7.90	$6.23

As of March 6, 2009, the number of common stockholders of record was 73.

Dividend Policy

We have not declared nor paid any cash dividends on our common stock since January 1996. We have no current intention to pay cash dividends on our common stock, and we anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business. Our current asset-based revolving credit facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.

Share Repurchases

In August 2007, our Board of Directors (the “Board”) authorized a common stock repurchase program of up to 1,100,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. Subsequent to its initial authorization, the Board increased the number of shares authorized to be repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares currently authorized to 3,000,000 shares. We repurchased 2,642,533 shares during the year ended 2008 at an average price per share of $5.45 excluding commissions. As of December 31, 2008, we had repurchased a total of 2,946,986 shares since the inception of the program in August 2007. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, including obtaining the consent of the lender for our credit facility. If we are unable to obtain the lender’s consent, we would be restricted from repurchasing the additional $10 million worth of shares recently authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other uses for our cash that could create greater shareholder value.

No shares were repurchased during the fourth quarter of 2008.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock since December 31, 2003 with the cumulative total return of (a) the NASDAQ Composite Index and (b) an index of two peer companies selected by us. The peer group is comprised of Merix Corp. and TTM Technologies Inc. This peer group index will be subject to occasional change as we or our competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on December 31, 2003, in DDi Corp. common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information have been retroactively adjusted to reflect the reverse stock split. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and the related notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except percentages and per share data)
Consolidated Statements of Operations Data:
Net sales	$190.8	$181.1	$198.1	$184.6	$189.0
Cost of goods sold	152.0	146.2	160.2	157.9	164.1

Gross profit	38.8	34.9	37.9	26.7	24.9
Gross profit percentage	20.3%	19.3%	19.1%	14.4%	13.2%
Operating expenses:
Sales and marketing	12.5	12.2	15.2	15.0	17.0
General and administrative	14.0	14.5	14.6	15.7	17.2
Amortization of intangible assets	5.0	5.4	4.7	4.6	4.6
Loss on sale of assembly business	—	—	4.6	—	—
Litigation reserve	—	—	1.7	—	—
Restructuring and other related charges	0.3	0.6	1.1	4.7	0.9
Goodwill impairment	38.9	—	—	54.7	—
Reorganization expenses	—	—	—	—	0.8

Operating income (loss)	(31.9)	2.2	(4.0)	(68.0)	(15.6)
Interest and other (income) expense, net	(0.2)	0.5	1.4	4.8	7.6
Income (loss) from continuing operations before income taxes	(31.7)	1.7	(5.4)	(72.8)	(23.2)
Income tax expense	1.7	1.0	1.8	1.4	2.0

Income (loss) from continuing operations	(33.4)	0.7	(7.2)	(74.2)	(25.2)
(Income) loss from discontinued operations, net of tax	—	—	—	(10.2)	20.7

Net income (loss)	$(33.4)	$0.7	$(7.2)	$(64.0)	$(45.9)

Less: Series B Preferred Stock dividends, accretion and redemption charge	—	—	16.4	6.4	4.0

Net income (loss) applicable to common stockholders	$(33.4)	$0.7	$(23.6)	$(70.4)	$(49.9)

Other Financial Data:
Net income (loss) per share from continuing operations applicable to common stockholders — basic and diluted	$(1.60)	$0.03	$(1.21)	$(10.04)	$(7.51)
Net income (loss) per share applicable to common stockholders — basic and diluted Basic	$(1.60)	$0.03	$(1.21)	$(8.76)	$(12.85)
Weighted-average shares used in per share computations — basic and diluted	21.0	22.6	19.6	8.0	3.9

	As of December 31,
	2008	2007	2006	2005	2004
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$20.1	$20.4	$15.9	$26.0	$23.5
Working capital	37.7	40.0	31.2	26.2	20.9
Total assets	90.8	136.8	139.6	164.3	226.7
Total debt, including current maturities	1.5	1.8	2.0	19.9	35.1
Stockholders’ equity	65.1	111.2	109.6	108.0	77.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of time-critical, technologically-advanced PCB engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held PCB manufacturer. Revenues and costs of Sovereign’s business beginning October 23, 2006, the date of acquisition, are included in our results of operations.

On September 29, 2006, we completed the sale of our assembly business to VMS. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (“EITF 03-13”), the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation because of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi PCBs to be used in VMS’s assembly business. As a result, revenues and costs of the assembly business through September 29, 2006, the date of the sale, were included in our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

We believe our critical accounting policies, defined as those policies that we believe are: (i) the most important to the portrayal of our financial condition and results of operations; and (ii) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are as follows:

Revenue recognition — Our revenue consists primarily of the sale of PCBs using customer supplied engineering and design plans. Prior to September 29, 2006 our revenue also included other value-added assembly services. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectibility is reasonably assured. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective PCBs. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with our estimates.

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

Goodwill and other long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

In connection with our annual impairment test as of December 31, 2008 required under SFAS 142, we recorded a non-cash charge of $38.9 million to write-off the entire carrying value of our goodwill. The charge was driven by a decrease in our stock price and market capitalization as a result of the weakened economy and adverse capital market conditions. The impairment charge did not affect our normal business operations, liquidity position or availability under our credit facility (as amended, the “Credit Facility”), and we believe does not reflect the actual performance of the business. We move forward with no goodwill on our balance sheet and therefore we will not be faced with any future impairment issues related to our business as it exists at this time.

We account for long-lived assets, including intangible assets subject to amortization, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as changes in our operations strategy, reductions in demand for our products or significant economic slowdowns in the PCB industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows.

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. If our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense will be recorded.

Effective January 1, 2009, we adopted the provisions of SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the benefit from the release of the U.S. valuation allowance related to net deferred tax assets that were in existence as of applying fresh-start accounting should be recorded into tax expense, consistent with the treatment for other liabilities and contingencies. Prior to the adoption of SFAS 141R, under fresh-start accounting rules applied during our emergence from bankruptcy in 2003, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were inexistence as of applying fresh accounting was recognized as a credit first to goodwill and second to additional-paid-in-capital (“APIC”) and not as a U.S. tax benefit for book purposes even though our net operating loss carryforwards resulted in a reduction of cash taxes paid. In addition, under fresh-start accounting rules, any adjustments to uncertain tax positions for tax years prior to our emergence from bankruptcy in 2003 were an adjustment first to goodwill and next to APIC. Under SFAS 141R there is no longer a difference in tax accounting for assets and liabilities that were in existence as of applying fresh-start accounting.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Results of Operations and Other Financial Data

The following table sets forth select data from our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales	$190,842	$181,054	$198,115
Cost of goods sold	152,058	146,195	160,188

Gross profit	38,784	34,859	37,927
	20.3%	19.3%	19.1%
Operating expenses:
Sales and marketing	12,540	12,207	15,228
General and administrative	14,004	14,468	14,543
Amortization of intangible assets	4,975	5,358	4,744
Loss on sale of assembly business	—	—	4,544
Litigation reserve	—	—	1,727
Restructuring and other related charges	295	646	1,140
Goodwill impairment	38,898	—	—

Operating income (loss)	(31,928)	2,180	(3,999)
Interest expense, net	371	461	1,362
Other (income) expense, net	(562)	46	44

Income (loss) before income taxes	(31,737)	1,673	(5,405)
Income tax expense	1,702	985	1,828

Net income (loss)	(33,439)	688	(7,233)
Less: Series B Preferred Stock dividends, accretion and repurchase charge	—	—	16,419

Net income (loss) applicable to common stockholders	$(33,439)	$688	$(23,652)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

During 2008, the overall economy faced significant challenges, and the PCB industry as a whole experienced reduced demand, particularly in the fourth quarter and primarily in the commercial markets. However, even given this softening, we achieved year-over-year sales growth and continued to increase our market share based on industry data published by the IPC. Our efforts to extend our presence in the military/aerospace market have been very successful, serving both as a revenue growth driver for the Company and also as a counter balance to the cyclical commercial markets. We support the leading OEMs and have no customer that accounts for more than 10% of our revenue. Our overall customer base expanded in 2008, and we believe this diversification lowers our risk in periods of slower demand. Further, despite softness in the market, we were able to manage our costs and deliver year-over-year sales growth and a gross margin over 20%. During 2008, we invested over $11 million in our capital infrastructure, completing several major programs and upgrading key areas of technology to better support our customers’ requirements. With this strengthened asset base in place, we expect to reduce our capital expenditures in 2009. While we expect the overall market to remain challenging in 2009, with our focus on the high-mix, low-volume, quick-turn and proto-type commercial markets, coupled with our success in the military/aerospace sector, we believe we are well positioned and have the right strategy and operational assets for these market conditions.

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased by $9.7 million, or 5.4%, to $190.8 million in 2008 from $181.1 million in 2007. The increase in net sales was primarily a result of strengthening and extending our sales team and geographic coverage, particularly in the military/aerospace market where we have doubled our business each year. In the fourth quarter of 2008, sales to the military/aerospace market represented approximately 27% of total sales, as well as higher average pricing related to the mix of products shipped.

Gross Profit

Gross profit for 2008 was $38.8 million, or 20.3% of net sales, compared to $34.9 million, or 19.3% of net sales, in 2007. The increase in gross profit as a percentage of net sales was primarily a function of better absorption of overhead on higher sales, improved operational performance related to yields and overage, and to a lesser extent, to slightly higher unit pricing relative to the product mix shift towards higher technology products. These improvements were partially offset by an increase in depreciation expense related to capital equipment upgrades to increase our technological capabilities as well as expanded capacity in certain manufacturing process areas and to an increase in non-cash compensation and factory and management compensation expenses.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation expense (in thousands):

	Year Ended December 31,
	2008	2007
Non-cash compensation:
Cost of goods sold	$528	$374
Sales and marketing expenses	298	120
General and administrative expenses	1,825	1,808

Total non-cash compensation	$2,651	$2,302

Non-cash compensation expense was recorded in accordance with the fair value recognition provisions of SFAS 123R using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in 2008 and 2007 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, Accounting for Stock-Based Compensation (“SFAS 123”), net of estimated forfeitures; and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, net of estimated forfeitures. The increase in non-cash compensation expense is related to additional stock option and restricted stock grants to management, directors, and other key employees in 2008. We expect non-cash compensation expense to be approximately $1.9 million in 2009 based on unvested stock-based awards outstanding as of December 31, 2008.

Sales and Marketing Expenses

Sales and marketing expenses in 2008 increased on an absolute dollar basis by $333,000, or 2.7%, to $12.5 million, or 6.6% of net sales, from $12.2 million, or 6.7% of net sales, in 2007. The dollar increase was primarily due to higher non-cash compensation and management incentives compensation expenses as a result of strengthening our sales team. We expect sales and marketing expenses to remain relatively constant in 2009 and decrease as a percentage of sales if higher sales levels are achieved.

General and Administrative Expenses

General and administrative expenses decreased by $464,000, or 3.2%, to $14.0 million, or 7.3% of net sales in 2008, compared to $14.5 million, or 8.0% of net sales in 2007. The decrease was primarily due to reductions in Sarbanes-Oxley and other consulting fees, communications expense and insurance costs, partially offset by higher management incentive compensation expense and depreciation. We expect general and administrative expenses in terms of absolute dollars to remain relatively constant in 2009 and decrease as a percentage of sales if higher sales levels are achieved.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 and to customer relationships identified in connection with the purchase of Sovereign in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008, when the customer relationships identified in the bankruptcy became fully amortized, and thereafter $190,000 per quarter for the remaining Sovereign customer relationships through October 2011. Amortization expense for 2009 is expected to be approximately $760,000 based on customer relationships that are recorded as of December 31, 2008.

Restructuring

In May 2005, our Board of Directors approved plans to close our Arizona-based mass lamination operation. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. During 2008, we incurred approximately $295,000 in ongoing fees and expenses related to litigation with the landlord of one of the buildings. A ruling was issued in July 2008 in the plaintiff’s favor awarding them $52,000. This award was accrued for in the second quarter of 2008 and paid to the plaintiff in January 2009, following which the case was dismissed with prejudice. As of December 31, 2008, we had incurred a total of $6.7 million in charges relating to the closure and do not anticipate any additional charges.

We had no accrued restructuring costs as of December 31, 2008, 2007 or 2006.

Goodwill Impairment

In connection with our annual impairment test as required under SFAS 142, we recorded a non-cash charge of $38.9 million to write-off the entire carrying value of our goodwill. The charge was driven by a decrease in our stock price and market capitalization as a result of the weakened economy and adverse capital market conditions. Substantially all of the goodwill written off was established in fresh-start accounting when we exited from the 2003 restructuring and was not related to any acquisition or transaction for which we paid cash.

The impairment charge did not affect our normal business operations, liquidity position or availability under our Credit Facility, and we believe does not reflect the actual performance of the business. We move forward with no goodwill on our balance sheet and therefore we will not be faced with any future impairment issues related to our business as it exists at this time.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, interest and fees related to our asset-based Credit Facility, interest on our note payable on our Ohio facility, and expense associated with long-term leases, net of interest income. Net interest expense decreased to $371,000 for the year ended December 31, 2008 from $461,000 for 2007. The decrease was primarily the result of a reduction in interest expense when one of the leases on our Milpitas, California facility expired in 2007 and a reduction in interest on our note payable as a result of a declining principal balance and declining interest rates, partially offset by a reduction in interest income due to lower interest rates in 2008 compared to 2007.

Other (Income) Expense, Net

Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian subsidiary and other miscellaneous non-operating items. For the year ended December 31, 2008, net other income was $562,000 compared to net other expense of $46,000 for the year ended December 31, 2007 and was primarily due to the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

Income tax expense increased by $717,000 to $1.7 million for the year ended December 31, 2008 compared to $985,000 for the year ended December 31, 2007. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. U.S. and Canadian taxable income was higher in 2008, resulting in higher U.S. and Canadian income tax expense.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs (and to a lesser extent, value added assembly services through September 29, 2006, when we sold our assembly business).

Net sales decreased by $17.0 million, or 9%, to $181.1 million in 2007 from $198.1 million in 2006. The decrease in net sales was due to the sale of the assembly business in the third quarter of 2006 which accounted for approximately $23.7 million in sales in the first three quarters of 2006. Year over year, PCB sales increased approximately $6.7 million, or 4%, primarily attributable to an increase in volume and average pricing in 2007 compared to 2006 due to a full year of Sovereign’s results in 2007.

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

Sales and Marketing Expenses

Sales and marketing expenses in 2007 decreased by $3.0 million, or 20%, to $12.2 million, or 6.7% of net sales from $15.2 million, or 7.7% of net sales, in 2006. The decrease was primarily related to the elimination of sales and marketing costs associated with the divested assembly business and a more efficient sales strategy which changed the mix between direct and indirect sales resources and resulted in lower commission expense. In addition, there was no officer’s severance in 2007 compared to $240,000 in 2006.

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

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that had previously been intercompany transactions which were eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million for the year ended December 31, 2006.

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

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, interest and fees related to the Credit Facility, interest on our note payable on our Ohio facility, and expense associated with long-term leases, net of interest income. Net interest expense decreased to $461,000 for the year ended December 31, 2007 from $1.4 million for 2006. The decrease was primarily the result of: (i) a decrease in debt issuance costs amortization due to the renewal of the terms of the Credit Facility in March 2007; (ii) a decrease in interest and fees associated with the Credit Facility as a result of no borrowings in 2007; and (iii) an increase in interest income due to higher average cash balances in 2007 compared to 2006. These decreases were partially offset by a full year of interest expense on the note payable that we assumed as a result of the Sovereign acquisition in October 2006.

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

Quarterly Financial Information

The following table presents selected quarterly financial information for 2008 and 2007. This information is unaudited but, in our opinion, reflects all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended
	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007
	(In millions)
Net sales	$43.0	$49.3	$51.2	$47.4	$45.2	$43.3	$49.1	$43.4
Gross profit	8.4	10.2	10.4	9.7	7.9	7.7	11.3	8.0
Net income (loss)	(37.3)	1.6	1.5	0.7	(0.3)	0.0	2.0	(1.0)
Net income (loss) per share — basic and diluted	$(1.89)	$0.08	$0.07	$0.03	$(0.01)	$0.00	$0.09	$(0.04)

Liquidity and Capital Resources

	As of December 31,
	2008	2007
	(Dollars in thousands)
Working capital	$37,682	$40,046
Current ratio (current assets to current liabilities)	2.7:1.0	2.9:1.0
Cash and cash equivalents	$20,081	$20,445
Long-term debt, including current portion	$1,516	$1,760

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. We rely on cash generated from our operating activities as well as unsecured and secured funding sources, including bank deposits and bank borrowings.

As of December 31, 2008, we had total cash and cash equivalents of $20.1 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The decrease in our cash and cash equivalents, current ratio, and working capital at December 31, 2008 compared to December 31, 2007 was primarily due to repurchases of our common stock totaling $14.4 million during 2008 and investment in capital equipment totaling $11.5 million during 2008, expenditures which were primarily funded by cash generated from operations.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and the Credit Facility. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the continued availability of our Credit Facility, if needed, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require collateral. In 2008, 2007 and 2006, no individual customer accounted for 10% or more of our net sales. At December 31, 2008 and 2007, one customer accounted for 12.1% and 15% of our total accounts receivable, respectively.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We also review our allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to its customers.

Stock Repurchase Program

In August 2007, the Board authorized a common stock repurchase program of up to 1,100,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. Subsequent to its initial authorization, the Board increased the number of shares authorized to be repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares currently authorized to 3,000,000 shares. We repurchased 2,642,533 shares during the year ended December 31, 2008 at an average price per share of $5.45 excluding commissions. As of December 31, 2008, we had repurchased a total of 2,946,986 shares since the inception of the program in August 2007. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million. The stock repurchase program is subject to applicable legal and regulatory requirements, including obtaining the consent of the lender for our Credit Facility. If we are unable to obtain the lender’s consent, we would be restricted from repurchasing the additional $10 million worth of shares recently authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. We will continue to review the value of repurchasing shares after considering our cash levels and operating needs as well as other avenues for our cash that could create greater shareholder value.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by (used in):
Operating activities	$25,125	$14,561	$9,274
Investing activities	(11,495)	(6,993)	3,559
Financing activities	(14,692)	(2,187)	(22,768)
Effect of exchange rates on cash	698	(856)	(130)

Net change in cash and cash equivalents	$(364)	$4,525	$(10,065)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net cash provided by operating activities represents net income, adjusted for non-cash charges and working capital changes. The $10.6 million increase in net cash provided by operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to an increase in operating income excluding the non-cash goodwill impairment and accounts payable as a result of the timing of scheduled payments.

The $4.5 million increase in net cash used in investing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due to an increase in capital equipment investments to increase our technological capabilities as well as expand capacity in certain manufacturing process areas.

The $12.5 million increase in net cash used in financing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due to repurchases of our common stock totaling $14.4 million during the year compared with only $1.9 million of repurchases in 2007.

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

Contractual Obligations

The following table shows our material contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (a)	$1,656	$285	$548	$520	$303
Operating leases	12,059	4,127	5,957	1,975	—

Total commitments (b)	$13,715	$4,412	$6,505	$2,495	$303

(a)	Long-term debt consists of a term loan related to the Sovereign facility in Ohio. In calculating future payments due by period, we used the interest rate in effect for the term loan at December 31, 2008.

(b)	As of December 31, 2008, we have recorded tax reserves for tax contingencies of approximately $921,000. We are unable to make a reasonable estimate regarding the settlement of these tax contingencies, and as such, these contingencies have been excluded from the table. See “Note 14—Income Tax Matters” for a discussion of tax contingencies.

Revolving Credit Facility

On March 30, 2007, we amended our revolving Credit Facility with General Electric Capital Corporation acting as agent, to extend the maturity date to March 30, 2010 and change the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at December 31, 2008). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through December 31, 2008, Liquidity had been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At December 31, 2008, we were in compliance with all required covenants.

As of December 31, 2008, there were no amounts outstanding and the borrowing capacity under the Credit Facility was approximately $15.9 million.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such, we are not impacted by the issuance of FSP 157-3.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on our accounting for business combinations completed after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We currently do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB approved the issuance of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We currently do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations completed after January 1, 2009. In addition, subsequent to adoption of SFAS l4lR, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for tax years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of additional-paid-in-capital.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. As such, the adoption of SFAS 159 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued Staff Position Nos. 157-1 and 157-2. Staff Position No. 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while Staff Position No. 157-2 delays for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on our consolidated financial statements. We are still assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on our consolidated financial statements. See Note 16 in the Notes to Condensed Consolidated Financial Statements for additional fair value disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (the “Index Rate”) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. At December 31, 2008, the Index Rate on the Credit Facility was 3.25%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There were no borrowings on the Credit Facility during 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 6, 2009

DDi CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,081	$20,445
Accounts receivable, net	25,504	26,411
Inventories	13,768	13,696
Prepaid expenses and other current assets	620	657

Total current assets	59,973	61,209
Property, plant and equipment, net	27,848	28,503
Goodwill	—	39,006
Intangible assets, net	2,134	7,109
Other assets	825	950

Total assets	$90,780	$136,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	11,635	11,024
Accrued expenses and other current liabilities	8,776	8,594
Income taxes payable	1,636	1,301

Total current liabilities	22,291	21,163
Long-term debt	1,272	1,516
Other long-term liabilities	2,113	2,933

Total liabilities	25,676	25,612

Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,738 and 19,791 shares issued and outstanding, respectively, at December 31, 2008 and 22,746 and 22,442 shares issued and outstanding, respectively, at December 31, 2007	23	23
Additional paid-in-capital	245,589	242,938
Treasury stock, at cost — 2,947 and 304 shares held in treasury at December 31, 2008 and 2007, respectively	(16,323)	(1,875)
Accumulated other comprehensive income (loss)	(354)	471
Accumulated deficit	(163,831)	(130,392)

Total stockholders’ equity	65,104	111,165

Total liabilities and stockholders’ equity	$90,780	$136,777

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$190,842	$181,054	$198,115
Cost of goods sold	152,058	146,195	160,188

Gross profit	38,784	34,859	37,927
Operating expenses:
Sales and marketing	12,540	12,207	15,228
General and administrative	14,004	14,468	14,543
Amortization of intangible assets	4,975	5,358	4,744
Loss on sale of assembly business	—	—	4,544
Litigation reserve	—	—	1,727
Restructuring and other related charges	295	646	1,140
Goodwill impairment	38,898	—	—

Operating income (loss)	(31,928)	2,180	(3,999)
Non-operating (income) expense:
Interest expense	502	1,091	1,600
Interest income	(131)	(630)	(238)
Other (income) expense, net	(562)	46	44

Income (loss) before income tax expense	(31,737)	1,673	(5,405)
Income tax expense	1,702	985	1,828

Net income (loss)	(33,439)	688	(7,233)
Less: Series B Preferred Stock dividends, accretion and redemption charges	—	—	16,419

Net income (loss) applicable to common stockholders	$(33,439)	$688	$(23,652)

Net income (loss) per share applicable to common stockholders:
Basic	$(1.60)	$0.03	$(1.21)
Diluted	$(1.60)	$0.03	$(1.21)
Weighted-average shares used in per share computations:
Basic	20,961	22,551	19,623
Diluted	20,961	22,594	19,623

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(33,439)	$688	$(7,233)
Other comprehensive income (loss):
Foreign currency translation adjustments	(825)	203	(78)

Comprehensive income (loss)	$(34,264)	$891	$(7,311)

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock Amount	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2005	18,259	$18	$231,821	$—	$(349)	$346	$(123,847)	$107,989
Stock-based compensation expense under SFAS 123R	—	—	1,547	—	—	—	—	1,547
Deferred compensation	—	—	(349)	—	349	—	—	—
Accretion on Series B Preferred Stock	—	—	(4,340)	—	—	—	—	(4,340)
Dividends paid in cash on Series B Preferred Stock	—	—	(919)	—	—	—	—	(919)
Common stock issued to repurchase Series B Preferred Stock	732	1	5,465	—	—	—	—	5,466
Redemption of Series B Preferred Stock	—	—	(13,480)	—	—	—	—	(13,480)
Issuance of common stock upon exercise of stock options	62	1	115	—	—	—	—	116
Issuance of common stock upon exercise of warrants	2,302	2	12,083	—	—	—	—	12,085
Vesting of restricted common stock	12	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(78)	—	(78)
Issuance of common stock in acquisition of Sovereign Circuits	1,202	1	8,413	—	—	—	—	8,414
Net loss	—	—	—	—	—	—	(7,233)	(7,233)

Balance, December 31, 2006	22,569	23	240,356	—	—	268	(131,080)	109,567
Stock based compensation expense under SFAS 123R	—	—	2,302	—	—	—	—	2,302
Issuance of common stock upon exercise of stock options	54	—	280	—	—	—	—	280
Issuance of restricted stock	123	—	—	—	—	—	—	—
Repurchases of common stock	(304)	—	—	(1,875)	—	—	—	(1,875)
Foreign currency translation adjustment	—	—	—	—	—	203	—	203
Net income	—	—	—	—	—	—	688	688

Balance, December 31, 2007	22,442	23	242,938	(1,875)	—	471	(130,392)	111,165
Stock-based compensation expense under SFAS 123R	—	—	2,651	—	—	—	—	2,651
Unvested restricted stock cancellations	(8)	—	—	—	—	—	—	—
Repurchases of common stock	(2,643)	—	—	(14,448)	—	—	—	(14,448)
Foreign currency translation adjustment	—	—	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	—	—	(33,439)	(33,439)

Balance, December 31, 2008	19,791	$23	$245,589	$(16,323)	$—	$(354)	$(163,831)	$65,104

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,439)	$688	$(7,233)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	11,119	10,012	9,848
Amortization of intangible assets	4,975	5,358	4,744
Amortization of debt issuance costs and discount	103	254	716
Goodwill impairment	38,898	—	—
Non-cash compensation	2,651	2,302	1,547
Loss on sale of assembly business	—	—	4,544
Other	460	137	266
Change in operating assets and liabilities, (net of acquisitions and disposals):
Accounts receivable	(273)	(966)	1,832
Inventories	(582)	1,215	(3,717)
Prepaid expenses and other assets	(31)	226	696
Accounts payable	1,255	(2,214)	(782)
Accrued expenses and other liabilities	(435)	(1,760)	(4,177)
Income taxes payable	424	(691)	990

Net cash provided by operating activities	25,125	14,561	9,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,495)	(6,993)	(6,255)
Proceeds from sale of assembly business	—	—	12,000
Payment of costs incurred in connection with sale of assembly business	—	—	(195)
Acquisition of Sovereign Circuits, Inc., net of cash acquired of $607	—	—	(4,546)
Payment of costs incurred in connection with acquisition of Sovereign	—	—	(417)
Changes in restricted cash	—	—	2,972

Net cash (used in) provided by investing activities	(11,495)	(6,993)	3,559

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facility	—	—	(19,929)
Redemption payments of Series B Preferred Stock	—	—	(13,867)
Payment of Series B Preferred Stock dividends	—	—	(919)
Payments on long-term debt	(244)	(284)	(254)
Payments of debt issuance costs	—	(308)	—
Repurchases of common stock including commissions	(14,448)	(1,875)	—
Proceeds from exercise of standby warrants	—	—	12,085
Proceeds from exercise of stock options	—	280	116

Net cash used in financing activities	(14,692)	(2,187)	(22,768)

Effect of exchange rate changes on cash and cash equivalents	698	(856)	(130)

Net increase (decrease) in cash and cash equivalents	(364)	4,525	(10,065)
Cash and cash equivalents, beginning of period	20,445	15,920	25,985

Cash and cash equivalents, end of period	$20,081	$20,445	$15,920

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing and also provided value-added assembly services until the sale of that business on September 29, 2006. The Company specializes in engineering and fabricating complex multi-layer printed circuit boards on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held printed circuit board manufacturer in North Jackson, Ohio. Revenues and costs of Sovereign since October 23, 2006 are included in the Company’s consolidated financial statements (see Note 3).

On September 29, 2006, the Company completed the sale of its assembly business to VMS LLC (“VMS”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (“EITF 03-13”), the operations and cash flows of the disposed assembly business have not been presented as a discontinued operation because of expected significant continuing direct cash flows pursuant to a supply agreement with VMS for the sale of DDi printed circuit boards to be used in VMS’s assembly business. As a result, revenues and costs of the assembly business up to and including September 29, 2006 were included in the consolidated financial statements.

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

Fair Value of Financial Instruments

The fair value of financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt approximate book value as of December 31, 2008 and 2007.

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the Company’s warranty reserves are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Beginning balance	$750	$592	$527
Warranties issued during the period	4,274	3,518	3,215
Warranty expenditures	(4,219)	(3,360)	(3,150)

Ending Balance	$805	$750	$592

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains relationships with its customers which allows the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2008, 2007 and 2006, no individual customer accounted for 10% or more of the Company’s net sales. At December 31, 2008, one customer accounted for 12.1% of the Company’s total accounts receivable. At December 31, 2007, one customer accounted for 15% of the Company’s total accounts receivable.

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Debt Discounts

The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 7). These costs are capitalized and amortized over the term of the related indebtedness using the effective interest method or, if not materially different, the straight-line method.

Goodwill and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

The Company accounts for long-lived assets, including intangible assets subject to amortization, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the PCB industry, are present. Reviews are performed to determine whether carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Basic and Diluted Earnings Per Share

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to report both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

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

The following summarizes revenues by customer location (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales:
North America(1)	$174,776	$165,732	$183,444
Asia	13,822	13,563	12,415
Other	2,244	1,759	2,256

Total	$190,842	$181,054	$198,115

(1)	Sales to the United States of America represent the majority of sales to North America.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such, is not impacted by the issuance of FSP 157-3.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on the Company’s accounting for business combinations completed after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB approved the issuance of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company’s accounting for business combinations completed after January 1, 2009. In addition, subsequent to adoption of SFAS 141R, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for tax years prior to the Company’s emergency from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of additional-paid-in-capital.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. As such, the adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued Staff Position Nos. 157-1 and 157-2. Staff Position No. 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while Staff Position No. 157-2 delays for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on the Company’s consolidated financial statements. The Company is still assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position, results of operations and cash flows. See Note 16 for additional fair value disclosures.

3. ACQUISITION OF SOVEREIGN CIRCUITS

On October 23, 2006, the Company acquired Sovereign, a privately held PCB manufacturer. As consideration, the Company paid $5.2 million in cash and issued 1,201,964 shares of the Company’s common stock. The Company also assumed Sovereign’s debt of approximately $2.3 million and paid acquisition related costs of approximately $400,000.

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

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Sovereign acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets.

For Year Ended December 31, 2006
(in thousands, except per share)
Pro forma net sales	$213,365
Pro forma net loss	(23,345)
Pro forma net loss per share — basic and diluted	$(1.13)
Pro forma weighted-averaged shares	20,598

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

The amounts presented in continuing operations after the disposal transaction include a continuation of revenues and expenses that had been intercompany transactions which were eliminated in consolidated financial statements issued for periods prior to the closing of the transaction. These intercompany sales transactions totaled approximately $2.8 million for the year ended December 31, 2006.

5. DETAIL OF CERTAIN ASSET ACCOUNTS

Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2008	2007
Accounts receivable	$27,082	$28,098
Less: Allowance for doubtful accounts	(1,578)	(1,687)

	$25,504	$26,411

Inventories consist of the following (in thousands):

	As of December 31,
	2008	2007
Raw materials	$6,144	$7,063
Work-in-process	4,513	3,484
Finished goods	3,111	3,149

	$13,768	$13,696

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2008	2007
Land	$68	$68
Buildings and leasehold improvements	14,954	14,165
Machinery and equipment	45,292	40,545
Office furniture and equipment	7,921	7,091
Vehicles	85	74
Deposits on equipment	3,021	1,674

	71,341	63,617
Less: Accumulated depreciation	(43,493)	(35,114)

	$27,848	$28,503

6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	For Year Ended December 31,
	2008	2007	2006
Beginning balance	$39,006	$39,229	$41,845
Adjustments related to pre-fresh-start accounting tax contingencies and valuation allowances	(108)	(223)	(1,808)
Allocation to assembly business included in loss on disposal	—	—	(3,094)
Goodwill resulting from Sovereign acquisition	—	—	2,286
Impairment charges	(38,898)	—	—

Ending balance	$—	$39,006	$39,229

As part of fresh-start accounting, an allocation of the reorganization value in connection with our emergence from bankruptcy in 2003 resulted in goodwill of $99.8 million. Prior to the adoption of SFAS 141R, under the fresh-start accounting rules, the reductions of U.S. tax valuation allowances related to net deferred tax assets that were in existence as of applying fresh-start accounting have been recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes.

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

Annual Goodwill Impairment Test

The Company assesses potential impairment on an annual basis on the last day of the year using a two step method. The Company operates in one operating segment and has one reporting unit, and therefore, it tests goodwill for impairment at the consolidated level against the fair value of the Company. The Company performed the first step of its impairment test by comparing its market capitalization to its carrying value, including goodwill. Due to a decline in the Company’s stock price and market capitalization during the fourth quarter of 2008 caused by adverse equity market conditions and the general economic environment, the analysis indicated that the Company’s book value was in excess of its fair value. As a result, the Company then performed the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the fair value of the Company to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The Company determined that its goodwill was fully impaired and recorded a non-cash goodwill impairment charge to write off the entire carrying value of its goodwill of $38.9 million. The impairment charge had no impact on the Company’s tangible net book value, liquidity or availability under its asset-based credit facility (as amended, the “Credit Facility”).

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007 and 2006, the Company performed its annual impairment test on goodwill and determined that because the fair value of the Company, using its market capitalization as the basis, exceeded its carrying value, no goodwill impairment was indicated at that time.

Intangible Assets

As part of fresh-start accounting, an allocation of the reorganization value in 2003 resulted in identified intangible assets of $23.0 million related to customer relationships. The intangible assets were amortized over their estimated useful life of five years and were fully amortized as of November 2008. The Company further acquired $3.8 million of customer relationships intangible assets in connection with the acquisition of Sovereign which are also being amortized over their estimated useful life of five years. Amortization related to customer relationships for the years ended December 31, 2008, 2007, and 2006 was $5.0 million, $5.4 million, and $4.7 million, respectively.

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company are its customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, as of December 31, 2008, the Company tested its long-lived assets for impairment and determined that there was no impairment.

Identifiable intangible assets consist of the following (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Customer relationships	$26,790	$(24,656)	$2,134	$26,790	$(19,681)	$7,109

	$26,790	$(24,656)	$2,134	$26,790	$(19,681)	$7,109

Estimated amortization expense for the remaining amortizable lives of the assets is as follows (in thousands):

Year Ending December 31,
2009	760
2010	760
2011	614

Total	$2,134

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving credit facility and long-term debt obligations consisted of the following (in thousands):

	As of December 31,
	2008	2007
Revolving credit facility	$—	$—
Note payable	1,516	1,760

Sub-total	1,516	1,760
Less: current maturities of note payable	244	244

Total long-term debt	$1,272	$1,516

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility

In March 2007, the Company amended the Credit Facility to extend the maturity date to March 2010 and changed the maximum revolving credit line to $25.0 million. Availability under the Credit Facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at December 31, 2008). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through December 31, 2008, Liquidity has been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of December 31, 2008, the Company was in compliance with all required covenants.

The Company incurred debt issuance costs of approximately $300,000 in connection with amending the Credit Facility. These costs are amortized to interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the years ended December 31, 2008 and 2007, approximately $103,000 and $70,000 was amortized, respectively.

The Company incurred debt issuance costs of $2.2 million in 2004 in connection with obtaining the Credit Facility. These costs were amortized to interest expense using the straight-line method (which approximates the effective interest method) over the facility period. For the year ended December 31, 2006, approximately $700,000 was amortized and the remaining balance of $179,000 was amortized in the first quarter of 2007.

The available borrowing capacity under the Credit Facility was approximately $15.9 million as of December 31, 2008 and no amounts were outstanding.

Long-Term Debt

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At December 31, 2008, the effective interest rate of the term loan was 2.93% and the principle balance was $1.5 million.

Maturities of long-term debt for the next five years are as follows (in thousands).

2009	244
2010	244
2011	244
2012	244
2013	244
Thereafter	296

Total	1,516

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DETAIL OF CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007
Accrued salaries and related benefits	$5,568	$5,487
Current portion of deferred lease liability	640	629
Accrued warranty expense	805	750
Other accrued expenses	1,763	1,728

	$8,776	$8,594

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007
Long-term portion of deferred lease liability	$767	$1,354
Income taxes payable	1,046	1,279
Other long-term liabilities	300	300

	$2,113	$2,933

Deferred Lease Liability

This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized as a reduction of rent expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $1.3 million and $2.0 million of the deferred liability remained to be amortized at December 31, 2008 and 2007, respectively. Amortization for the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $1.3 million and $1.3 million, respectively.

9. SERIES A MANDATORILY REDEEMABLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value per share. A Certificate of Designation was filed with the Secretary of State of Delaware designating 1,000,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock was issued in 2003 to the Company’s former Convertible Subordinated Note holders. The Series A Preferred Stock had an annual dividend of 15% and an aggregate liquidation preference of $15 million with a mandatory redemption date of January 31, 2009. The dividends or liquidation payments on the Series A Preferred Stock were only payable to the extent there is value, as defined, in DDi Europe, beyond what is owed on the DDi Europe Facility Agreement. In 2003, the Company recorded a liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, related to the Series A Preferred Stock at its estimated fair value of $2.0 million. This estimated fair value was based upon a valuation analysis performed by management. The Company had been accreting the Series A Preferred Stock to the amount expected to be paid at maturity using the effective interest method until DDi Europe was placed into administration when an impairment of the valuation of the Series A Preferred Stock occurred. The Company wrote down the Series A Preferred Stock to its estimated fair market value of zero as of December 31, 2004, and reversed in full the related estimated liability for dividends accrued but unpaid through December 31, 2004. As the result, the Company, in the fourth quarter of 2004, reduced its loss from discontinued operations by approximately $5.4 million.

The Certificate of Designation provided that if all the assets of DDi Europe are sold to another person (other than DDi Corp. and/or its subsidiaries) or all the shares of capital stock of DDi Europe help by DDi Corp. are sold to another person (other than DDi corp. and/or its subsidiaries) and the result following such event is that all of the DDi Europe Value is extinguished, then all the rights of each holder of Series A Preferred would cease and such shares of Series A Preferred shall terminate and no longer be deemed to be issued and outstanding. In the fourth quarter of 2008, the Company made the determination that, as a result of the conclusion of the administration of DDi Europe, all of the DDi Europe Value had been extinguished. Accordingly, effective December 31, 2008, all outstanding shares of the Series A Preferred Stock were cancelled and retired pursuant to the terms of the Series A Certificate of Designation.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2004, the Company completed a private placement of 147,679 shares of Series B-1 Preferred Stock and 1,139,238 shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) to certain institutional investors at a price of $47.40 per share for an aggregate sales price of $61.0 million before issuance cost of $3.5 million. The Company amortized the $3.5 million of issuance costs into additional paid-in capital using the effective interest rate method based on the Series B Preferred Stock holders’ initial redemption option to require the Company to redeem shares in three equal installments in 18 months, 24 months and 30 months from issuance. The issuance costs were fully amortized as of September 30, 2006. Amortization of these issuance costs was $414,000 for the year ended December 31, 2006.

Beneficial Conversion Feature

As a result of the commencement of a rights offering in August 2005, the related issuance of warrants to the standby purchasers in September 2005 and the reverse stock split in February 2006, the anti-dilution provision of the Series B Preferred Stock was triggered to provide an adjustment to the conversion formula. Accordingly, each share of Series B Preferred Stock became convertible into 2.3512 shares of common stock at a conversion price of $20.16 per share. The additional shares issuable upon conversion as a result of the anti-dilution adjustment were treated as a beneficial conversion feature to the holders of the Series B Preferred Stock. This beneficial conversion feature was recorded as a reduction to the carrying value of the Series B Preferred Stock and an increase to additional paid-in-capital of $20.3 million and was accreted to the Series B Preferred Stock carrying value as a reduction of earnings applicable to common stockholders. Accretion of the beneficial conversion feature for the year ended December 31, 2006 was $4.3 million.

Redemption and Conversion

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

Dividends

The Series B Preferred Stock paid dividends at the rate of 6% per annum, payable quarterly commencing March 31, 2005. The following table sets forth all dividend payments made on the Company’s Series B Preferred Stock before it was fully redeemed in late 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Dividends paid in cash	$—	$—	$919

Total dividends	$—	$—	$919

11. STOCKHOLDERS’ EQUITY

Repurchase Program

In August 2007, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program of up to 1,100,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. Subsequent to its initial authorization, the Board increased the number of shares authorized to be

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchased in February, May and August 2008, by 400,000, 500,000 and 1,000,000 shares, respectively, bringing the total number of shares authorized to 3,000,000 shares. The Company repurchased 2,642,533 shares during the year ended December 31, 2008 at an average price per share of $5.45 excluding commissions. As of December 31, 2008, the Company had repurchased a total of 2,946,986 shares since the inception of the program in August 2007.

In February 2009, the Company’s Board of Directors amended the Company’s stock repurchase program to increase the amount of shares of its common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, including obtaining the consent of the lender for the Company’s Credit Facility. If the Company is unable to obtain the lender’s consent, it would be restricted from repurchasing the additional $10 million worth of shares recently authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

12. STOCK-BASED COMPENSATION

Stock Options

In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 3,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 may be made in a form other than stock options and stock appreciation rights. Options granted under the 2005 Plan vest annually over three years from the date of grant in equal installments and have a contractual term of 10 years.

In 2003, the Company adopted the DDi Corp. 2003 Management Equity Incentive Plan (the “2003 Plan”). Stock options granted under the 2003 Plan vest in equal installments, with one-third vesting immediately upon grant, one-third after 18 months and one-third after 36 months. The Company no longer grants options under the 2003 Plan.

In 2003, the Company also adopted the DDi Corp. 2003 Directors Equity Incentive plan (the “2003 Directors Plan”) for non-employee directors of the Company. Stock options granted under the 2003 Directors Plan vest 40% immediately upon approval of grant by stockholders and 20% each year thereafter on December 19 from 2004 through 2006. The Company no longer grants options under the 2003 Directors Plan.

The following table summarizes the Company’s stock option activity under all the plans for the year ended December 31, 2008:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2007	2,246	$8.55	8.1	$27
Granted	38	4.55
Exercised	—	—
Forfeited	(123)	7.80

Balance as of December 31, 2008	2,161	$8.52	7.4	$10

Options exercisable as of December 31, 2008	1,451	$9.34	7.1	$10

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at December 31, 2008. The Company had outstanding at December 31, 2008 options to purchase an aggregate of 3,208 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of approximately $10,000. During the years ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $109,000 and $296,000, respectively, determined as of the date of exercise. No options were exercised during the year ended December 31, 2008.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by SFAS 123R, the Company made an estimate of expected forfeitures and recognized compensation costs in 2008 for those equity awards expected to vest. At December 31, 2008, the total compensation cost related to non-vested stock options not yet recognized was $1.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Determining Stock Option Fair Value

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

Expected Stock Price Volatility — Beginning January 1, 2006, and until December 31, 2007, pursuant to SEC Staff Accounting Bulletin No. 107, Share-Based Payment, the Company determined that the most appropriate indicators of its expected future stock volatility were its own historical volatility, combined with the historical volatility of its two most closely related competitors during the period immediately preceding the Company’s emergence from Chapter 11 bankruptcy in 2003. Beginning January 1, 2008, the Company determined that its own historical volatility alone was the most appropriate indicator of its expected future stock volatility as four full years of stock trading data was then available.

Expected Dividend Yield — The Company does not pay dividends on its common stock, and management does not have any plan in the foreseeable future to do so.

Risk-Free Interest Rate — The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term as a risk-free interest rate.

Fair Value — The fair value of the Company’s stock options granted to employees for the years ended December 31, 2008, 2007 and 2006 were estimated using the following weighted average assumptions:

	For Year Ended December 31,
	2008	2007	2006
Expected term (years)	4	4	4
Expected stock price volatility	47.7%	53.9%	71.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.5%	4.1%	5.0%
Weighted-average fair value per share	$1.81	$2.95	$4.43

Restricted Stock

In October 2008 and December 2007, the Company granted 395,000 and 122,500 restricted stock awards, respectively, under the 2005 Plan which vest annually over three years from the date of grant in equal annual installments. The Company calculated compensation expense on these shares using the fair market value of its common stock of $3.84 and $5.80, respectively, on the grant date. At December 31, 2008, the total compensation cost related to non-vested restricted stock awards not yet recognized was $1.8 million net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Non-vested Shares Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	123	$5.80
Granted	395	3.84
Vested	(38)	5.80
Forfeited	(8)	5.80

Non-vested at December 31, 2008	472	$4.16

Stock Compensation Expense

The following table sets forth compensation cost related to stock-based compensation (in thousands):

	For Year Ended December 31,
	2008	2007	2006
Non-cash compensation expense:
Cost of goods sold	$528	$374	$428
Sales and marketing expenses	298	120	58
General and administrative expenses	1,825	1,808	1,061

Total non-cash compensation expense	$2,651	$2,302	$1,547

Deferred compensation:
Elimination of deferred compensation under SFAS 123R	$—	$—	$(349)

Total deferred compensation	$—	$—	$(349)

13. RESTRUCTURING AND OTHER RELATED CHARGES

In May 2005, the Board of Directors of the Company approved plans to close the Company’s Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of the Company’s North American PCB plants. The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The Company incurred the following types of restructuring costs in connection with the closure of the facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. As of December 31, 2008, the Company had incurred a total of $6.7 million in charges relating to the closure. During 2008, the Company incurred approximately $295,000 in ongoing fees and expenses related to litigation with the landlord of one of the buildings, but does not anticipate any additional charges as this litigation was ruled upon in July 2008 and an award of $52,000 paid to the plaintiff in January 2009 (see Note 17).

14. INCOME TAX MATTERS

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(36,353)	$(572)	$(10,052)
Foreign	4,616	2,245	4,647

	$(31,737)	$1,673	$(5,405)

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$172	$156	$—
State	545	243	380
Foreign	1,010	702	1,402

	1,727	1,101	1,782
Deferred:
Foreign	(25)	(116)	46

Provision for income taxes from continuing operations	$1,702	$985	$1,828

Deferred income tax assets and liabilities from continuing operations consist of the following (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$45,545	$51,469
Tax credits	6,061	4,540
Accrued liabilities	1,264	1,365
Capitalized research and development costs	5,962	4,859
Property, plant and equipment	3,660	1,968
Other	3,470	1,505

	65,962	65,706

Deferred tax liabilities:
Intangible assets	(280)	(2,055)

Valuation allowance	(65,436)	(63,290)

Net deferred tax assets from continuing operations	$246	$361

Deferred tax assets and liabilities are based on management’s best estimate of the ultimate settlement that will be accepted by tax authorities. Management will continually evaluate these matters.

Based upon the substantial net operating loss carryovers and current economic conditions that could impact future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2008 may not be realized. Consequently, the Company established a valuation allowance for the majority of its deferred tax assets, with the exception of deferred tax assets related to Canada, where the Company has operating income. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of taxable income that demonstrates its ability to utilize the assets and the economy stabilizes. The change in the valuation allowance from the prior year is primarily due to current year utilization of net operating losses and timing differences.

The income tax provision from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate to the loss from continuing operations before income taxes as below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Computed “expected” tax expense (benefit) from continuing operations	$(11,108)	$586	$(1,892)
Increase (decrease) in income taxes resulting from:
State tax	545	243	380
Goodwill adjustments and impairment	13,047	—	1,083
Foreign tax differential	13	382	641

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
Research and development credits	(1,203)	(915)	(1,119)
Increase in valuation allowance	501	683	2,787
Other	(93)	6	(52)

Provision for income taxes from continuing operations	$1,702	$985	$1,828

At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $122 million and $50 million, respectively. The federal and state NOLs begin expiring in 2022 and 2012, respectively.

At December 31, 2008, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $1.7 million and $3.9 million, respectively. The federal R&E credits begin to expire in 2026 and the state R&E credits carryover indefinitely. In addition, the Company has an AMT tax credit of approximately $470,000, which carries forward indefinitely.

Pursuant to section 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attribute carryovers may be subject to limitations if certain ownership changes (as defined) occur. During 2005 and 2006, the Company had two ownership changes; as such there are two overlapping annual U.S. federal and state limitations on the amount of the NOL and other tax attribute carryforwards incurred prior to the ownership change dates which can be utilized in subsequent years. The 2006 ownership change annual U.S. federal and state limitation is approximately $11.6 million and $6.6 million, respectively, for the first five years after ownership change and thereafter $6.8 million and $3.9 million, respectively. The 2005 ownership change annual U.S. federal and state limitation is approximately $8.7 million and $4.7 million, respectively, for the first five years after the ownership change and thereafter $5.8 million and $3.1 million, respectively. The amount of federal NOLs and credits subject to the 2005 annual limitation are $108 million and nil, respectively. The amount of the state NOLs and credits subject to the 2005 annual limitation are $38 million and $2.7 million, respectively. The amount of federal and state credits subject to 2006 annual limitations are approximately $600,000 and $3.1 million, respectively. The 2006 annual limitations will be used to calculate NOL and other tax attributes available for utilization in the subsequent years, however in future years the amount available for utilization may be limited by the cumulative amount available under the 2005 ownership change annual limits.

The Company is currently assessing whether an ownership change occurred in 2008. If an ownership change did occur, then the limitations on NOLs and other tax attribute carryovers could be significantly lower than past ownership changes, depending on the ownership change date.

A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of our Canadian subsidiary. DDi management does not currently have plans to repatriate additional Canadian earnings. U.S. income taxes have not been provided on approximately $5.2 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

The Company is periodically under examination by various taxing authorities. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FIN 48.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at beginning of year	$1,398	$1,464
Settlements	(121)	(274)
Increases in balances related to tax positions taken in prior periods	—	194
Decreases in balances related to tax positions taken during prior periods	(259)	(63)
Increases in balances related to tax positions taken during current period	—	—
Currency fluctuations	(97)	77

Balance at end of year	$921	$1,398

As of December 31, 2008, the Company’s total unrecognized tax benefit was $921,000. If recognized in future periods, there would be a favorable effect of $921,000 to the effective tax rate. Management anticipates a decrease in the tax contingency reserve in the next twelve months due to statute expirations of approximately $285,000.

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at December 31, 2008 and 2007, were $418,000 and $455,000, respectively. The amount of interest and penalties accrued in 2008 was $124,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2004 with the final results of the examination included in preparation of the 2008 consolidated financial statements. State jurisdictions that remain subject to examination range from 2002 to 2008.

15. NET INCOME (LOSS) PER SHARE

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

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Weighted-average shares of common stock outstanding — basic	20,961	22,551	19,623
Weighted common stock equivalents	—	43	—

Weighted-average shares of common stock and common stock equivalents outstanding — diluted	20,961	22,594	19,623

Income (loss)	$(33,439)	$688	$(7,233)
Less: Series B Preferred Stock dividends, accretion and redemption charges	—	—	16,419

Net income (loss) applicable to common stockholders	$(33,439)	$688	$(23,652)

Net income (loss) per share applicable to common stockholders — basic and diluted	$(1.60)	$0.03	$(1.21)

As a result of the net loss incurred during the year ended December 31, 2008, common shares issuable upon exercise of outstanding stock options and restricted stock of 2,632,373 were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive.

For the year ended December 31, 2007, common shares issuable upon exercise of outstanding stock options and restricted stock of 2,325,311 were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the net loss incurred during the year ended December 31, 2006, common shares issuable upon exercise of outstanding stock options of 1,861,706 were excluded from the diluted net loss per common share calculation as their impact would have been anti-dilutive.

16. FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2008, the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis were comprised solely of money market deposits. The Company invests excess cash from its cash depository accounts in highly liquid money market accounts and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $16.3 million as of December 31, 2008 and was based on quoted prices in active markets for identical assets.

17. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Environmental matters

The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who arranges for the disposal of such wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters.

Operating leases

The Company has entered into various operating leases principally for manufacturing facilities, office space, and equipment that expire at various dates through 2013. Future annual minimum lease payments under all non-cancelable operating leases with initial terms of one year or more, including a five-year extension of the lease of our Virginia facility signed in December 2008, consist of the following at December 31, 2008 (in thousands):

Year Ending December 31,
2009	$4,127
2010	3,288
2011	2,669
2012	997
2013	978

Total	$12,059

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $3.4 million, $3.6 million, and $3.5 million, respectively.

Litigation

On May 2, 2006, SMDI Company filed a lawsuit against the Company’s Laminate Technology Corp. subsidiary in Arizona Superior Court for Maricopa County (Case No. CV2006-006541). SMDI Company was the landlord for two buildings that constituted a portion of the Company’s now-closed Arizona facility. The complaint alleged that the Company breached the leases for the two buildings by failing to adequately maintain the buildings, failing to pay rent timely and causing environmental damage to the property. On September 28, 2006, the Company filed an answer and a counterclaim against the plaintiffs for breach of the implied covenant good faith and fair dealing. A bench trial was held in this case in the first quarter of 2008. On July 1, 2008, the Court issued a ruling awarding the plaintiffs a total of $52,000 in damages, plus interest. In December 2008, the Court denied the Company’s motion for reconsideration. The Company paid the plaintiffs the amount awarded by the Court in January 2009 and the case has been dismissed with prejudice.

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business. The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and, except as described above, the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at December 31, 2008.

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

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash payments for:
Income taxes	$1,210	$1,856	$786

Interest	$134	$207	$232

Non-cash financing and investing activities:
Repurchase of Series B Preferred Stock with common stock	$—	$—	$5,466

Acquisition of Sovereign Circuits:
Cash consideration including acquisition costs	$—	$—	$5,570
Fair value of stock consideration	—	—	8,414
Fair value of non-cash tangible assets acquired	—	—	(12,029)
Goodwill	—	—	(2,286)
Intangible assets	—	—	(3,800)
Liabilities assumed and incurred	—	—	4,739

Cash acquired	$—	$—	$608

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2008	$1,687	$301	$—	$(410)	$1,578
Year ended December 31, 2007	$1,933	$632	$—	$(878)	$1,687
Year ended December 31, 2006	$1,881	$1,199	$—	$(1,147)	$1,933
Deferred Tax Valuation Allowance:
Year ended December 31, 2008	$63,290	$1,409	$737	$—	$65,436
Year ended December 31, 2007	$61,771	$1,068	$451	$—	$63,290
Year ended December 31, 2006	$61,264	$—	$507	$—	$61,771

(1)	Includes both amounts charged to general and administrative expense (for bad debts) and as a reduction to revenue (for sales returns and discounts).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which appears on page 39 herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2009 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2008, is incorporated herein by reference.

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

The disclosure contained in Part II, Item 5 under “Equity Compensation Plan Information” is incorporated herein by reference. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm - Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

Included in Part II of this Annual Report on Form 10-K

Schedule II - Valuation and Qualifying Accounts. Schedules I, III, IV and V are not included because they are not required.

(a)3. Exhibits - Index

The exhibits listed below are hereby filed with the SEC as part of this Annual Report on Form 10-K. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		8-K		3.1	12/11/2007

10.1*	Dynamic Details Incorporated 2008 Senior Management Bonus Program		10-K	12/31/2007	10.1	2/29/2008

10.2*	Dynamic Details Incorporated 2009 Senior Management Bonus Program	X

10.3*	Independent Director Compensation Policy		10-K	12/31/2006	10.3	3/12/2007

10.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004

10.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004

10.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004

10.7*	DDi Corp. 2005 Stock Incentive Plan, as Amended		S-8		4.4	11/7/2008

10.8*	Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		10	12/27/2005

10.9*	Form of Restricted Share Award Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		99.2	12/11/2007

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.10*	Employment Agreement dated April 13, 2007 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/18/2007

10.11*	Employment Agreement dated December 7, 2006 between DDi Corp. and Michael R. Mathews		10-K	12/31/2006	10.10	3/12/2007

10.12*	Employment Agreement dated April 13, 2007 between DDi Corp. and Sally L. Goff		8-K		99.2	4/18/2007

10.13*	Employment Letter dated December 13, 2006 between DDi Corp. and Gerald Barnes		10-K	12/31/2006	10.12	3/12/2007

10.14	Real Property Master Lease Agreement dated January 1, 1996 between James I. Swenson and Susan G. Swenson, as Trustees of the Swenson Family Trust, and Details, Inc.		S-4		10.4	11/26/1997

10.15	Amendment to Real Property Master Lease Agreement dated January 1, 1997 between James I. Swenson and Susan G. Swenson, as trustees of the Swenson Family Trust and Details, Inc.		10-K	12/31/2000	10.38	3/31/2001

10.16	Amendment to Real Property Master Lease Agreement		8-K		10.3	11/29/2005

10.17	Lease Agreement dated July 22, 1991 between Geomax and Dynamic Circuits, Inc.		10-K	12/31/1998	10.30	3/31/1999

10.18	Lease Agreement dated April 24, 2007 by and between Tarob Court Properties, LLC and Dynamic Details, Incorporated Silicon Valley.		10-Q	6/30/2007	10.1	8/8/2007

10.19	Amended and Restated Credit Agreement dated as of March 30, 2007, among Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, DDi Sales Corp., Sovereign Circuits, Inc. and Sovereign Flex Products, LLC; the other Credit Parties signatory thereto; General Electric Capital Corporation, for itself, as Lender, and as Agent for Lenders, and the other Lenders signatory thereto from time to time.		10-Q	3/30/2007	10.5	5/9/2007

10.20	Amended and Restated Security Agreement, dated as of March 30, 2007, made by Dynamic Details, Incorporated, Dynamic Details, Incorporated, Virginia, Dynamic Details Incorporated, Silicon Valley, Sovereign Circuits, Inc., Sovereign Flex Products, LLC, Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, DDi Sales Corp., Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., and Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.6	5/9/2007

10.21	Amended and Restated Guaranty dated as of March 30, 2007, made by DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., Laminate Technology Corp., Dynamic Details Incorporated, Colorado Springs, Dynamic Details Texas, LLC, DDi-Texas Intermediate Partners II, L.L.C., DDi-Texas Intermediate Holdings II, L.L.C., Dynamic Details, L.P., in favor of General Electric Capital Corporation, as agent for the lenders from time to time party to the Credit Agreement.		10-Q	3/30/2007	10.7	5/9/2007

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24	Credit Agreement dated as of June 30, 2004 among Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., as Borrowers, the Other Credit Parties Signatory Thereto, as Credit Parties, the Lenders Signatory Thereto from Time to Time, as Lenders, and GE Canada Finance Holding Company, as Agent and Lender		10-Q	6/30/2004	10.1	8/16/2004

10.25	Amendment No. 3 to Credit Agreement, by and among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company		10-K	12/31/2007	10.25	2/29/2008

10.26	Amendment No. 4 to Credit Agreement dated as of March 30, 2007 among Dynamic Details, Incorporated, Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp., the other Credit Parties signatory thereto and GE Canada Finance Holding Company.		10-Q	3/30/2007	10.10	5/9/2007

10.27	Guaranty, dated as of June 30, 2004, made by DDi Corp., a Delaware corporation, DDi Intermediate Holdings Corp., a California corporation, DDi Capital Corp., a California corporation, Dynamic Details, Incorporated, a California corporation, Dynamic Details Incorporated, Virginia, a Delaware corporation, Dynamic Details Incorporated, Silicon Valley, a Delaware corporation, Laminate Technology Corp., a Delaware corporation, Dynamic Details Incorporated, Colorado Springs, a Colorado corporation, DDi Sales Corp., a Delaware corporation, Dynamic Details Texas, LLC, a Delaware limited liability company, DDi-Texas Intermediate Partners II, L.L.C., a Delaware limited liability company, DDi-Texas Intermediate Holdings II, L.L.C., a Delaware limited liability company, and Dynamic Details, L.P., a Delaware limited partnership, in favor of GE Canada Finance Holding Company, a Nova Scotia unlimited liability company		10-Q	6/30/2004	10.2	8/16/2004

10.28	Intercreditor Agreement dated as of June 30, 2004, between GE Capital Finance Holding Company, a Nova Scotia unlimited liability company, and General Electric Capital Corporation, a New York corporation		10-Q	6/30/2004	10.3	8/16/2004

10.29	Security Agreement dated as of June 30, 2004, made by Dynamic Details Canada, Corp., and DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.6	8/16/2004

10.30	Pledge Agreement dated as of June 30, 2004, made by Dynamic Details, Incorporated, DDi Canada Acquisition Corp. in favor of GE Canada Finance Holding Company		10-Q	6/30/2004	10.7	8/16/2004

10.31	Open End Mortgage dated May 10, 2006 between Sovereign Circuits, Inc. and Key Bank National Association		10-K	12/31/2006	10.12	3/12/2007

10.32	Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.2	8/8/2007

10.33	Amendment to Open-End Mortgage dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.3	8/8/2007

10.34	Promissory Note dated March 30, 2007.		10-Q	6/30/2007	10.4	8/8/2007

10.35	Business Loan Agreement dated March 30, 2007 between Sovereign Circuits, Inc. and Key Bank, National Association.		10-Q	6/30/2007	10.5	8/8/2007

21.1	Subsidiaries of DDi Corp.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules.

The required financial statement schedule, Schedule II — Valuation and Qualifying Accounts, is set forth under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and is hereby incorporated by reference in this Item 15 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 6th day of March, 2009.

DDi CORP.

By:	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

/s/ SALLY L. EDWARDS
Sally L. Edwards
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIKEL H. WILLIAMS Mikel H. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ SALLY L. EDWARDS Sally L. Edwards	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ ROBERT J. AMMAN Robert J. Amman	Director	March 6, 2009

/s/ JAY B. HUNT Jay B. Hunt	Director	March 6, 2009

/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 6, 2009

/s/ BRYANT RILEY Bryant Riley	Director	March 6, 2009

/s/ STEVEN C. SCHLEPP Steven C. Schlepp	Director	March 6, 2009

/s/ CARL R. VERTUCA, JR. Carl R. Vertuca, Jr.	Director	March 6, 2009