Form 10-Q
period 2009-03-31
DDI CORP
filed 2009-04-30
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☑

As of April 30, 2009, DDi Corp. had 19,791,594 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

Form 10-Q for the Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,935	$20,081
Accounts receivable, net	25,525	25,504
Inventories	13,742	13,768
Prepaid expenses and other current assets	715	620

Total current assets	58,917	59,973
Property, plant and equipment, net	27,011	27,848
Intangible assets, net	1,944	2,134
Other assets	704	825

Total assets	$88,576	$90,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	10,763	11,635
Accrued expenses and other current liabilities	7,809	8,776
Income taxes payable	413	1,636

Total current liabilities	19,229	22,291
Long-term debt	1,211	1,272
Other long-term liabilities	1,999	2,113

Total liabilities	22,439	25,676

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,738 shares issued and 19,791 shares outstanding at March 31, 2009 and December 31, 2008	23	23
Additional paid-in-capital	246,209	245,589
Treasury stock, at cost — 2,947 shares held in treasury at March 31, 2009 and December 31, 2008	(16,323)	(16,323)
Accumulated other comprehensive loss	(454)	(354)
Accumulated deficit	(163,318)	(163,831)

Total stockholders’ equity	66,137	65,104

Total liabilities and stockholders’ equity	$88,576	$90,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$39,275	$47,352
Cost of goods sold	32,015	37,609

Gross profit	7,260	9,743
Operating expenses:
Sales and marketing	2,905	3,276
General and administrative	3,424	3,838
Amortization of intangible assets	190	1,339
Restructuring and other related charges	—	185

Operating income	741	1,105
Interest expense	198	195
Interest income	(56)	(156)
Other income, net	(45)	(87)

Income before income tax expense	644	1,153
Income tax expense	131	435

Net income	$513	$718

Net income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted-average shares used in per share computations:
Basic	19,715	21,988
Diluted	19,740	21,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$513	$718
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,066	2,736
Amortization of intangible assets	190	1,339
Amortization of debt issuance costs and discount	26	25
Non-cash compensation	620	650
Other	19	38
Changes in operating assets and liabilities:
Accounts receivable	(125)	(4,091)
Inventories	(26)	(2,309)
Prepaid expenses and other assets	(7)	(224)
Accounts payable	(832)	4,717
Accrued expenses and other liabilities	(1,072)	1,182
Income tax payable	(1,210)	151

Net cash provided by operating activities	162	4,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,284)	(2,763)

Net cash used in investing activities	(1,284)	(2,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(61)	(61)
Repurchases of common stock including commissions	—	(5,032)

Net cash used in financing activities	(61)	(5,093)

Effect of exchange rate changes on cash and cash equivalents	37	226

Net decrease in cash and cash equivalents	(1,146)	(2,698)
Cash and cash equivalents, beginning of period	20,081	20,445

Cash and cash equivalents, end of period	$18,935	$17,747

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008, and such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended March 31, 2009 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2008.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. The Company operates primarily in one geographical area, North America.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$6,122	$6,144
Work-in-process	4,379	4,513
Finished goods	3,241	3,111

Total	$13,742	$13,768

NOTE 3. REVOLVING CREDIT FACILITY

Availability under the Company’s $25 million revolving credit facility (the “Credit Facility”) with General Electric Capital Corporation is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at March 31, 2009). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through March 31, 2009, Liquidity has been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of March 31, 2009, the Company was in compliance with all required covenants.

The available borrowing capacity under the Credit Facility was approximately $16.0 million as of March 31, 2009 and no amounts were outstanding.

NOTE 4. LONG-TERM DEBT

In April 2007, the Company consolidated two outstanding term loans assumed in the acquisition of its Ohio facility with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by the Ohio facility’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets other than the real property. At March 31, 2009 and December 31, 2008, the effective interest rate of the term loan was 2.0% and 2.93%, respectively, and the principle balance was $1.5 million.

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

	Three Months Ended March 31,
	2009	2008
Beginning balance	$805	$750
Warranties issued during the period	1,127	782
Warranty expenditures	(1,142)	(786)

Ending balance	$790	$746

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company had $914,000 and $921,000 of total gross unrecognized tax benefits at March 31, 2009 and December 31, 2008, respectively. If recognized in future periods there would be a favorable affect of $921,000 to the effective tax rate. The Company anticipates a decrease of approximately $600,000 in the tax contingency reserve during the remainder of 2009. This anticipated decrease has two components: (i) approximately $285,000 due to statute expirations; and (ii) approximately $315,000 associated with settlements.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2004 with 2005 through 2007 currently under examination by the Canadian Revenue Agency. State jurisdictions that remain subject to examination range from 2002 to 2008.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

There were no grants of stock option awards during the three months ended March 31, 2009. As of this date, the total compensation cost related to non-vested stock options not yet recognized was $1.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.1 years.

Restricted Stock

There were no grants of restricted stock during the three months ended March 31, 2009. As of this date, the total compensation cost related to non-vested restricted stock awards not yet recognized was $1.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.4 years.

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended March 31,
	2009	2008
Non-cash compensation expense:
Cost of goods sold	$139	$128
Sales and marketing expenses	88	70
General and administrative expenses	393	452

Total non-cash compensation expense	$620	$650

NOTE 8. STOCK REPURCHASE PROGRAM

The Company’s Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, including obtaining the consent of the lender for the Company’s Credit Facility. If the Company is unable to obtain the lender’s consent, it would be restricted from repurchasing the additional $10 million worth of shares authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the quarter ended March 31, 2009 and, as of this date, the Company had repurchased a total of 2,946,986 shares since the inception of the program.

NOTE 9. SEGMENT REPORTING

Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales:
North America (1)	$36,400	$43,706
Asia	2,074	3,256
Other	801	390

Total	$39,275	$47,352

(1)	The majority of sales in North America are to customers located in the United States.

NOTE 10. NET INCOME PER SHARE

Effective January 1, 2009, the Company adopted FASB Staff Position 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings Per Share. The Company’s adoption of FSP EITF 03-6-1 had no material impact on its consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Weighted-average shares of common stock outstanding – basic	19,715	21,988
Weighted-average common stock equivalents	25	5

Weighted-average shares of common stock outstanding – diluted	19,740	21,993

Net income	$513	$718

Net income per share – basic and diluted	$0.03	$0.03

For the three months ended March 31, 2009 and 2008, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,573,924 and 2,363,094, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

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

	Three Months Ended March 31,
	2009	2008
Net income	$513	$718
Other comprehensive income:
Foreign currency translation adjustments	(100)	(71)

Comprehensive income	$413	$647

NOTE 12. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provision of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for applying fair value measurements to assets and liabilities reported in the financial statements at fair value on a recurring basis. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2009, the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis were comprised solely of money market deposits. The Company invests excess cash from its cash depository accounts in highly liquid money market accounts and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $16.1 million and $16.3 million as of March 31, 2009 and December 31, 2008, respectively, and was based on quoted prices in active markets for identical assets.

Effective January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three months ended March 31, 2009, and the Company does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

In addition to the above, the Company is involved from time to time in other litigation concerning claims arising out of the Company’s operations in the normal course of business. The Company does not believe any of the above noted legal claims or any other litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and, except as described above, the Company has not recorded any loss contingencies, as an unfavorable outcome in these matters is not probable at March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended March 31, 2009. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Our Company

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and on manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have approximately 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and military/aerospace companies. With such a broad customer base and approximately 40 to 50 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities located in the United States and Canada enable us to respond to time-critical orders and technology challenges for our customers.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. A PCB is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of PCB complexity is determined by several characteristics, including size, layer count, density, materials and functionality. High-end commercial and military/aerospace equipment manufacturers require complex PCBs fabricated with higher layer counts, greater density and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. By contrast, other PCBs, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing requirements.

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

•

Increased demand volatility in commercial end-markets. As a result of the continued downturn in the global economic environment, demand for PCBs from the commercial sector, including the communications, computing, industrial electronics, and instrumentation markets, continues to be volatile. Companies operating in these industries, including existing or potential DDi customers, are experiencing deterioration in their businesses, which in turn may cause them to delay or cancel orders from PCB manufacturers. It is still unclear when this downward trend will begin to abate but, until it does, continued demand volatility and softness in the commercial end-markets is expected.

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

Results of Operations

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Net sales	$39,275	$47,352	$(8,077)	(17.1)%
Cost of goods sold	32,015	37,609	(5,594)	(14.9)%
Gross profit	7,260	9,743	(2,483)	(25.5)%
Gross profit as a percentage of net sales	18.5%	20.6%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased $8.1 million, or 17.1%, to $39.3 million for the first quarter of 2009, from $47.4 million for the same period in 2008. The decrease in net sales was primarily due to a decrease in volume of shipments resulting from a decline in customer demand as general economic conditions have continued to deteriorate. While net sales decreased in a number of our primary markets, we experienced continued growth in the military/aerospace market, both in terms of absolute dollars and as a percentage of net sales, and it represented approximately 32% of total first quarter 2009 net sales. The overall softening in customer demand was partially offset by a modest improvement in average unit pricing related to a shift in the mix of products shipped.

Gross Profit

Gross profit for the first quarter of 2009 was $7.3 million, or 18.5% of net sales, compared to $9.7 million, or 20.6% of net sales, for the same period in 2008. The decrease in gross profit was primarily due to less efficient absorption of fixed costs on lower net sales, partially offset by decreases in material and labor costs.

Non-cash Compensation

	Three Months Ended March 31,
	2009	2008
Non-cash compensation:
Cost of goods sold	$139	$128
Sales and marketing expenses	88	70
General and administrative expenses	393	452

Total non-cash compensation	$620	$650

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

Sales and Marketing Expenses

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Sales and marketing expenses	$2,905	$3,276	$(371)	(11.3)%
Percentage of net sales	7.4%	6.9%

Sales and marketing expenses decreased on an absolute dollar basis by $371,000, or 11.3%, to $2.9 million, or 7.4 % of net sales, for the first quarter of 2009, from $3.3 million, or 6.9% of net sales, for the first quarter of 2008. The dollar decrease was primarily due to lower commissions and management incentives compensation expense. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the negative operating leverage that results from lower sales levels.

General and Administrative Expenses

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
General and administrative expenses	$3,424	$3,838	$(414)	(10.8)%
Percentage of net sales	8.7%	8.1%

General and administrative expenses decreased on an absolute dollar basis by $414,000, or 10.8%, to $3.4 million, or 8.7% of net sales, for the first quarter of 2009, from $3.8 million, or 8.1% of net sales, for the first quarter of 2008. The dollar decrease was primarily due to reductions in several cost categories including wages, non-cash compensation expense and management incentives compensation expense, offset somewhat by higher depreciation expense. The increase in general and administrative expenses as a percentage of net sales was primarily due to the negative operating leverage that results from lower sales levels.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 and to customer relationships identified in connection with the acquisition of our Ohio facility in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008, when the customer relationships identified in the bankruptcy became fully amortized, and thereafter $190,000 per quarter for the remaining acquisition-related customer relationships through October 2011.

Restructuring and Other Related Charges

The restructuring and other related charges in the first quarter of 2008 were the result of the fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006 but had continued expenses related to the litigation through its resolution in December 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our asset-based revolving credit facility (the “Credit Facility”), interest on our note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense was essentially flat at $198,000 for the first quarter of 2009 compared to $195,000 for the same period in 2008.

Interest Income

Interest income consists of interest earned on our cash balances and decreased by $100,000 to $56,000 for the first quarter of 2009 from $156,000 for the first quarter of 2008. Although the Company’s average cash balances during both the first quarter of 2009 and 2008 were relatively consistent, reduced interest rates resulted in an overall reduction in interest income.

Other Income, Net

Net other income consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the first quarter of 2009, net other income was $45,000 compared to net other income of $87,000 in the first quarter of 2008.

Income Tax Expense

For the first quarter of 2009, income tax expense was $131,000 compared to $435,000 in the prior year comparable period. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. The decrease was primarily related to a decrease in Canadian income tax expense for the first quarter of 2009.

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Working capital	$39,688	$37,682
Current ratio (current assets to current liabilities)	3.1 : 1.0	2.7 : 1.0
Cash and cash equivalents	$18,935	$20,081
Short term borrowings	$—	$—
Long term debt, including current portion	$1,455	$1,516

As of March 31, 2009, we had total cash and cash equivalents of $18.9 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio from December 31, 2008 was primarily due to a decrease in our current liabilities including accounts payable, as a result of our reduced production levels, accrued expenses and income taxes payable, as a result of the timing of Canadian income tax payments, offset partially by a decrease in cash generated from operations. The decrease in our cash and cash equivalents of $1.1 million from December 31, 2008 was primarily due to our investments in capital equipment during the first quarter of 2009.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand, cash generated from operations and, if needed, our Credit Facility, along with proceeds from various equity offerings and asset sales. We believe that our current cash balance, in combination with net cash expected to be generated from operations and the availability of our Credit Facility, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Revolving Credit Facility

Availability under our $25 million revolving Credit Facility with General Electric Capital Corporation is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at March 31, 2009). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through March 31, 2009, Liquidity has been consistently above the financial covenant measurement threshold. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At March 31, 2009, we were in compliance with all required covenants.

As of March 31, 2009, there were no amounts outstanding and the borrowing capacity under the Credit Facility was approximately $16.0 million.

Stock Repurchase Program

Our Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, including obtaining the consent of the lender for our Credit Facility. If we are unable to obtain the lender’s consent, we would be restricted from repurchasing the additional $10 million worth of shares authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other uses for our cash that could create greater shareholder value.

No shares were repurchased during the quarter ended March 31, 2009 and, as of this date, we had repurchased a total of 2,946,986 shares since the inception of the program.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$162	$4,932
Investing activities	(1,284)	(2,763)
Financing activities	(61)	(5,093)
Effect of exchange rates on cash	37	226

Net decrease in cash and cash equivalents	$(1,146)	$(2,698)

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $4.8 million decrease in net cash provided by operating activities for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to decreases in accounts receivable, inventories, and accounts payable, reflecting our reduced revenue and production levels in the first quarter of 2009, as well as decreases in accrued expenses and income taxes payable, as a result of the timing of payments made.

The $1.5 million decrease in net cash used in investing activities for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in capital equipment investments.

The $5.0 million decrease in net cash used in financing activities for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to no repurchases of our common stock during the first quarter of 2009.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at March 31, 2009 there had been no material changes to this information.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (3.25% at March 31, 2009) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There were no borrowings on the Credit Facility during the quarter ended March 31, 2009.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2008 for a summary of our previously reported legal proceedings. Since the date of the Annual Report on Form 10-K for the period ended December 31, 2008, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003
3.2	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/09/2005
31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X
32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: April 30, 2009	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: April 30, 2009	/s/ SALLY L. EDWARDS
Sally L. Edwards
Chief Financial Officer