Form 10-Q
period 2009-06-30
DDI CORP
filed 2009-07-31
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☑

As of July 31, 2009, DDi Corp. had 19,791,594 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,941	$20,081
Accounts receivable, net	19,674	25,504
Inventories	13,806	13,768
Prepaid expenses and other current assets	922	620

Total current assets	58,343	59,973
Property, plant and equipment, net	26,092	27,848
Intangible assets, net	1,754	2,134
Other assets	690	825

Total assets	$86,879	$90,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	8,162	11,635
Accrued expenses and other current liabilities	7,474	8,776
Income taxes payable	499	1,636

Total current liabilities	16,379	22,291
Long-term debt	1,150	1,272
Other long-term liabilities	1,896	2,113

Total liabilities	19,425	25,676

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock—$0.001 par value, 190,000 shares authorized, 22,738 shares issued and 19,791 shares outstanding at June 30, 2009 and December 31, 2008	23	23
Additional paid-in-capital	246,726	245,589
Treasury stock, at cost — 2,947 shares held in treasury at June 30, 2009 and December 31, 2008	(16,323)	(16,323)
Accumulated other comprehensive loss	(88)	(354)
Accumulated deficit	(162,884)	(163,831)

Total stockholders’ equity	67,454	65,104

Total liabilities and stockholders’ equity	$86,879	$90,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$37,177	$51,188	$76,452	$98,540
Cost of goods sold	30,498	40,815	62,513	78,424

Gross profit	6,679	10,373	13,939	20,116
Operating expenses:
Sales and marketing	2,829	3,192	5,734	6,468
General and administrative	2,835	3,332	6,259	7,170
Amortization of intangible assets	190	1,340	380	2,679
Restructuring and other related charges	—	82	—	267

Operating income	825	2,427	1,566	3,532
Interest expense	197	191	395	386
Interest income	(52)	(76)	(108)	(232)
Other expense (income), net	121	(26)	76	(113)

Income before income tax expense	559	2,338	1,203	3,491
Income tax expense	125	831	256	1,266

Net income	$434	$1,507	$947	$2,225

Net income per share:
Basic	$0.02	$0.07	$0.05	$0.10
Diluted	$0.02	$0.07	$0.05	$0.10
Weighted-average shares used in per share computations:
Basic	19,715	21,303	19,715	21,646
Diluted	19,803	21,326	19,772	21,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$947	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,093	5,629
Amortization of intangible assets	380	2,679
Amortization of debt issuance costs and discount	52	51
Non-cash compensation	1,137	1,301
Other	48	342
Changes in operating assets and liabilities:
Accounts receivable	6,084	(5,132)
Inventories	97	(961)
Prepaid expenses and other assets	(199)	37
Accounts payable	(3,569)	1,200
Accrued expenses and other current liabilities	(1,561)	634
Income taxes payable	(1,160)	278

Net cash provided by operating activities	6,349	8,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,271)	(5,209)

Net cash used in investing activities	(2,271)	(5,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(122)	(122)
Repurchases of common stock including commissions	—	(5,789)

Net cash used in financing activities	(122)	(5,911)

Effect of exchange rate changes on cash and cash equivalents	(96)	180

Net increase (decrease) in cash and cash equivalents	3,860	(2,657)
Cash and cash equivalents, beginning of period	20,081	20,445

Cash and cash equivalents, end of period	$23,941	$17,788

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008, and such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q for the quarter ended June 30, 2009 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through July 31, 2009, the date of issuance of the condensed consolidated financial statements.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. The Company’s engineering capabilities and manufacturing facilities located in the United States and Canada, together with its suppliers in Asia, enable it to respond to time-critical orders and technology challenges for its customers. DDi operates primarily in one geographical area, North America.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 does not change U.S. GAAP and will not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the new disclosure requirements in its June 30, 2009 condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company’s adoption of the provisions of FSP FAS 107-1 and APB 28-1 effective June 30, 2009 had no impact on the Company’s condensed consolidated financial statements.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$6,094	$6,144
Work-in-process	4,627	4,513
Finished goods	3,085	3,111

Total	$13,806	$13,768

NOTE 3. REVOLVING CREDIT FACILITY

Availability under the Company’s $25 million revolving credit facility (the “Credit Facility”) with General Electric Capital Corporation is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries, and expires in March 2010. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at June 30, 2009). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through June 30, 2009, Liquidity has been above the financial covenant measurement threshold since obtaining the Credit Facility. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of June 30, 2009, the Company was in compliance with all required covenants.

The available borrowing capacity under the Credit Facility was approximately $13.3 million as of June 30, 2009 and no amounts were outstanding.

NOTE 4. LONG-TERM DEBT

The Company has a term loan mortgage on its Ohio facility. The loan is secured by the Ohio facility’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly principal payments of approximately $20,000 plus accrued interest. At June 30, 2009 and December 31, 2008, the effective interest rate of the term loan was 1.82% and 2.93%, respectively, and the principal balance was $1.4 million and $1.5 million, respectively.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. PRODUCT WARRANTY

The Company records warranty expense at the time revenue is recognized and maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. Management assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been consistent with the Company’s estimates. The changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$790	$746	$805	$750
Warranties issued during the period	1,001	1,277	2,128	2,059
Warranty expenditures	(1,014)	(1,183)	(2,156)	(1,969)

Ending balance	$777	$840	$777	$840

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company had $1.0 million and $921,000 of total gross unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively. If recognized in future periods there would be a favorable affect of $1.0 million to the effective tax rate. Management anticipates a decrease of approximately $600,000 in the tax contingency reserve during the remainder of 2009. This anticipated decrease has two primary components: (i) approximately $285,000 due to statute expirations and (ii) approximately $334,000 associated with settlements.

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

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and its continuous evaluation of the realization of its deferred tax assets and uncertain tax positions.

Effective January 1, 2009, due to the adoption of SFAS No. 141(revised 2007), Business Combinations, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to the Company’s emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

During the three months ended June 30, 2009, 135,000 stock options were granted to Company directors and a key employee with a grant date fair value of $1.38 per option. The options granted to Company directors fully vest after one year from the date of grant and the options granted to the key employee vest over three years in equal installments commencing one year after the date of grant. As of June 30, 2009, the total compensation cost related to all outstanding non-vested stock options not yet recognized was $790,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.1 years.

Restricted Stock

There were no grants of restricted stock during the three and six months ended June 30, 2009. As of this date, the total compensation cost related to all outstanding non-vested restricted stock awards not yet recognized was $1.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.1 years.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Non-cash compensation expense:
Cost of goods sold	$135	$113	$274	$242
Sales and marketing expenses	92	70	180	140
General and administrative expenses	290	468	683	919

Total non-cash compensation expense	$517	$651	$1,137	$1,301

NOTE 8. STOCK REPURCHASE PROGRAM

The Company’s Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements and obtaining the consent of the lender of the Company’s Credit Facility. If the Company is unable to obtain the lender’s consent, it would be restricted from repurchasing the additional $10 million worth of shares authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the six months ended June 30, 2009. As of June 30, 2009, the Company had repurchased a total of 2,946,986 shares since the inception of the program.

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
North America (1)	$34,851	$46,163	$71,251	$89,869
Asia	1,744	4,582	3,818	7,838
Other	582	443	1,383	833

Total	$37,177	$51,188	$76,452	$98,540

(1)	The majority of sales in North America are to customers located in the United States.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average shares of common stock outstanding - basic	19,715	21,303	19,715	21,646
Weighted common stock equivalents	88	23	57	13

Weighted-average shares of common stock outstanding - diluted	19,803	21,326	19,772	21,659

Net income	$434	$1,507	$947	$2,225

Net income per share - basic and diluted	$0.02	$0.07	$0.05	$0.10

For the three and six months ended June 30, 2009, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,630,856 and 2,662,185, respectively, were excluded from the diluted net income per share calculation as their impact would have been anti-dilutive.

For the three and six months ended June 30, 2008, common shares issuable upon exercise of outstanding stock options and the vesting of restricted stock of 2,263,510 and 2,271,954, respectively, were excluded from the diluted net income per share calculation as their impact would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$434	$1,507	$947	$2,225
Other comprehensive income:
Foreign currency translation adjustments	366	29	266	(42)

Comprehensive income	$800	$1,536	$1,213	$2,183

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

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2009, the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis were comprised solely of money market deposits. The Company invests excess cash from its cash depository accounts in highly liquid money market accounts and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $21.4 million and $16.3 million as of June 30, 2009 and December 31, 2008, respectively, and was based on quoted prices in active markets for identical assets (Level 1 input).

Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as identifiable intangible assets. The adoption of SFAS 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three and six months ended June 30, 2009, and the Company does not expect the adoption to have a material impact on the amounts reported in its consolidated financial statements in future periods.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in litigation concerning claims arising out of the Company’s operations in the normal course of business. Management does not believe any current legal claims or litigation as of June 30, 2009 will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and the Company has not recorded any loss contingencies at June 30, 2009.

Leases

On May 1, 2009, Dynamic Details, Inc., the Company’s wholly-owned operating subsidiary, entered into agreements with the Swenson Family Limited Partnership and EMC Associates, L.P. to amend the real property leases covering the Company’s Anaheim manufacturing facility and corporate headquarters. The amendments extend the lease terms for the premises until September 30, 2012. The leases cover approximately 90,000 square feet, with an aggregate rent of approximately $59,000 per month beginning October 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended June 30, 2009. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Our Company

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and on manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have approximately 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”), electronic manufacturing services providers, and military/aerospace companies. With such a broad customer base and approximately 40 to 50 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

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

•

Increasing demand for military and aerospace products. The military/aerospace market is characterized by time-consuming and complex certification processes, long product life cycles, and a unique combination of demand for leading-edge technology with extremely high reliability and durability. An increased focus on incorporating technology in products for reconnaissance and intelligence combined with continued spending on military communications, aerospace, and weapons systems applications are anticipated to drive steady end-market growth. Success in the military/aerospace market is generally achieved only after manufacturers demonstrate the long-term ability to pass extensive OEM and government certification processes, numerous product inspections, audits for quality and performance, and extensive administrative requirements associated with participation in government programs. Export controls represent a barrier to entry for international competition as they restrict the overseas export of defense-related materials, services, and sensitive technologies that are associated with government programs. In addition, the complexity of the end products serves as a barrier to entry to potential new suppliers.

•

Increased demand volatility in commercial end-markets. As a result of the continued downturn in the global economy, demand for PCBs from the commercial sector, including the communications, computing, industrial electronics, and instrumentation markets, continues to be volatile. Companies operating in these industries, including existing or potential DDi customers, are experiencing deterioration in their businesses, which in turn may cause them to delay or cancel orders from PCB manufacturers. It is still unclear when this downward trend will begin to abate but, until it does, continued demand volatility and softness in the commercial end-markets is expected.

•

Shifting of high volume production to Asia. Asian-based PCB manufacturers have been able to capitalize on lower labor costs and to increase their market share in the production of PCBs used in higher-volume consumer electronics applications, such as personal computers and cell phones. Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex PCBs on a quick-turn basis.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2009	2008
Net sales	$37,177	$51,188	$(14,011)	(27.4)%
Cost of goods sold	30,498	40,815	(10,317)	(25.3)%

Gross profit	6,679	10,373	(3,694)	(35.6)%
Gross profit as a percentage of net sales	18.0%	20.3%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased $14.0 million, or 27.4%, for the second quarter of 2009 compared to the second quarter of 2008. The decrease in net sales was primarily due to a decline in customer demand related to general economic conditions. While net sales decreased in a number of our markets, we experienced continued growth in the military/aerospace market, and this market grew as a percentage of total net sales to approximately 33% for the second quarter of 2009 compared to approximately 19% for the second quarter of 2008.

Gross Profit

Gross profit for the second quarter of 2009 was $6.7 million, or 18.0% of net sales, compared to $10.4 million, or 20.3% of net sales, for the same period in 2008. The decrease in gross profit was primarily due to less efficient absorption of fixed costs on lower net sales.

Non-cash Compensation Expense

	Three Months Ended June 30,
	2009	2008
Non-cash compensation expense:
Cost of goods sold	$135	$113
Sales and marketing expenses	92	70
General and administrative expenses	290	468

Total non-cash compensation expense	$517	$651

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).

Sales and Marketing Expenses

	Three Months Ended June 30,		$ Change	% Change
	2009	2008
Sales and marketing expenses	$2,829	$3,192	$(363)	(11.4)%
Percentage of net sales	7.6%	6.2%

Sales and marketing expenses decreased by $363,000, or 11.4%, for the second quarter of 2009 compared to the second quarter of 2008. The dollar decrease was primarily due to lower commissions and management incentives on reduced sales levels. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the lower sales levels.

General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2009	2008
General and administrative expenses	$2,835	$3,332	$(497)	(14.9)%
Percentage of net sales	7.6%	6.5%

General and administrative expenses decreased by $497,000, or 14.9%, for the second quarter of 2009 compared to the second quarter of 2008. The dollar decrease was primarily due to lower compensation expense driven by continued streamlining and centralization of administrative functions, as well as lower non-cash compensation expense and management incentives. The increase in general and administrative expenses as a percentage of net sales was primarily due to the lower sales levels.

Amortization of Intangible Assets

Amortization of intangible assets in 2009 relates to customer relationships identified in connection with the acquisition of Sovereign Circuits, Inc. in the fourth quarter of 2006. These intangibles are being amortized over their estimated useful life of five years resulting in $190,000 of amortization expense per quarter through October 2011. The decrease in amortization expense from $1.3 million in the second quarter of 2008 is due to the customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 becoming fully amortized in the fourth quarter of 2008.

Restructuring and Other Related Charges

The restructuring and other related charges in the second quarter of 2008 of $82,000 were the result of the fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006 but had continued expenses related to the litigation through its resolution in December 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our asset-based revolving credit facility (the “Credit Facility”), interest on our note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense was essentially flat at $197,000 for the second quarter of 2009 compared to $191,000 for the same period in 2008.

Interest Income

Interest income earned on our cash balances decreased by $24,000 to $52,000 for the second quarter of 2009 from $76,000 for the same period in 2008. Although the Company maintained higher average cash balances during the second quarter of 2009 compared to the same period in 2008, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the second quarter of 2009, net other expense was $121,000 compared to net other income of $26,000 in the second quarter of 2008 and was primarily related to the decrease in the average exchange rate in 2009 of the Canadian dollar to the U.S. dollar compared to 2008.

Income Tax Expense

Income tax expense for the second quarter of 2009 was $125,000, or 22.4% of pre-tax income, compared to $831,000, or 35.5% of pre-tax income, for the same period in 2008. The decrease in income tax expense was primarily due to lower pre-tax income. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions.

Effective January 1, 2009, due to the adoption of SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”), any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six months Ended June 30, 2008

The following tables set forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Net sales	$76,452	$98,540	$(22,088)	(22.4)%
Cost of goods sold	62,513	78,424	(15,911)	(20.3)%

Gross profit	13,939	20,116	(6,177)	(30.7)%
Gross profit as a percentage of net sales	18.2%	20.4%

Net Sales

Net sales decreased $22.1 million, or 22.4%, for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in net sales was primarily due to a decline in customer demand related to general economic conditions. While net sales decreased in a number of our markets, we experienced continued growth in the military/aerospace market, and this market grew as a percentage of total net sales to approximately 33% for the six months ended June 30, 2009 compared to approximately 16% for the same period in 2008.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $13.9 million, or 18.2% of net sales, compared to $20.1 million, or 20.4% of net sales for the same period in 2008. The decrease in gross profit was primarily due to less efficient absorption of fixed costs on lower net sales.

Non-cash Compensation Expense

	Six Months Ended June 30,
	2009	2008
Non-cash compensation expense:
Cost of goods sold	$274	$242
Sales and marketing expenses	180	140
General and administrative expenses	683	919

Total non-cash compensation expense	$1,137	$1,301

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of SFAS 123R.

Sales and Marketing Expenses

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Sales and marketing expenses	$5,734	$6,468	$(734)	(11.3)%
Percentage of net sales	7.5%	6.6%

Sales and marketing expenses decreased by $734,000, or 11.3%, for the six months ended June 30, 2009 compared to the same period in 2008. The dollar decrease was primarily due to lower commissions as a result of the reduction in sales levels. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the lower sales levels.

General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
General and administrative expenses	$6,259	$7,170	$(911)	(12.7)%
Percentage of net sales	8.2%	7.3%

Total general and administrative expenses decreased by $911,000, or 12.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in general and administrative expenses was primarily attributable to lower compensation expense driven by continued streamlining and centralization of administrative functions, as well as lower non-cash compensation and management incentives.

Amortization of Intangible Assets

Amortization of intangible assets in 2009 relates to customer relationships identified in connection with the acquisition of Sovereign Circuits, Inc. in the fourth quarter of 2006. These intangibles are being amortized over their estimated useful life of five years resulting in $190,000 of amortization expense per quarter through October 2011. The decrease in amortization expense from $2.7 million in the first half of 2008 is due to the customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 becoming fully amortized in the fourth quarter of 2008.

Restructuring and Other Related Charges

The restructuring and other related charges in the first half of 2008 of $267,000 were the result of the fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006 but had continued expenses related to the litigation through its resolution in December 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our Credit Facility, interest on the note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense was $395,000 for the six months ended June 30, 2009, essentially flat compared to expense of $386,000 for the same period in 2008.

Interest Income

Interest income earned on our cash balances decreased to $108,000 for the first six months of 2009 from $232,000 for the same period in 2008. Although the Company maintained higher average cash balances during the first half of 2009 compared to the same period in 2008, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the six months ended June 30, 2009, net other expense was $76,000 compared to net other income of $113,000 for the same period in 2008 and was primarily impacted by the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Income Tax Expense

Income tax expense for the six months ended June 30, 2009 was $256,000, or 21.3% of pre-tax income, compared to $1.3 million, or 36.3% of pre-tax income, for the six months ended June 30, 2008. The decrease in income tax expense was primarily due to lower pre-tax income. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions.

Effective January 1, 2009, due to the adoption of SFAS 141R, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill or additional-paid-in capital as was done in the past.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Working capital	$41,964	$37,682
Current ratio (current assets to current liabilities)	3.6 : 1.0	2.7 : 1.0
Cash and cash equivalents	$23,941	$20,081
Short-term borrowings	$—	$—
Long-term debt, including current portion	$1,394	$1,516

As of June 30, 2009, we had total cash and cash equivalents of $23.9 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our working capital, current ratio and cash and cash equivalents increased from December 31, 2008 primarily due to cash generated from operations partially offset by our investments in capital equipment during the first six months of 2009.

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

Revolving Credit Facility

Availability under our $25 million revolving Credit Facility with General Electric Capital Corporation is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries, and expires in March 2010. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at June 30, 2009). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through June 30, 2009, Liquidity has been above the financial covenant measurement threshold since obtaining the Credit Facility. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At June 30, 2009, we were in compliance with all required covenants.

As of June 30, 2009, there were no amounts outstanding and the borrowing capacity under the Credit Facility was approximately $13.3 million.

Stock Repurchase Program

Our Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements and obtaining the consent of the lender for our Credit Facility. If we are unable to obtain the lender’s consent, we would be restricted from repurchasing the additional $10 million worth of shares authorized. The stock repurchase authorization does not have an expiration date, and the stock repurchase program may be modified or discontinued at any time. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other uses for our cash that could create greater shareholder value.

No shares were repurchased during the quarter ended June 30, 2009. As of June 30, 2009, we had repurchased a total of 2,946,986 shares since the inception of the program.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$6,349	$8,283
Investing activities	(2,271)	(5,209)
Financing activities	(122)	(5,911)
Effect of exchange rates on cash	(96)	180

Net increase (decrease) in cash and cash equivalents	$3,860	$(2,657)

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1.9 million decrease in net cash provided by operating activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to our reduced revenue and production levels in the first six months of 2009 as well as decreases in accounts payable and accrued expenses as a result of the timing of payments made.

The $2.9 million decrease in net cash used in investing activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in capital equipment investments during the first half of 2009.

The $5.8 million decrease in net cash used in financing activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to no repurchases of our common stock during the first half of 2009.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at June 30, 2009 there had been no material changes to this information.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 does not change U.S. GAAP and will not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the new disclosure requirements in our June 30, 2009 condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. Our adoption of the provisions of FSP FAS 107-1 and APB 28-1 effective June 30, 2009 had no impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (3.25% at June 30, 2009) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There have been no borrowings on the Credit Facility since 2006.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period-end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income (loss) for the period in accordance with SFAS No. 52, Foreign Currency Translation, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2008 for a summary of our previously reported legal proceedings. Since the date of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of DDi Corp. was held on May 12, 2009 for the purpose of electing seven directors to the Board of Directors. Each of the incumbent directors, Robert J. Amman, Jay B. Hunt, Andrew E. Lietz, Bryant R. Riley, Steven C. Schlepp, Carl Vertuca, Jr. and Mikel H. Williams were elected by a plurality vote to serve as directors of the Company for a new term of one year and until their respective successors are elected and qualified. The tabulation of votes cast for the election of Messrs. Amman, Hunt, Lietz, Riley, Schlepp, Vertuca and Williams was as follows:

	Votes For	Votes Withheld
Robert J. Amman	15,456,706	41,945
Jay B. Hunt	15,456,678	41,973
Andrew E. Lietz	15,456,678	41,973
Bryant R. Riley	15,456,706	41,945
Steven C. Schlepp	15,456,706	41,945
Carl Vertuca, Jr.	15,390,398	108,253
Mikel H. Williams	15,456,701	41,950

Item 5.	Other Information

On May 1, 2009, Dynamic Details, Inc., the Company’s wholly-owned operating subsidiary, entered into agreements with the Swenson Family Limited Partnership and EMC Associates, L.P. to amend the real property leases covering the Company’s Anaheim manufacturing facility and corporate headquarters. The amendments extend the lease terms for the premises until September 30, 2012. The leases cover approximately 90,000 square feet, with an aggregate rent of approximately $59,000 per month beginning October 1, 2009.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/09/2005

10.1	Amendment No. 5 to Real Property Master Lease Agreement dated May 1, 2009 between The Swenson Family Limited Partnership and Dynamic Details, Incorporated	X

10.2	Second Amendment to Lease Agreement dated May 1, 2009 between EMC Associates, L.P. and Dynamic Details Incorporated	X

10.3	Second Amendment to Lease Agreement dated May 1, 2009 between EMC Associates, L.P. and Dynamic Details Incorporated	X

10.4	Second Amendment to Lease Agreement dated May 1, 2009 between EMC Associates, L.P. and Dynamic Details Incorporated	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi Corp.

Date: July 31, 2009	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: July 31, 2009	/s/ SALLY L. EDWARDS
Sally L. Edwards
Chief Financial Officer