Form 10-Q
period 2009-09-30
DDI CORP
filed 2009-10-28
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 26, 2009, DDi Corp. had 19,791,594 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended September  30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,599	$20,081
Accounts receivable, net	22,846	25,504
Inventories	14,123	13,768
Prepaid expenses and other current assets	966	620

Total current assets	63,534	59,973
Property, plant and equipment, net	24,510	27,848
Intangible assets, net	1,564	2,134
Other assets	717	825

Total assets	$90,325	$90,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$244	$244
Accounts payable	10,559	11,635
Accrued expenses and other current liabilities	7,859	8,776
Income taxes payable	341	1,636

Total current liabilities	19,003	22,291
Long-term debt	1,089	1,272
Other long-term liabilities	1,782	2,113

Total liabilities	21,874	25,676

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock—$0.001 par value, 190,000 shares authorized, 22,738 shares issued and 19,791 shares outstanding at September 30, 2009 and December 31, 2008	23	23
Additional paid-in-capital	247,171	245,589
Treasury stock, at cost—2,947 shares held in treasury at September 30, 2009 and December 31, 2008	(16,323)	(16,323)
Accumulated other comprehensive income (loss)	215	(354)
Accumulated deficit	(162,635)	(163,831)

Total stockholders’ equity	68,451	65,104

Total liabilities and stockholders’ equity	$90,325	$90,780

The accompanying notes are an integral part of these consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$39,302	$49,285	$115,754	$147,825
Cost of goods sold	32,693	39,058	95,206	117,482

Gross profit	6,609	10,227	20,548	30,343
Operating expenses:
Sales and marketing	2,871	3,230	8,605	9,698
General and administrative	3,198	3,508	9,457	10,678
Amortization of intangible assets	190	1,339	570	4,018
Restructuring and other related charges	—	8	—	275

Operating income	350	2,142	1,916	5,674
Interest expense	196	192	591	578
Interest income	(43)	(96)	(151)	(328)
Other expense (income), net	131	(54)	207	(167)

Income before income tax expense (benefit)	66	2,100	1,269	5,591
Income tax expense (benefit)	(183)	513	73	1,779

Net income	$249	$1,587	$1,196	$3,812

Net income per share:
Basic	$0.01	$0.08	$0.06	$0.18
Diluted	$0.01	$0.08	$0.06	$0.18
Weighted-average shares used in per share computations:
Basic	19,715	20,893	19,715	21,393
Diluted	19,915	20,932	19,820	21,415

The accompanying notes are an integral part of these consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,196	$3,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,153	8,554
Amortization of intangible assets	570	4,018
Amortization of debt issuance costs and discount	78	77
Non-cash compensation	1,582	1,954
Other	92	422
Changes in operating assets and liabilities:
Accounts receivable	3,258	(3,639)
Inventories	(65)	(656)
Prepaid expenses and other assets	(271)	(328)
Accounts payable	(1,304)	3,345
Accrued expenses and other current liabilities	(1,334)	1,628
Income taxes payable	(1,359)	554

Net cash provided by operating activities	8,596	19,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,665)	(8,777)

Net cash used in investing activities	(2,665)	(8,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(183)	(183)
Repurchases of common stock including commissions	—	(14,448)

Net cash used in financing activities	(183)	(14,631)

Effect of exchange rate changes on cash and cash equivalents	(230)	283

Net increase (decrease) in cash and cash equivalents	5,518	(3,384)
Cash and cash equivalents, beginning of period	20,081	20,445

Cash and cash equivalents, end of period	$25,599	17,061

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008, and such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended September 30, 2009 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through October 28, 2009, the date of issuance of the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Under this pronouncement, all public entities are required to reference FASB ASC in their financial statements filings for the periods ending after September 15, 2009. The Company has adopted the new ASC referencing requirement in the filing of its financial statements for the quarter ended September 30, 2009. The FASB ASC does not change U.S. GAAP and does not have a material impact on the Company’s condensed consolidated financial statements.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$5,899	$6,144
Work-in-process	4,947	4,513
Finished goods	3,277	3,111

Total	$14,123	$13,768

NOTE 3. REVOLVING CREDIT FACILITY

Availability under the Company’s $25 million revolving credit facility (the “Credit Facility”) with General Electric Capital Corporation is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of the Company’s subsidiaries, and expires in March 2010. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at September 30, 2009). The Company can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding the Company’s fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through September 30, 2009, Liquidity has been above the financial covenant measurement threshold since obtaining the Credit Facility. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in the Company’s business. The Credit Facility restricts the Company’s ability to pay cash dividends on its common stock and restricts its subsidiaries’ ability to pay dividends to the Company without the lender’s consent. As of September 30, 2009, the Company was in compliance with all required covenants.

The available borrowing capacity under the Credit Facility was approximately $13.3 million as of September 30, 2009 and no amounts were outstanding.

NOTE 4. LONG-TERM DEBT

The Company has a term loan mortgage on its Ohio facility. The loan is secured by the Ohio facility’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly principal payments of approximately $20,000 plus accrued interest. At September 30, 2009 and December 31, 2008, the effective interest rate of the term loan was 1.76% and 2.93%, respectively, and the principal balance was $1.3 million and $1.5 million, respectively.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$777	$840	$805	$750
Warranties issued during the period	1,338	1,286	3,466	3,345
Warranty expenditures	(1,323)	(1,224)	(3,479)	(3,193)

Ending balance	$792	$902	$792	$902

NOTE 6. INCOME TAXES

The Company applies the provisions of the Income Taxes Topic of FASB ASC which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company had $1.2 million and $921,000 of total gross unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively. If recognized in future periods there would be a favorable affect of $1.2 million to the effective tax rate. Management anticipates a decrease of approximately $285,000 in the tax contingency reserve during the remainder of 2009 due to statute expirations. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Canadian income tax matters have been examined through 2004, with 2005 through 2007 currently under examination by the Canadian Revenue Agency. State jurisdictions that remain subject to examination range from 2002 to 2008.

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and its continuous evaluation of the realization of its deferred tax assets and uncertain tax positions. The reduced income tax rate in 2009 was primarily the result of lower pre-tax income, which caused research and development credits to have a larger rate impact, available tax deductions for 2009, and discreet items recorded in the third quarter of 2009 for changes in estimates in our 2008 income tax return filed in the third quarter of 2009.

Effective January 1, 2009, as required by the Business Combinations Topic of FASB ASC, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to the Company’s emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

There were no grants of stock option awards during the three months ended September 30, 2009 and 135,000 grants of stock options during the nine months ended September 30, 2009. As of September 30, 2009, the total compensation cost related to all outstanding non-vested stock options not yet recognized was $524,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 0.9 years.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restricted Stock

There were no grants of restricted stock during the three and nine months ended September 30, 2009. As of September 30, 2009, the total compensation cost related to all outstanding non-vested restricted stock awards not yet recognized was $1.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.9 years.

Stock-based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Non-cash compensation expense:
Cost of goods sold	$135	$127	$409	$368
Sales and marketing expenses	91	70	271	210
General and administrative expenses	219	456	902	1,376

Total non-cash compensation expense	$445	$653	$1,582	$1,954

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

No shares were repurchased during the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had repurchased a total of 2,946,986 shares since the inception of the program.

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
North America (1)	$35,452	$45,230	$106,703	$135,099
Asia	3,360	3,398	7,178	11,236
Other	490	657	1,873	1,490

Total	$39,302	$49,285	$115,754	$147,825

(1)	The majority of sales in North America are to customers located in the United States.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under the Share Based Payment Topic of FASB ASC.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average shares of common stock outstanding—basic	19,715	20,893	19,715	21,393
Weighted common stock equivalents	200	39	105	22

Weighted-average shares of common stock outstanding—diluted	19,915	20,932	19,820	21,415

Net income	$249	$1,587	$1,196	$3,812

Net income per share—basic and diluted	$0.01	$0.08	$0.06	$0.18

For the three and nine months ended September 30, 2009, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,516,662 and 2,612,586, respectively, were excluded from the diluted net income per share calculation as their impact would have been anti-dilutive.

For the three and nine months ended September 30, 2008, common shares issuable upon exercise of outstanding stock options and the vesting of restricted stock of 2,243,184 and 2,259,927, respectively, were excluded from the diluted net income per share calculation as their impact would have been anti-dilutive.

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$249	$1,587	$1,196	$3,812
Other comprehensive income:
Foreign currency translation adjustments	303	(82)	569	(124)

Comprehensive income	$552	$1,505	$1,765	$3,688

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company began applying fair value measurements to assets and liabilities reported in the financial statements at fair value on a recurring basis as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This topic establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2009, the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis were comprised solely of money market deposits. The Company invests excess cash from its cash depository accounts in highly liquid money market accounts and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The fair value of the Company’s cash equivalents was $21.9 million and $16.3 million as of September 30, 2009 and December 31, 2008, respectively, and was based on quoted prices in active markets for identical assets (Level 1 input).

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in litigation concerning claims arising out of the Company’s operations in the normal course of business. Management does not believe any current legal claims or litigation as of September 30, 2009 will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and the Company has not recorded any loss contingencies at September 30, 2009.

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

NOTE 14. SUBSEQUENT EVENTS

On October 16, 2009, Sally Edwards resigned as the Company’s Chief Financial Officer, and the Company and Ms. Edwards entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Ms. Edwards will (i) receive severance payments of $250,000 equal to twelve (12) months of Ms. Edwards’s base salary; (ii) be eligible to receive a pro rata portion of the bonus, if any, under the DDi Corp. Senior Management Bonus Program; and (iii) retain insurance coverage under COBRA for the period beginning on November 1, 2009 through October 31, 2010. In addition, the Company will accelerate the vesting of the following unvested restricted share awards granted to Ms. Edwards under the Company’s 2005 Stock Incentive Plan that would have vested during the severance period: (i) 13,333 restricted share units scheduled to vest on October 28, 2009 and (ii) 6,667 shares scheduled to vest on December 4, 2009. Ms. Edwards acknowledges under the Separation Agreement that certain provisions of her Employment Agreement shall extend beyond the resignation date, including provisions relating to proprietary information obligations and obligations of non-solicitation of Company employees and contractors. The Separation Agreement contains a general release by Ms. Edwards of all claims against the Company and its affiliates and representatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter and year to date period ended September 30, 2009. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Net sales	$39,302	$49,285	$(9,983)	(20.3)%
Cost of goods sold	32,693	39,058	(6,365)	(16.3)%

Gross profit	6,609	10,227	(3,618)	(35.4)%
Gross profit as a percentage of net sales	16.8%	20.8%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased $10.0 million, or 20.3%, for the third quarter of 2009 compared to the third quarter of 2008. The decrease in net sales was primarily due to a decline in customer demand related to general economic conditions.

Gross Profit

Gross profit for the third quarter of 2009 was $6.6 million, or 16.8% of net sales, compared to $10.2 million, or 20.8% of net sales, for the same period in 2008. The decrease in gross profit was primarily due to less efficient absorption of fixed costs on lower net sales.

Non-cash Compensation Expense

	Three Months Ended September 30,
	2009	2008
Non-cash compensation expense:
Cost of goods sold	$135	$127
Sales and marketing expenses	91	70
General and administrative expenses	219	456

Total non-cash compensation expense	$445	$653

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of the Share Based Payment Topic of FASB ASC.

Sales and Marketing Expenses

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Sales and marketing expenses	$2,871	$3,230	$(359)	(11.1)%
Percentage of net sales	7.3%	6.6%

Sales and marketing expenses decreased by $359,000, or 11.1%, for the third quarter of 2009 compared to the third quarter of 2008. The dollar decrease was primarily due to lower commissions and management incentives on reduced sales levels. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the lower sales levels.

General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
General and administrative expenses	$3,198	$3,508	$(310)	(8.8)%
Percentage of net sales	8.1%	7.1%

General and administrative expenses decreased by $310,000, or 8.8%, for the third quarter of 2009 compared to the third quarter of 2008. The dollar decrease was primarily due to lower compensation expense driven by continued streamlining and centralization of administrative functions, as well as lower non-cash compensation expense and management incentives, partially offset by higher professional fees. The increase in general and administrative expenses as a percentage of net sales was primarily due to the lower sales levels.

Amortization of Intangible Assets

Amortization of intangible assets in 2009 relates to customer relationships identified in connection with the acquisition of Sovereign Circuits, Inc. in the fourth quarter of 2006. These intangibles are being amortized over their estimated useful life of five years resulting in $190,000 of amortization expense per quarter through October 2011. The decrease in amortization expense from $1.3 million in the third quarter of 2008 is due to the customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 becoming fully amortized in the fourth quarter of 2008.

Restructuring and Other Related Charges

The restructuring and other related charges in the third quarter of 2008 of $8,000 were the result of the fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006 but had continued expenses related to the litigation through its resolution in December 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our asset-based revolving credit facility (the “Credit Facility”), interest on our note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense was essentially flat at $196,000 for the third quarter of 2009 compared to $192,000 for the same period in 2008.

Interest Income

Interest income earned on our cash balances decreased by $53,000 to $43,000 for the third quarter of 2009 from $96,000 for the same period in 2008. Although the Company maintained higher average cash balances during the third quarter of 2009 compared to the same period in 2008, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the third quarter of 2009, net other expense was $131,000 compared to net other income of $54,000 in the third quarter of 2008 and was primarily related to the decrease in the average exchange rate in 2009 of the Canadian dollar to the U.S. dollar compared to 2008.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit for the third quarter of 2009 of $183,000, or (277.3%) of pre-tax income, compared to an income tax expense of $513,000, or 24.4% of pre-tax income, for the same period in 2008. The income tax benefit was primarily the result of lower pre-tax income and available tax deductions for 2009, in addition to discreet items recorded in the third quarter of 2009 for changes in estimates in our 2008 income tax return filed in the third quarter of 2009. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions.

According to the Business Combinations Topic of the Accounting Standards Codification (“ASC”) established by the Financial Accounting Standards Board (“FASB”), any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following tables set forth select data from our Condensed Consolidated Statements of Operations (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Net sales	$115,754	$147,825	$(32,071)	(21.7)%
Cost of goods sold	95,206	117,482	(22,276)	(19.0)%

Gross profit	20,548	30,343	(9,795)	(32.3)%
Gross profit as a percentage of net sales	17.8%	20.5%

Net Sales

Net sales decreased $32.1 million, or 21.7%, for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in net sales was primarily due to a decline in customer demand related to general economic conditions. While net sales decreased in a number of our markets, we experienced continued growth in the military/aerospace market, and this market grew as a percentage of total net sales to approximately 32% for the nine months ended September 30, 2009 compared to approximately 19% for the same period in 2008.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $20.5 million, or 17.8% of net sales, compared to $30.3 million, or 20.5% of net sales for the same period in 2008. The decrease in gross profit was primarily due to less efficient absorption of fixed costs on lower net sales.

Non-cash Compensation Expense

	Nine Months Ended September 30,
	2009	2008
Non-cash compensation expense:
Cost of goods sold	$409	$368
Sales and marketing expenses	271	210
General and administrative expenses	902	1,376

Total non-cash compensation expense	$1,582	$1,954

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of the Share Based Payment Topic of FASB ASC.

Sales and Marketing Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Sales and marketing expenses	$8,605	$9,698	$(1,093)	(11.3)%
Percentage of net sales	7.4%	6.6%

Sales and marketing expenses decreased by $1.1 million, or 11.3%, for the nine months ended September 30, 2009 compared to the same period in 2008. The dollar decrease was primarily due to lower commissions as a result of the reduction in sales levels. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the lower sales levels.

General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
General and administrative expenses	$9,457	$10,678	$(1,221)	(11.4)%
Percentage of net sales	8.2%	7.2%

Total general and administrative expenses decreased by $1.2 million, or 11.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in general and administrative expenses was primarily attributable to lower compensation expense driven by continued streamlining and centralization of administrative functions, as well as lower non-cash compensation expense and management incentives, partially offset by higher professional fees. The increase in general and administrative expenses as a percentage of net sales was primarily due to the lower sales levels.

Amortization of Intangible Assets

Amortization of intangible assets in 2009 relates to customer relationships identified in connection with the acquisition of Sovereign Circuits, Inc. in the fourth quarter of 2006. These intangibles are being amortized over their estimated useful life of five years resulting in $190,000 of amortization expense per quarter through October 2011. The decrease in amortization expense from $4.0 million in the first nine months of 2008 is due to the customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 becoming fully amortized in the fourth quarter of 2008.

Restructuring and Other Related Charges

The restructuring and other related charges in the first nine months of 2008 of $275,000 were the result of the fees and expenses related to litigation with the landlord of two buildings in connection with the closing of our Arizona facility in 2005. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006 but had continued expenses related to the litigation through its resolution in December 2008.

Interest Expense

Interest expense consists of amortization of debt issuance costs, fees related to our Credit Facility, interest on the note payable on our Ohio facility, and interest expense associated with long-term leases. Interest expense was $591,000 for the nine months ended September 30, 2009, essentially flat compared to expense of $578,000 for the same period in 2008.

Interest Income

Interest income earned on our cash balances decreased to $151,000 for the first nine months of 2009 from $328,000 for the same period in 2008. Although the Company maintained higher average cash balances during the first nine months of 2009 compared to the same period in 2008, reduced interest rates resulted in an overall reduction in interest income.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the nine months ended September 30, 2009, net other expense was $207,000 compared to net other income of $167,000 for the same period in 2008 and was primarily impacted by the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2009 was $73,000, or 5.8% of pre-tax income, compared to $1.8 million, or 31.8% of pre-tax income, for the nine months ended September 30, 2008. The decrease in income tax expense was primarily the result of lower pre-tax income and available tax deductions for 2009, in addition to discreet items recorded in the third quarter of 2009 for changes in estimates in our 2008 income tax return filed in the third quarter of 2009. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions.

According to the Business Combinations Topic of FASB ASC, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill or additional-paid-in capital as was done in the past.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Working capital	$44,531	$37,682
Current ratio (current assets to current liabilities)	3.3 : 1.0	2.7 : 1.0
Cash and cash equivalents	$25,599	$20,081
Short-term borrowings	$—	$—
Long-term debt, including current portion	$1,333	$1,516

As of September 30, 2009, we had total cash and cash equivalents of $25.6 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our working capital, current ratio and cash and cash equivalents increased from December 31, 2008 primarily due to cash generated from operations partially offset by our investments in capital equipment during the first nine months of 2009.

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

Revolving Credit Facility

Availability under our $25 million revolving Credit Facility with General Electric Capital Corporation is based on various liquidity and borrowing base tests including our eligible accounts receivable and inventories. Our wholly-owned operating subsidiaries are the borrowers under the Credit Facility. The Credit Facility is guaranteed by DDi Corp. and all of its subsidiaries that are not borrowers under the Credit Facility. The Credit Facility is collateralized by the accounts receivable, inventories and other tangible and intangible personal property (other than property, plant and equipment) of the borrowers, and by a pledge of the stock of our subsidiaries, and expires in March 2010. Revolving credit advances under the Credit Facility bear interest at the prime rate (3.25% at September 30, 2009). We can elect to have any new revolving credit advances, or convert any outstanding revolving credit advances, in excess of $1.0 million and in increments of $500,000, made as a LIBOR-based loan with a term of one, two, or three months at a rate of LIBOR plus 1.5%. The Credit Facility contains customary covenants including financial covenants regarding our fixed charge ratios and capital expenditures if Liquidity, as defined in the agreement, falls below a certain threshold. Through September 30, 2009, Liquidity has been above the financial covenant measurement threshold since obtaining the Credit Facility. There are also negative covenants regarding incurrence of additional debt, liquidation, merger or asset sales or changes in our business. The Credit Facility restricts our ability to pay cash dividends on our common stock and restricts our subsidiaries’ ability to pay dividends to us without the lender’s consent. At September 30, 2009, we were in compliance with all required covenants.

As of September 30, 2009, there were no amounts outstanding and the borrowing capacity under the Credit Facility was approximately $13.3 million.

The Credit Facility terminates on March 29, 2010, at which time all amounts outstanding thereunder, if any, shall become due and payable. Although we have commenced discussions with our existing and other possible lenders concerning a possible refinancing of the Credit Facility, as of the filing date of this report we have not yet secured such replacement financing. Furthermore, recent disruptions in the world’s financial and credit markets have made it more difficult and expensive to obtain credit facilities and, while we are currently evaluating various alternatives, there can be no assurance that replacement financing will be available to us on commercially reasonable terms or at all. If we are unable to timely secure a new replacement credit facility on acceptable terms or otherwise, we may be required to sell debt or equity securities or take other actions to repay our indebtedness, if any, or to provide needed liquidity.

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

No shares were repurchased during the quarter ended September 30, 2009. As of September 30, 2009, we had repurchased a total of 2,946,986 shares since the inception of the program.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$8,596	$19,741
Investing activities	(2,665)	(8,777)
Financing activities	(183)	(14,631)
Effect of exchange rates on cash	(230)	283

Net increase (decrease) in cash and cash equivalents	$5,518	$(3,384)

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $11.1 million decrease in net cash provided by operating activities for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to our reduced revenue and production levels in the first nine months of 2009 as well as decreases in accounts payable and accrued expenses as a result of the timing of payments made, offset somewhat by a decrease in accounts receivable.

The $6.1 million decrease in net cash used in investing activities for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in capital equipment investments during the first nine months of 2009.

The $14.4 million decrease in net cash used in financing activities for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to no repurchases of our common stock during the first nine months of 2009.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at September 30, 2009 there had been no material changes to this information.

Recent Accounting Pronouncements

In June 2009, the FASB established the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Under this pronouncement, all public entities are required to reference FASB ASC in their financial statements filings for the periods ending after September 15, 2009. We have adopted the new ASC referencing requirement in the filing of our financial statements for the quarter ended September 30, 2009. The FASB ASC does not change U.S. GAAP and does not have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Advances under our Credit Facility bear interest at the prime rate (3.25% at September 30, 2009) or can be converted to LIBOR-based loans at a rate of LIBOR plus 1.5%. If the prime rate, or LIBOR rate for LIBOR-based loans, increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the Credit Facility would increase dependent on any outstanding borrowings. There have been no borrowings on the Credit Facility since 2006.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period-end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income (loss) for the period in accordance with the Foreign Currency Matters Topic of FASB ASC, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer acting in the capacity as our chief executive officer and our chief financial officer, has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”), and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, and allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2008 (the “Form 10-K”) for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Form 10-K.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/09/2005

31.1	Certification of Principal Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Principal Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchanges Act	X

32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi Corp.

Date: October 28, 2009	/s/ MIKEL H. WILLIAMS

Mikel H. Williams
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)