Form 10-K
period 2009-12-31
DDI CORP
filed 2010-03-12
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $63.0 million (computed using the closing price of $4.53 per share of Common Stock on June 30, 2009, as reported by the NASDAQ Stock Market).

As of March 12, 2010, DDi Corp. had 19,855,634 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2010 are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and in manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have approximately 1,100 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and military/aerospace companies. With such a broad customer base and approximately 80 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

On December 31, 2009, we completed the acquisition of Coretec Inc. (“Coretec”), a publicly-held PCB manufacturer headquartered in Toronto, Canada. This acquisition will allow us to increase our overall North American production capacity, extend our presence in the military/aerospace and medical markets and strengthen our flex and rigid-flex product capabilities. See Note 3 of the Notes to Consolidated Financial Statements -Acquisition of Coretec Inc.

We operate in one reportable business segment through our primary operating subsidiary, DDi Global Corp. Our consolidated revenues in 2009, 2008 and 2007 were $158.0 million, $190.8 million, and $181.1 million, respectively. Revenues are attributable to the country in which the customer buying the product is located. For additional information about our geographical operations, see Note 2 of the Notes to Consolidated Financial Statements - Significant Accounting Policies.

Industry Overview

Printed circuit boards are a fundamental component of virtually all electronic equipment. A PCB is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of PCB complexity is determined by several characteristics, including density, size, layer count, materials and functionality. High-end commercial and military/aerospace equipment manufacturers require complex PCBs fabricated with higher layer counts, greater density and advanced materials, and demand highly complex and sophisticated manufacturing capabilities. By contrast, other PCBs, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing requirements.

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

•

Increasing complexity of electronic equipment. OEMs are continually designing more complex and higher performance electronic equipment, which requires sophisticated PCBs that accommodate higher signal speeds and frequencies and increased component densities and operating temperatures. Further, the semiconductor industry continues to design and manufacture integrated circuits with higher speeds or smaller sizes and require PCBs to meet the densities of the semiconductor industry. In turn, OEMs rely on PCB manufacturers that can provide advanced engineering and manufacturing services early in the new product development cycle. OEMs are also requiring more lead-free materials and other “green” products which add to the complexity of the materials utilized in the manufacturing of PCBs.

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

•

Shifting of high volume production to Asia. Asian-based PCB manufacturers have been able to capitalize on lower labor costs to increase their market share of production of PCBs used in higher-volume consumer electronics applications, such as personal computers and cell phones. However, Asian-based manufacturers have generally been unable to meet the lead time requirements for the production of complex PCBs on a quick-turn basis.

Estimates by two leading independent market research firms indicate that the 2009 global market for PCBs (the most recent data available to us) was between $40.3 and $44.3 billion, with the Americas PCB market representing approximately $3.3 billion of that total.

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

•

Time-critical services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, PCB engineering and manufacturing services. Our engineering, fabrication and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Approximately 35% of our PCB sales in 2009 were generated from orders with manufacturing delivery of 10 days or less, and we fill some of our customers’ orders in as little as 24 hours. As we continue to increase our penetration into the military/aerospace market and see the complexity of our products increase, we expect the percentage of our total sales with lead times of 10 days or less to continue to decline.

Our Strategy

Our goal is to be the leading provider of technologically-advanced, time-critical PCB engineering and manufacturing services in North America. To achieve this goal, through some combination of organic growth and corporate development activities, we:

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

•

Continue to expand our presence in the military/aerospace market. We have targeted the military/aerospace market as a growth opportunity for DDi as we believe this type of work is less likely to move offshore. Although historically DDi has been more focused on commercial markets, we believe this shift in focus may result in improved revenue growth in the future. In 2009, our sales in the military/aerospace market increased approximately 21%. We intend to continue to pursue internal initiatives aimed at increasing our presence in the military/aerospace market and better serving existing customers within this market.

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

Our Services

PCB Prototype, Design, Engineering and Manufacturing. We engineer and manufacture highly complex, technologically-advanced multi-layer PCB prototypes on a quick-turn basis. Our advanced development and manufacturing technologies facilitate production with delivery times ranging from 24 hours to 10 days.

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

In addition to the engineering and manufacturing services we offer our customers from our eight facilities located in North America, we also support customer requirements for a transition to higher volume needs by sourcing from facilities located in Asia. This transition support is a small part of our offering and approximates 2% of our net sales.

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

•

Blind or buried vias. Vias are drilled holes which, when plated with a conductive material, provide electrical connectivity between layers of circuitry in a PCB. Blind vias connect the surface layer of the PCB to any inner layer. Buried vias are holes that do not reach either surface of the PCB but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias, and may require fewer layers.

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

•

High aspect ratios. The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a PCB. We are able to provide aspect ratios of up to 30:1. We are currently developing a solution to provide a 50:1 and greater aspect ratio.

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

Our Customers and Markets

As of December 31, 2009, we had approximately 1,100 PCB customers in various market sectors including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. We sell to OEMs both directly and through electronic manufacturing service companies. We measure customers as those companies that have placed at least one order with us in the preceding six-month period. During 2009, 2008 and 2007, sales to our largest customer accounted for approximately 6%, 8%, and 8%, respectively, of our net sales. During 2009, 2008 and 2007, sales to our ten largest customers accounted for approximately 30%, 30% and 33%, respectively, of our net sales.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served during the years ended December 31, 2009 and 2008. During 2008, we began tracking our end market sales data by the industry market segments defined by the IPC. This change was made to become more compliant with industry reporting. As such, our 2009 and 2008 data are presented in slightly different categories than our 2007 end market data:

	Year Ended December 31,
	2009	2008
End Market (1)
Communications	21%	24%
Computer	14	22
Military/Aerospace	30	21
Industrial Electronics	16	17
Instrumentation and Medical	11	11
Consumer Electronics	7	3
Automotive	—	1
Business Retail	1	1

Total	100%	100%

(1)	Sales to EMS providers are classified by the end markets of their customers, if known to us, or to the primary market served by that EMS provider if not known.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the year ended December 31, 2007 using our previously reported industry markets:

End Market (1)	Year Ended December 31, 2007
Communications/Networking	34%
Medical/Test/Industrial	22
High-end Computing	26
Military/Aerospace	11
Other	7

Total	100%

(1)	Sales to EMS providers are classified by the end markets of their customers, if known to us, or to the primary market served by that EMS provider if not known.

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

Proprietary Processes

We believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. Depending on our technology strategy, we may periodically enter into joint technology development agreements with certain of our suppliers to develop new processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants, vendors and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. We have also recently filed patent applications with respect to certain manufacturing processes of which one has been issued.

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

Competition

Our principal competitors include Viasystems Group, Inc., TTM Technologies, Endicott Interconnect Technologies, FTG, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI, and a number of smaller companies. The barriers to entry in the quick-turn segment of the PCB industry are many. In order to compete effectively in this industry, companies must have a sufficient customer base, a staff of qualified sales and marketing personnel, considerable engineering resources and the proper tooling and equipment to permit fast and reliable product turnaround.

We believe we compete favorably based on the following factors:

•	ability to offer quick time-to-market capabilities (North American market leader);

•	capability and flexibility to produce technologically complex products;

•	engineering and design services to complement the manufacturing process;

•	additional available manufacturing capacity without significant additional capital expenditures;

•	consistent high-quality products; and

•	outstanding customer service.

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

Employees

As of December 31, 2009, we had approximately 1,604 employees, none of whom were represented by unions. Of these employees, approximately 80% were involved in manufacturing, 7% were involved in engineering, 7% were involved in sales and marketing and 6% were involved in administration and other capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth the executive officers of DDi Corp., their ages as of March 12, 2010, and the positions currently held by each person:

Name	Age	Position
Mikel H. Williams	53	President, Chief Executive Officer and Director
J. Michael Dodson	49	Senior Vice President and Chief Financial Officer
Michael R. Mathews	49	Senior Vice President — Manufacturing Operations
Gerald P. Barnes	51	Senior Vice President — Sales

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

J. Michael Dodson has served as Senior Vice President and Chief Financial Officer of the Company since January 2010. Before joining the Company, Mr. Dodson served as a partner at Tatum, LLC, a provider of executive services on an interim or special project basis, from October 2009 to January 2010. From December 2005 to January 2009, Mr. Dodson served as Chief Financial Officer of eTelecare Global Solutions, Inc., a provider of business process outsourcing services. From May 2003 to December 2005, Mr. Dodson served as Senior Vice-President of Administration and Chief Financial Officer of Electro Scientific Industries, Inc., a supplier of production laser systems for microengineering applications. From July 1999 to December 2002, Mr. Dodson served as Chief Financial Officer of SpeedFam-IPEC, Inc., a developer of semiconductor equipment. Mr. Dodson also previously served as Corporate Controller and Chief Accounting Officer for Novellus Systems, an S&P 500 high technology manufacturer of semiconductor equipment. Mr. Dodson holds a B.B.A. with majors in Accounting and Information Systems Analysis and Design from the University of Wisconsin-Madison.

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

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications, computing, military/aerospace, industrial electronics, instrumentation, medical, high-durability commercial markets, and other significant industries we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which would have a material adverse effect on us. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the Obama Administration in the United States has enacted various, and may enact additional, economic stimulus programs, there can be no assurance as to the effectiveness of these programs, and with respect to future programs, the timing and effectiveness, of these programs. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2010;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer. Further, if we attempt to obtain future additional financing, the issues facing the credit market could negatively impact our ability to obtain such financing.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 19.8 million shares of our common stock outstanding at December 31, 2009, we may issue additional shares of common stock in the following scenarios:

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

The terms of any future credit facility may restrict our financial and operational flexibility.

We are currently negotiating an asset-backed credit facility with a new lender. If we enter into such a credit facility it will likely restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we may be required to maintain specified financial ratios and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we would meet those tests.

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

Our customers that purchase PCB engineering and manufacturing services from us are subject to their own business cycles. Some of these cycles show predictability from year to year. However, other cycles are unpredictable in commencement, depth and duration. A downturn, or any other event leading to additional excess capacity, will negatively impact our sales, gross margin and operating performance.

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

Although we have a large number of customers, net sales to our ten largest customers accounted for approximately 30%, 30% and 33% of our net sales in 2009, 2008 and 2007, respectively. We may continue to depend upon a core group of customers for a material percentage of our net sales in the future. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations and cash flows would be adversely affected.

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

To manufacture our PCBs, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. In previous years we experienced, and may experience again, increases in the cost of materials, including laminate, copper products, gold, and oil-based or oil-derivative raw materials, which could adversely impact our gross margins. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced PCBs also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for PCBs using that type of laminate, which in turn would cause a decrease in our sales.

Our recent acquisition of Coretec Inc. or future acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our Coretec acquisition or any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies:

•	unanticipated expenses and working capital requirements, including those associated with assumed actual or contingent liabilities;

•	difficulty achieving sufficient sales to offset increased expenses associated with acquisitions;

•	diversion of management’s attention;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	difficulty in entering markets in which we have limited or no prior experience;

•	losses of key employees, particularly those of the acquired organization; and

•	problems implementing adequate internal controls and procedures.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that would negatively impact our results of operations.

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

We may be unable to realize anticipated synergies or may incur additional costs in connection with the Coretec acquisition.

We have identified annual cost synergies in connection with the Coretec acquisition, consisting of the elimination of redundant corporate costs, selling, general and administrative expense reductions, materials savings and other rationalizations, in addition to the potential for revenue synergies. While management believes that these synergies are achievable, we may be unable to realize all of these synergies within the timeframe expected, or at all. In addition, we may incur additional and/or unexpected costs in order to realize these synergies.

Damage to our manufacturing facilities due to fire, natural disaster, or other event could harm our financial results.

We have manufacturing facilities in California, Colorado, Ohio, Virginia, and Ontario, Canada. The destruction or closure of any of our facilities for a significant period of time as a result of fire; explosion; blizzard; act of war or terrorism; or flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.

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

Our 10 largest customers accounted for approximately 30% of our net sales in 2009. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 18% of our net accounts receivable as of December 31, 2009 and are expected to continue to grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

The increasing prominence of EMS providers in the PCB industry could reduce our gross margins, potential sales, and customers.

Sales to EMS providers represented approximately 34% of our net sales in 2009. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations, and financial condition may be harmed.

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

We export military and commercial products from the United States to other countries. If we fail to comply with export laws, we could be subject to fines and other punitive actions.

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

We lease approximately 367,000 square feet of building space in locations throughout North America for the manufacture of quick-turn PCBs and administrative purposes. Our lease agreements expire at various dates through 2014 and represent an average annual commitment of approximately $2.2 million.

We also own four buildings with remaining mortgages totaling approximately $4.6 million at December 31, 2009 and that consist of approximately 256,000 square feet of manufacturing and office space. Associated with these buildings are land parcels totaling approximately 18.5 acres.

Our significant facilities are as follows:

Location	Primary Function	Square Feet (Approx.)
Sterling, Virginia	Manufacturing	101,000
Anaheim, California	Manufacturing and corporate headquarters	90,000
Milpitas, California	Manufacturing	72,000
Toronto, Canada(1)	Manufacturing	211,000
North Jackson, Ohio	Manufacturing	77,000
Cuyahoga Falls, Ohio	Manufacturing	40,000
Littleton, Colorado	Manufacturing	24,000
Richardson, Texas	Data Center	8,000

Total		623,000

(1)	Represents three Toronto facilities: Sheppard, McNicoll and Ellesmere. We are in the process of consolidating all Toronto manufacturing locations into the 125,000 square foot Sheppard facility.

We believe that our current facilities are sufficient for the operation of our business and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.

From time to time we are involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages. We believe as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on our consolidated financial statements.

Item 4.	Reserved.

PART II

Item 5.	Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “DDIC.”

The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	DDi Corp. Common Stock
	High	Low
Fiscal Year Ended December 31, 2009:
Fourth Quarter	$5.10	$3.78
Third Quarter	$5.16	$3.88
Second Quarter	$5.07	$3.07
First Quarter	$3.75	$2.76
Fiscal Year Ended December 31, 2008:
Fourth Quarter	$5.09	$2.55
Third Quarter	$6.45	$4.90
Second Quarter	$6.43	$4.45
First Quarter	$5.70	$4.07

As of March 12, 2010, the number of common stockholders of record was 57.

Dividend Policy

We have not declared nor paid any cash dividends on our common stock since January 1996. We have no current intention to pay cash dividends on our common stock, and we anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of any future financing agreements and other factors that our Board of Directors considers relevant.

Share Repurchases

Our Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, may be modified or discontinued at any time, and the stock repurchase authorization does not have an expiration date. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other uses for our cash that could create greater shareholder value.

No shares were repurchased during the quarter or year ended December 31, 2009. As of December 31, 2009, we had repurchased a total of 2,946,986 shares since the inception of the program.

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

The following graph compares the cumulative total stockholder return on our common stock since December 31, 2004 with the cumulative total return of (a) the NASDAQ Composite Index and (b) an index of two peer companies selected by us. The peer group is comprised of Merix Corp. and TTM Technologies Inc. This peer group index will be subject to occasional change as we or our competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on December 31, 2004 in DDi Corp. common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. On February 3, 2006, the Company effected a one-for-seven reverse stock split. All share and per share information have been retroactively adjusted to reflect the reverse stock split. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and the related notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except percentages and per share data)
Consolidated Statements of Operations Data:
Net sales	$158.0	$190.8	$181.1	$198.1	$184.6
Cost of goods sold	128.8	152.0	146.2	160.2	157.9

Gross profit	29.2	38.8	34.9	37.9	26.7
Gross profit percentage	18.5%	20.3%	19.3%	19.1%	14.4%
Operating expenses:
Sales and marketing	11.7	12.5	12.2	15.2	15.0
General and administrative	13.3	14.0	14.5	14.6	15.7
Amortization of intangible assets	0.8	5.0	5.4	4.7	4.6
Loss on sale of assembly business	—	—	—	4.6	—
Litigation reserve	—	—	—	1.7	—
Restructuring and other related charges	—	0.3	0.6	1.1	4.7
Goodwill impairment	—	38.9	—	—	54.7

Operating income (loss)	3.4	(31.9)	2.2	(4.0)	(68.0)
Interest and other (income) expense, net	0.9	(0.2)	0.5	1.4	4.8
Income (loss) from continuing operations before income taxes	2.5	(31.7)	1.7	(5.4)	(72.8)
Income tax expense	0.7	1.7	1.0	1.8	1.4

Income (loss) from continuing operations	1.8	(33.4)	0.7	(7.2)	(74.2)
(Income) loss from discontinued operations, net of tax	—	—	—	—	(10.2)

Net income (loss)	$1.8	$(33.4)	$0.7	$(7.2)	$(64.0)

Less: Series B Preferred Stock dividends, accretion and redemption charge	—	—	—	16.4	6.4

Net income (loss) applicable to common stockholders	$1.8	$(33.4)	$0.7	$(23.6)	$(70.4)

Other Financial Data:
Net income (loss) per share from continuing operations applicable to common stockholders — basic and diluted	$0.09	$(1.60)	$0.03	$(1.21)	$(10.04)
Net income (loss) per share applicable to common stockholders — basic and diluted Basic	$0.09	$(1.60)	$0.03	$(1.21)	$(8.76)
Weighted-average shares used in per share computations — Basic	19.7	21.0	22.6	19.6	8.0
Weighted-average shares used in per share computations — Diluted	19.8	21.0	22.6	19.6	8.0

	As of December 31,
	2009	2008	2007	2006	2005
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$19.4	$20.1	$20.4	$15.9	$26.0
Working capital	36.2	37.7	40.0	31.2	26.2
Total assets	120.5	90.8	136.8	139.6	164.3
Total debt, including current maturities	17.2	1.5	1.8	2.0	19.9
Stockholders’ equity	69.3	65.1	111.2	109.6	108.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of time-critical, technologically-advanced PCB engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. We have approximately 1,100 PCB customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets.

On December 31, 2009, we completed the acquisition of Coretec, a Canadian-based PCB manufacturer whose shares previously were publicly traded on the Toronto Stock Exchange. This acquisition will allow us to increase our overall North American production capacity, extend our presence in the military/aerospace and medical markets and strengthen our flex and rigid-flex product capabilities. As the acquisition closed on December 31, 2009, none of Coretec’s results of operations from 2009 were included in our 2009 Consolidated Statement of Operations.

On October 23, 2006, we completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”), a privately-held PCB manufacturer based in North Jackson, Ohio.

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

Revenue recognition — Our revenue consists primarily of the sale of PCBs using customer supplied engineering and design plans. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectability is reasonably assured. We do not have customer acceptance provisions, but we do provide our customers a limited right of return for defective PCBs. We record warranty expense at the time revenue is recognized and we maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical sales volumes and anticipated costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with our estimates.

Receivables and allowance for doubtful accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We review our allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Goodwill and other long-lived assets — Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

In connection with our annual impairment test as of December 31, 2008, we recorded a non-cash charge of $38.9 million to write-off the entire carrying value of our goodwill existing as of that date. The charge was driven by a decrease in our stock price and market capitalization as a result of the weakened economy and adverse capital market conditions. The impairment charge did not affect our normal business operations, liquidity position or availability under our previous credit facility, and we believe does not reflect the actual performance of the business. On December 31, 2009, in connection with our acquisition of Coretec, we recorded additional goodwill of approximately $3.0 million on our balance sheet. Our first annual impairment test of this goodwill will be December 31, 2010, unless indications of impairment become evident prior to that time.

Applicable accounting guidelines require impairment losses for long-lived assets, including intangible assets subject to amortization, to be recorded when indicators of impairment, such as changes in our operations strategy, reductions in demand for our products or significant economic slowdowns in the PCB industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows.

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. If our ultimate tax liability differs from the periodic tax provision reflected in the Consolidated Statements of Operations, additional tax expense will be recorded. In 2009, we completed a tax audit with Canada for years 2005 through 2008. The settlement of this audit and other tax matters increased our effective tax rate by approximately 35%.

Effective January 1, 2009, as prescribed by the authoritative guidance, any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 or related to the Coretec acquisition will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in-capital as was done in the past.

Effective January 1, 2007, as prescribed by the authoritative guidance, we utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Stock-based compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term, the expected stock price volatility of the underlying stock options and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations and Other Financial Data

The following table sets forth select data from our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales	$157,991	$190,842	$181,054
Cost of goods sold	128,778	152,058	146,195

Gross profit	29,213	38,784	34,859
	18.5%	20.3%	19.3%
Operating expenses:
Sales and marketing	11,710	12,540	12,207
General and administrative	13,329	14,004	14,468
Amortization of intangible assets	760	4,975	5,358
Restructuring and other related charges	—	295	646
Goodwill impairment	—	38,898	—

Operating income (loss)	3,414	(31,928)	2,180
Interest expense, net	624	371	461
Other expense (income), net	318	(562)	46

Income (loss) before income taxes	2,472	(31,737)	1,673
Income tax expense	688	1,702	985

Net income (loss)	1,784	(33,439)	688

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

During 2009, the overall economy, both globally and in the U.S., continued to face significant challenges, and the PCB industry as a whole experienced reduced demand. We experienced a 17.2% decrease in sales in 2009 versus the prior year with a decrease in gross margins of 1.8 points, to 18.5% in 2009 during the same period. Beginning in the third quarter of 2008, we experienced four consecutive quarters of declining revenues. However, we did experience the beginning of an increase in demand during the back half of 2009 as sales increased sequentially over the last two quarters of 2009. The sequential growth was driven primarily by the improving demand in the commercial markets, led by the communications, industrial, instrumentation, medical, and consumer electronics segments. Exiting 2009 with this increase in underlying demand, the Company recorded gross margins of 20.5% in the fourth quarter which was the highest rate in the last five quarters. In addition, if the order intake during the first two months of the first quarter of 2010 continues throughout the year, we expect net sales in 2010 to grow at least 10% over the combined DDi and Coretec pro forma prior year net sales of $220 million.

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased by $32.8 million, or 17.2%, to $158.0 million in 2009 from $190.8 million in 2008. The decrease in net sales was primarily due to a decline in customer demand related to general economic conditions.

Gross Profit

Gross profit for 2009 was $29.2 million, or 18.5% of net sales, compared to $38.8 million, or 20.3% of net sales, in 2008. The decrease in gross profit as a percentage of net sales was primarily due to less efficient absorption of fixed costs on lower sales, partially offset by reductions in variable operating expenses along with decreases in depreciation expense and management incentives.

Non-Cash Compensation

The following table sets forth select data related to non-cash compensation expense (in thousands):

	Year Ended December 31,
	2009	2008
Non-cash compensation:
Cost of goods sold	$532	$528
Sales and marketing expenses	362	298
General and administrative expenses	1,013	1,825

Total non-cash compensation	$1,907	$2,651

Non-cash compensation expense was recorded based on estimated fair value as prescribed by the authoritative guidance. The decrease in non-cash compensation expense was related to a significant number of higher-valued stock-based awards which became fully amortized in 2008 and early 2009. We expect non-cash compensation expense to be approximately $918,000 in 2010 based on unvested stock-based awards outstanding as of December 31, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $830,000, or 6.6%, to $11.7 million, or 7.4% of net sales, from $12.5 million, or 6.6% of net sales, in 2008. The decrease was primarily due to lower commissions on reduced sales levels and lower management incentives. We expect sales and marketing expenses, in terms of absolute dollars, to increase somewhat in 2010 as a result of expected higher sales levels attributed to our acquisition of Coretec, but to decrease as a percentage of sales if these higher sales levels are achieved.

General and Administrative Expenses

General and administrative expenses decreased by $675,000, or 4.8%, to $13.3 million, or 8.4% of net sales in 2009, compared to $14.0 million, or 7.3% of net sales in 2008. The decrease was primarily due to reductions in non-cash compensation expense, travel, management incentives and Sarbanes Oxley consulting fees, offset by transaction costs related to our acquisition of Coretec as well as higher professional fees. We expect general and administrative expenses in terms of absolute dollars to increase somewhat in 2010 as a result of our acquisition of Coretec, but to decrease as a percentage of sales if higher sales levels are achieved.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified during the allocation of the reorganized value of the Company subsequent to our emergence from bankruptcy in December 2003 and to customer relationships identified in connection with the purchase of Sovereign in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $1.3 million of amortization expense per quarter through November 2008, when the customer relationships identified in the bankruptcy became fully amortized, and thereafter $190,000 per quarter for the remaining Sovereign customer relationships through October 2011. Amortization expense for 2010 is expected to be approximately $760,000 based on customer relationships that are recorded as of December 31, 2009.

Restructuring

In May 2005, our Board approved plans to close our Arizona-based mass lamination operation. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. During 2008, we incurred approximately $295,000 in ongoing fees and expenses related to litigation with the landlord of one of the buildings. A ruling was issued in July 2008 in the plaintiff’s favor awarding them $52,000. This award was accrued for in the second quarter of 2008 and paid to the plaintiff in January 2009, following which the case was dismissed with prejudice. As of December 31, 2009, we had incurred a total of $6.7 million in charges relating to the closure and do not anticipate any additional charges.

We had no accrued restructuring costs as of December 31, 2009, 2008 or 2007.

Goodwill Impairment

In connection with our annual impairment test of goodwill at December 31, 2008, we recorded a non-cash charge of $38.9 million to write-off the entire carrying value of this goodwill. The charge was driven by a decrease in our stock price and market capitalization as a result of the weakened economy and adverse capital market conditions during 2008. Substantially all of the goodwill written-off was established in fresh-start accounting when we exited from the 2003 restructuring and was not related to any acquisition or transaction for which we paid cash.

The impairment charge did not affect our normal business operations, liquidity position or availability under our previous credit facility, and we believe does not reflect the actual performance of the business. On December 31, 2009, in connection with our acquisition of Coretec, we recorded additional goodwill of approximately $3.0 million on our balance sheet. Our first annual impairment test of this goodwill will be December 31, 2010, unless indications of impairment become evident prior to that time.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, interest and fees related to our previous asset-based credit facility with GE Capital, interest on our note payable on our North Jackson, Ohio facility and expense associated with long-term leases, net of interest income. Net interest expense increased to $624,000 for the year ended December 31, 2009 from $371,000 for 2008. The increase was primarily the result of the amortization of previously capitalized debt issuance costs as a result of the termination in December 2009 of our line of credit with GE Capital and increased interest expense related to deferred lease liabilities, offset somewhat by an increase in interest income earned on higher average cash balances.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our operations in Canada and other miscellaneous non-operating items. For the year ended December 31, 2009, net other expense was $318,000 compared to net other income of $562,000 for the year ended December 31, 2008 and was primarily due to the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

Income tax expense decreased by $1.0 million to $688,000 for the year ended December 31, 2009 compared to $1.7 million for the year ended December 31, 2008. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. U.S. and Canadian tax expense was lower in 2009 due to decreases in U.S. income which lowered our federal and state income taxes by approximately $870,000. In 2009, we completed a tax audit with Canada for years 2005 through 2008. The settlement of this audit and other tax matters increased our effective tax rate by approximately 35%.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales

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

The increase in non-cash compensation expense in 2008 compared to 2007 was related to additional stock option and restricted stock grants to management, directors, and other key employees in 2008.

Sales and Marketing Expenses

Sales and marketing expenses in 2008 increased on an absolute dollar basis by $333,000, or 2.7%, to $12.5 million, or 6.6% of net sales, from $12.2 million, or 6.7% of net sales, in 2007. The dollar increase was primarily due to higher non-cash compensation and management incentive compensation expenses as a result of strengthening our sales team.

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

Restructuring

In May 2005, our Board approved plans to close our Arizona-based mass lamination operation. We completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. During 2008, we incurred approximately $295,000 in ongoing fees and expenses related to litigation with the landlord of one of the buildings. A ruling was issued in July 2008 in the plaintiff’s favor awarding them $52,000. This award was accrued for in the second quarter of 2008 and paid to the plaintiff in January 2009, following which the case was dismissed with prejudice. As of December 31, 2008, we had incurred a total of $6.7 million in charges relating to the closure and do not anticipate any additional charges.

Goodwill Impairment

In connection with our annual impairment test of goodwill at December 31, 2008, we recorded a non-cash charge of $38.9 million to write-off the entire carrying value of this goodwill. The charge was driven by a decrease in our stock price and market capitalization as a result of the weakened economy and adverse capital market conditions during 2008. Substantially all of the goodwill written-off was established in fresh-start accounting when we exited from the 2003 restructuring and was not related to any acquisition or transaction for which we paid cash.

The impairment charge did not affect our normal business operations, liquidity position or availability under our previous credit facility, and we believe does not reflect the actual performance of the business.

Interest Expense, Net

Net interest expense consists of amortization of debt issuance costs, interest and fees related to our previous asset-based credit facility, which was terminated on December 31, 2009, interest on our note payable on our Ohio facility, and expense associated with long-term leases, net of interest income. Net interest expense decreased to $371,000 for the year ended December 31, 2008 from $461,000 for 2007. The decrease was primarily the result of a reduction in interest expense when one of the leases on our Milpitas, California facility expired in 2007 and a reduction in interest on our note payable as a result of a declining principal balance and declining interest rates, partially offset by a reduction in interest income due to lower interest rates in 2008 compared to 2007.

Other Expense (Income), Net

Net other expense (income) consists of foreign exchange transaction gains or losses related to our operations in Canada and other miscellaneous non-operating items. For the year ended December 31, 2008, net other income was $562,000 compared to net other expense of $46,000 for the year ended December 31, 2007 and was primarily due to the change in currency exchange rates between the U.S. and Canadian dollar.

Income Tax Expense

Income tax expense increased by $717,000 to $1.7 million for the year ended December 31, 2008 compared to $985,000 for the year ended December 31, 2007. Our income tax expense consists of both U.S. and Canadian jurisdictional taxes. U.S. and Canadian taxable income was higher in 2008, resulting in higher U.S. and Canadian income tax expense.

Quarterly Financial Information

The following table presents selected quarterly financial information for 2009 and 2008. This information is unaudited but, in our opinion, reflects all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended
	Dec 31, 2009	Sep 30, 2009	Jun 30, 2009	Mar 31, 2009	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008
	(In millions)
Net sales	$42.2	$39.3	$37.2	$39.3	$43.0	$49.3	$51.2	$47.4
Gross profit	8.7	6.6	6.7	7.3	8.4	10.2	10.4	9.7
Net income (loss)	0.6	0.2	0.4	0.5	(37.3)	1.6	1.5	0.7
Net income (loss) per share — basic and diluted	$0.03	$0.01	$0.02	$0.03	$(1.89)	$0.08	$0.07	$0.03

Liquidity and Capital Resources

	As of December 31,
	2009	2008
	(Dollars in thousands)
Working capital	$36,170	$37,682
Current ratio (current assets to current liabilities)	1.9:1.0	2.7:1.0
Cash and cash equivalents	$19,392	$20,081
Long-term debt, including current portion	$17,200	$1,516

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. We rely on cash generated from our operating activities as well as unsecured and secured funding sources, including bank deposits and bank borrowings.

As of December 31, 2009, we had total cash and cash equivalents of $19.4 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The decrease in our cash and cash equivalents, current ratio, and working capital at December 31, 2009 compared to December 31, 2008 was primarily due to less net cash provided by operations in 2009 than in 2008 and the use of approximately $5.8 million, net of cash acquired, to purchase Coretec, offset by the fact that no treasury shares were repurchased by the Company in 2009 compared to $14.4 million in share repurchases during 2008. The decrease in our current ratio was primarily due to the impact of consolidating Coretec’s current assets and liabilities at year-end 2009 in connection with the acquisition.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand and cash generated from operations. We believe that our current cash balance, in combination with net cash expected to be generated from operations will fund ongoing operations for at least the next twelve months. During the first quarter of 2010, in connection with our acquisition of Coretec, we have spent $4.3 million to pay off the line of credit with Wells Fargo Canada and expect to spend up to $3.1 million related to payments to certain Coretec employees and directors for severance and stock-based compensation. Further, in the first half of 2010, we expect to spend up to approximately $1.3 million to complete the remediation of Coretec’s Ellesmere facility located in Toronto, Ontario as well as additional payments as we continue our integration work related to our Sheppard and McNicoll facilities, both also in Toronto, Ontario.

We are currently negotiating a new $25 million asset-backed revolving credit facility with JPMorgan Chase, which would provide additional liquidity, if needed. There can be no assurance that the new credit facility will be completed, however.

In the event that we require additional funding beyond this during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require collateral. In 2009, 2008 and 2007, no individual customer accounted for 10% or more of our net sales. At December 31, 2009 and 2008, one customer accounted for 6.9% and 12.1% of our total accounts receivable, respectively.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical write-off experience and specific account review. We also review our allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to its customers.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$9,329	$25,125	$14,561
Investing activities	(9,449)	(11,495)	(6,993)
Financing activities	(294)	(14,692)	(2,187)
Effect of exchange rates on cash	(275)	698	(856)

Net change in cash and cash equivalents	$(689)	$(364)	$4,525

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $15.8 million decrease in net cash provided by operating activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a decrease in operating income after the non-cash goodwill impairment charge is excluded from operating income for the year ended December 31, 2008 and a decrease in accounts payable as a result of the timing of payments made, offset by decreases in depreciation expense, intangible asset amortization and income taxes payable and a decrease in accrued expenses.

The $2.0 million decrease in net cash used in investing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to a decrease in capital equipment investments in 2009, offset by our acquisition of Coretec.

The $14.4 million decrease in net cash used in financing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due to repurchases of our common stock totaling $14.4 million during 2008 compared with no repurchases during 2009.

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

Contractual Obligations

The following table shows our material contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt (a)	$17,778	$2,296	$3,796	$3,019	$8,667
Operating leases	11,762	4,517	5,232	2,013	—

Total commitments (b)	$29,540	$6,813	$9,028	$5,032	$8,667

(a)	Long-term debt consists of mortgage obligations and term notes acquired in connection with the purchase of Sovereign in 2006 and Coretec in 2009. In calculating future payments due by period, we used the interest rates in effect for the mortgages and term notes at December 31, 2009.

(b)	As of December 31, 2009, we have recorded tax reserves for tax contingencies of approximately $446,000. We are unable to make a reasonable estimate regarding the settlement of these tax contingencies, and as such, these contingencies have been excluded from the table. See Note 11 of the Notes to Consolidated Financial Statements—Income Tax Matters for a discussion of tax contingencies.

Revolving Credit Facility

On December 21, 2009, we terminated the Amended and Restated Credit Agreement, dated as of March 30, 2007, among the Company, certain of its subsidiaries, and General Electric Capital Credit and the related Canadian credit facility with GE Canada Finance Holding Company (the “Credit Agreements”). The terminations became effective on December 31, 2009 under the terms of the Credit Agreements. The Credit Agreements provided for a revolving unsecured credit facility of up to $25 million with a term of three years from the effective date of March 31, 2007. No borrowings were outstanding under the Credit Agreements at the time of termination, and no penalties resulted from the early terminations.

In connection with the acquisition of Coretec on December 31, 2009, we assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. At December 31, 2009, the total outstanding principal and interest owed under the credit line was approximately USD $4.2 million. We terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million on that date in full as well as an additional fee of approximately USD $101,000 for early termination and legal fees.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards related to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to materially impact its consolidated financial statements.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The effect of ASC 805 is reflected in our 2009 consolidated financial statements, as the provisions of ASC 805 were applied in connection with our acquisition of Coretec. See Note 3 of the Notes to Consolidated Financial Statements – Acquisition of Coretec Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Variable Rate Debt

In connection with our acquisitions of Sovereign and Coretec, we assumed variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment. The interest rates on our variable rate debt are tied to various floating base rates as defined or to LIBOR. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate notes payable and variable rate mortgages subject us to market risk exposure. At December 31, 2009, we had $11.6 million outstanding under such agreements at interest rates ranging from 1.74% to 6.92% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $51,000 based on amounts outstanding at December 31, 2009.

Fixed Rate Debt

The fair market value of our one long-term fixed interest rate mortgage assumed in connection with our acquisition of Coretec is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entities. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entities. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DDi Corp. and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2009. Our audit of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DDi Corp. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DDi Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Irvine, California
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp. and Subsidiaries

We have audited DDi Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DDi Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DDi Corp. and subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, DDi Corp. and subsidiaries’ internal control over financial reporting does not include internal control over financial reporting of Coretec Inc., a wholly-owned subsidiary, whose financial statements reflect total assets constituting 32 percent of the related consolidated financial statement amounts as of December 31, 2009. As indicated in Management’s Report on Internal Control Over Financial Reporting, Coretec Inc. was acquired on December 31, 2009 and therefore, management’s assertion on the effectiveness of DDi Corp. and subsidiaries’ internal control over financial reporting excluded internal control over financial reporting of Coretec Inc.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DDi Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of DDi Corp. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Irvine, California
March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of DDi Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of DDi Corp. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2008 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

March 6, 2009

DDi CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,392	$20,081
Accounts receivable, net	35,280	25,504
Inventories	19,342	13,768
Prepaid expenses and other current assets	1,265	620

Total current assets	75,279	59,973
Property, plant and equipment, net	40,175	27,848
Intangible assets, net	1,374	2,134
Goodwill	2,986	—
Other assets	659	825

Total assets	$120,473	$90,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$4,227	—
Current maturities of long-term debt	1,727	$244
Accounts payable	13,939	11,635
Accrued expenses and other current liabilities	17,242	8,776
Income taxes payable	1,974	1,636

Total current liabilities	39,109	22,291
Long-term debt	11,246	1,272
Other long-term liabilities	810	2,113

Total liabilities	51,165	25,676

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,803 and 19,856 shares issued and outstanding, respectively, at December 31, 2009 and 22,738 and 19,791 shares issued and outstanding, respectively, at December 31, 2008	23	23
Additional paid-in-capital	247,245	245,589
Treasury stock, at cost — 2,947 shares held in treasury at December 31, 2009 and 2008	(16,323)	(16,323)
Accumulated other comprehensive income (loss)	410	(354)
Accumulated deficit	(162,047)	(163,831)

Total stockholders’ equity	69,308	65,104

Total liabilities and stockholders’ equity	$120,473	$90,780

The accompanying notes are an integral part of these consolidated financial statements

DDi CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$157,991	$190,842	$181,054
Cost of goods sold	128,778	152,058	146,195

Gross profit	29,213	38,784	34,859
Operating expenses:
Sales and marketing	11,710	12,540	12,207
General and administrative	13,329	14,004	14,468
Amortization of intangible assets	760	4,975	5,358
Restructuring and other related charges	—	295	646
Goodwill impairment	—	38,898	—

Operating income (loss)	3,414	(31,928)	2,180
Non-operating (income) expense:
Interest expense	813	502	1,091
Interest income	(189)	(131)	(630)
Other expense (income), net	318	(562)	46

Income (loss) before income tax expense	2,472	(31,737)	1,673
Income tax expense	688	1,702	985

Net income (loss)	1,784	(33,439)	688

Net income (loss) per share:
Basic	$0.09	$(1.60)	$0.03
Diluted	$0.09	$(1.60)	$0.03
Weighted-average shares used in per share computations:
Basic	19,732	20,961	22,551
Diluted	19,838	20,961	22,594

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$1,784	$(33,439)	$688
Other comprehensive income (loss):
Foreign currency translation adjustments	764	(825)	203

Comprehensive income (loss)	$2,548	$(34,264)	$891

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	22,569	23	240,356	—	268	(131,080)	109,567
Stock based compensation expense	—	—	2,302	—	—	—	2,302
Issuance of common stock upon exercise of stock options	54	—	280	—	—	—	280
Issuance of restricted stock	123	—	—	—	—	—	—
Repurchases of common stock	(304)	—	—	(1,875)	—	—	(1,875)
Foreign currency translation adjustment	—	—	—	—	203	—	203
Net income	—	—	—	—	—	688	688

Balance, December 31, 2007	22,442	23	242,938	(1,875)	471	(130,392)	111,165
Stock-based compensation expense	—	—	2,651	—	—	—	2,651
Unvested restricted stock cancellations	(8)	—	—	—	—	—	—
Repurchases of common stock	(2,643)	—	—	(14,448)	—	—	(14,448)
Foreign currency translation adjustment	—	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	—	(33,439)	(33,439)

Balance, December 31, 2008	19,791	$23	$245,589	$(16,323)	$(354)	$(163,831)	$65,104
Stock-based compensation expense	—	—	1,907	—	—	—	1,907
Unvested restricted stock cancellations	(6)	—	—	—	—	—	—
Tax shares equivalent for restricted stock release	(14)	—	(251)	—	—	—	(251)
Issuance of restricted stock	85	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	764	—	764
Net income	—	—	—	—	—	1,784	1,784

Balance, December 31, 2009	19,856	$23	$247,245	$(16,323)	$410	$(162,047)	$69,308

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,784	$(33,439)	$688
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	8,237	11,119	10,012
Amortization of intangible assets	760	4,975	5,358
Amortization of debt issuance costs and discount	130	103	254
Amortization of deferred lease liability	469	535	714
Goodwill impairment	—	38,898	—
Non-cash stock-based compensation	1,907	2,651	2,302
Other	(148)	460	137
Change in operating assets and liabilities, (net of acquisitions and disposals):
Accounts receivable	621	(273)	(966)
Inventories	(316)	(582)	1,215
Prepaid expenses and other assets	69	(31)	226
Accounts payable	(805)	1,255	(2,214)
Accrued expenses and other liabilities	(2,293)	(970)	(2,474)
Income taxes payable	(1,086)	424	(691)

Net cash provided by operating activities	9,329	25,125	14,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,649)	(11,495)	(6,993)
Acquisition of Coretec Inc., net of cash acquired of $880	(5,800)	—	—

Net cash used in investing activities	(9,449)	(11,495)	(6,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(244)	(244)	(284)
Payments of debt issuance costs	(50)	—	(308)
Repurchases of common stock including commissions	—	(14,448)	(1,875)
Proceeds from exercise of stock options	—	—	280

Net cash used in financing activities	(294)	(14,692)	(2,187)

Effect of exchange rate changes on cash and cash equivalents	(275)	698	(856)

Net (decrease) increase in cash and cash equivalents	(689)	(364)	4,525
Cash and cash equivalents, beginning of period	20,081	20,445	15,920

Cash and cash equivalents, end of period	$19,392	$20,081	$20,445

The accompanying notes are an integral part of these consolidated financial statements

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. Collectively, DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi.” DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,100 PCB customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. The Company’s engineering capabilities and manufacturing facilities located in the United States and Canada, together with its suppliers in Asia, enable it to respond to time-critical orders and technology challenges for its customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, the Company completed the acquisition of Coretec Inc. (“Coretec”), a publicly-held PCB manufacturer headquartered in Toronto, Ontario, which was previously a publicly-traded company listed on the Toronto Stock Exchange. See Note 3 – Acquisition of Coretec Inc.

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. (“Sovereign”) a privately-held PCB manufacturer in North Jackson, Ohio. See Note 5 – Goodwill and Intangible Assets.

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

Fair Value of Financial Instruments

The fair value of financial instruments including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and fixed and variable rate debt approximate book value as of December 31, 2009 and 2008.

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

Revenue Recognition

The Company’s revenue consists primarily of the sale of PCBs using customer supplied engineering and design plans. Revenue from the sale of products is recognized when title and risk of loss has passed to the customer, typically at the time of shipment, persuasive evidence of an arrangement exists, including a fixed price, and collectability is reasonably assured. The Company does not have customer acceptance provisions, but it does provide customers a limited right of return for defective PCBs.

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

The Company accrues warranty expense, which is included in cost of goods sold, at the time revenue is recognized for estimated future warranty obligations related to defective PCBs at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the Company’s estimates. The warranty accrual is included in accrued expenses.

The changes in the Company’s warranty reserves were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Beginning balance	$805	$750	$592
Warranties issued during the period	4,474	4,274	3,518
Warranty liabilities assumed (1)	285	—	—
Warranty expenditures	(4,464)	(4,219)	(3,360)

Ending Balance	$1,100	$805	$750

(1)	Assumed in connection with the Company’s acquisition of Coretec.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains relationships with its customers which allow the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2009, 2008 and 2007, no individual customer accounted for 10% or more of the Company’s net sales. At December 31, 2009, one customer accounted for 6.9% of the Company’s total accounts receivable. At December 31, 2008, one customer accounted for 12.1% of the Company’s total accounts receivable.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific account review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age of receivable. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Property, Plant and Equipment

Property, plant and equipment are capitalized at historical cost and are presented net of accumulated depreciation. Assets purchased in conjunction with acquired subsidiaries are recorded at fair value and depreciated over their remaining useful lives. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the remaining lease term and is included in depreciation expense. The depreciable life assigned to the Company’s buildings is 28 years. Machinery, office furniture, equipment and vehicles are each depreciated over three to seven years.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Debt Discounts

The Company defers certain debt issuance costs relating to the establishment of its various debt facilities and the issuance of its debt instruments (see Note 6 – Revolving Credit Facilities and Long-Term Debt). These costs are capitalized and amortized over the term of the related indebtedness using the effective interest method or, if not materially different, the straight-line method.

Goodwill and Other Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

The Company accounts for long-lived assets, including intangible assets subject to amortization, in accordance with the prescribed authoritative guidance, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the PCB industry, are present. Reviews are performed to determine whether carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Comprehensive Income (Loss)

The Comprehensive Income Topic of Financial Accounting Standard board (“FASB”) Accounting Standards Codification (“ASC”) establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income (loss) plus the effect of foreign currency translation adjustments.

Foreign Currency

A portion of the sales and expenses of the Company’s Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for its Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between the Company’s U.S. entity and its Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period in accordance with the Foreign Currency Matters Topic of FASB ASC and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. The Company has foreign currency translation risk equal to its net investment in those operations. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Stock Compensation Topic of FASB ASC (“ASC 718”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2008 and 2007 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation , and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Basic and Diluted Earnings Per Share

The Company reports both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense for the years ended December 31, 2009, 2008 and 2007 were $77,000, $70,000 and $73,000, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

Pursuant to authoritative guidance, the Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis.

Segment Reporting

The Segment Reporting Topic of FASB ASC established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment which develops and manufactures multi-layer PCBs. The Company operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues by customer location (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales:
North America (1)	$144,921	$174,776	$165,732
Asia	10,583	13,822	13,563
Other	2,487	2,244	1,759

Total	$157,991	$190,842	$181,054

(1)	Sales to the United States of America represent the majority of sales to North America.

The following summarizes long-lived assets by location (in thousands):

	As of December 31,
	2009	2008
Long-lived assets:
United States of America	$26,341	$26,057
Canada	13,834	1,791

Total	$40,175	$27,848

Recent Accounting Pronouncements

In January 2010, the FASB issued amended standards related to ASC Topic 820, Fair Value Measurements and Disclosures, that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to materially impact its consolidated financial statements.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The effect of ASC 805 is reflected in the Company’s 2009 consolidated financial statements, as the provisions of ASC 805 were applied in connection with the Company’s acquisition of Coretec. See Note 3 – Acquisition of Coretec Inc.

3. ACQUISITION OF CORETEC INC.

On December 31, 2009, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Coretec by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). As a result of the Arrangement, Coretec and its subsidiaries became wholly-owned subsidiaries of the Company. Under the Arrangement, (i) Coretec’s shareholders received CAD $0.38 (USD $0.36) per Coretec common share; and (ii) holders of outstanding Coretec stock options having an exercise price less than CAD $0.38 (USD $0.36) per share received an amount per Coretec stock option equal to the difference between the CAD $0.38 (USD $0.36) and the exercise price in respect of such Coretec stock options. The aggregate cash purchase price paid by the Company under the Arrangement was CAD $7.0 million (USD $6.7 million). In addition, as a result of the Arrangement, DDi effectively assumed approximately CAD $16.7 million (USD $15.9 million) of Coretec debt.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately prior to the acquisition date, the Company owned 515,000 shares of Coretec with an acquisition date fair value of approximately USD $187,000. A gain in the amount of approximately USD $134,000 was recognized by the Company as a result of remeasuring the fair value of this equity interest in Coretec on the acquisition date, and this gain was included in net other expense (income).

The acquisition of Coretec was recorded using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations. The components of the purchase price are as follows (in thousands):

Purchase price:
Cash	$6,680
Assumption of debt (1)	15,928

Total	$22,608

(1)	See Note 6 – Revolving Credit Facilities and Long-Term Debt

The Company’s primary reasons for this acquisition were to increase its overall production capacity, extend its presence in the military/aerospace and medical markets and strengthen its flex and rigid-flex product capabilities. The significant factors that resulted in goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our core business and (b) the calculation of the fair value of tangible assets acquired. The Company did not identify any intangible assets in connection with the acquisition of Coretec.

The purchase price of Coretec was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets (for which there were none in this transaction) was recorded as goodwill. As a result of this acquisition, the Company recorded approximately $3.0 million of goodwill, representing the Company’s entire balance of goodwill as of December 31, 2009. The purchase price allocation used in the preparation of these consolidated financial statements is preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed. Any changes to the valuation of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the estimated fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill. Management does not expect the finalization of these matters to have a material effect on the allocation. Goodwill recorded in connection with the acquisition is not deductible for tax purposes. As the acquisition closed on December 31, 2009, none of Coretec’s results of operations from 2009 were included in the Company’s 2009 consolidated results of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Allocation of purchase price:
Cash	$880
Accounts receivable, net	9,558
Inventories	4,871
Prepaid expenses and other current assets	571
Property, plant and equipment	16,704
Goodwill	2,986
Accounts payable	(4,317)
Accrued expenses and other current liabilities	(8,645)

Total	$22,608

For the year ended December 31, 2009, the Company’s consolidated results of operations include acquisition-related expenses of approximately $515,000 which are included in general and administrative expenses.

In connection with the acquisition, the Company assumed a liability with an estimated fair value in the amount of approximately $1.3 million representing an accrual of expected future remediation costs to exit a leased Coretec facility in Toronto, Ontario. This effort was initiated by Coretec in mid-2009 and will be completed by the end of the facility lease term in April 2010.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Coretec acquisition had been completed as of the beginning of the periods presented. This pro forma financial information gives effect to actual operating results prior to the acquisition, but is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place at the beginning of 2008.

	2009	2008
	(in thousands, except share data)
Net sales	$220,096	$267,352
Net loss	(5,208)	(32,934)
Pro forma net loss per share—basic and diluted	$(0.26)	$(1.57)
Pro forma weighted-average shares—basic and diluted	19,732	20,961

4. DETAIL OF CERTAIN ASSET ACCOUNTS

Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2009	2008
Accounts receivable	$36,926	$27,082
Less: Allowance for doubtful accounts	(1,646)	(1,578)

	$35,280	$25,504

Inventories consist of the following (in thousands):

	As of December 31,
	2009	2008
Raw materials	$8,173	$6,144
Work-in-process	6,264	4,513
Finished goods	4,905	3,111

	$19,342	13,768

Property, plant and equipment consist of the following (in thousands):

	As of December 31,
	2009	2008
Land	$6,346	$68
Buildings and leasehold improvements	19,800	14,954
Machinery and equipment	54,083	45,292
Office furniture and equipment	8,106	7,921
Vehicles	113	85
Deposits on equipment	2,172	3,021

	90,620	71,341
Less: Accumulated depreciation	(50,445)	(43,493)

	$40,175	$27,848

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As part of fresh-start accounting, an allocation of the reorganization value in connection with our emergence from bankruptcy in 2003 resulted in goodwill of $99.8 million. Under the fresh-start accounting rules prescribed by the authoritative guidance in effect at that time, the reductions of U.S. tax valuation allowances related to net deferred tax assets that were in existence as of applying fresh-start accounting had been recognized as a credit to goodwill and not as a U.S. tax benefit for book purposes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill are as follows (in thousands):

	For Year Ended December 31,
	2009	2008	2007
Beginning balance	$—	$39,006	$39,229
Goodwill resulting from Coretec acquisition	2,986	—	—
Adjustments related to pre-fresh-start accounting tax contingencies and valuation allowances	—	(108)	(223)
Impairment charges	—	(38,898)	—

Ending balance	$2,986	$—	$39,006

Annual Goodwill Impairment Test

The Company assesses potential impairment on an annual basis on the last day of the year using a two step method. The Company operates in one operating segment and has one reporting unit, and therefore, it tests goodwill for impairment at the consolidated level against the fair value of the Company.

The goodwill recorded by the Company as of December 31, 2009 resulted from its acquisition of Coretec on that date and its first annual impairment test of this goodwill will be December 31, 2010, unless indications of impairment become evident prior to that time.

As of December 31, 2008, the Company performed the first step of its impairment test by comparing its market capitalization to its carrying value, including goodwill. Due to a decline in the Company’s stock price and market capitalization during the fourth quarter of 2008 caused by adverse equity market conditions and the general economic environment, the analysis indicated that the Company’s book value was in excess of its fair value. As a result, the Company then performed the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the fair value of the Company to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The Company determined that its goodwill was fully impaired and recorded a non-cash goodwill impairment charge to write off the entire carrying value of its goodwill of $38.9 million. The impairment charge had no impact on the Company’s tangible net book value, liquidity or availability under its previous asset-based credit facility.

As of December 31, 2007, the Company performed its annual impairment test on goodwill and determined that because the fair value of the Company, using its market capitalization as the basis, exceeded its carrying value, no goodwill impairment was indicated at that time.

Intangible Assets

As part of fresh-start accounting, an allocation of the reorganization value in 2003 resulted in identified intangible assets of $23.0 million related to customer relationships. The intangible assets were amortized over their estimated useful life of five years and were fully amortized as of November 2008. The Company further acquired $3.8 million of customer relationships intangible assets in connection with the acquisition of Sovereign which are also being amortized over their estimated useful life of five years. Amortization related to customer relationships for the years ended December 31, 2009, 2008, and 2007 was $760,000, $5.0 million, and $5.4 million, respectively.

Identifiable intangible assets consist of the following (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$26,790	$(25,416)	$1,374	$26,790	$(24,656)	$2,134

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the remaining amortizable lives of the assets is as follows (in thousands):

Year Ending December 31,
2010	$760
2011	614

Total	$1,374

6. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

Revolving credit facility and long-term debt obligations consisted of the following (in thousands):

	As of December 31,
	2009	2008
Revolving credit facility	$4,227	$—
Notes payable	12,973	1,516

Sub-total	17,200	1,516
Less: current maturities of notes payable	(1,727)	(244)
Less: revolving credit facility	(4,227)	—

Total long-term debt	$11,246	$1,272

Revolving Credit Facility with General Electric Capital Credit

On December 21, 2009, the Company terminated its Amended and Restated Credit Agreement, dated as of March 30, 2007, between the Company, certain of its subsidiaries, and General Electric Capital Credit and the related Canadian credit facility with GE Canada Finance Holding Company (the “Credit Agreements”). The terminations became effective on December 31, 2009 under the terms of the Credit Agreements. The Credit Agreements provided for a revolving unsecured credit facility of up to $25 million with a term of three years from the effective date of March 31, 2007. No borrowings were outstanding under the Credit Agreements at the time of termination, and no penalties resulted from the early terminations.

Coretec Credit Facility

In connection with the acquisition of Coretec on December 31, 2009, the Company assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. At December 31, 2009, the total outstanding principal and interest owed under the credit line was approximately USD $4.2 million. The Company terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million on that date in full as well as an additional fee of approximately USD $101,000 for early termination and legal fees.

Long-Term Debt

Sovereign Long-Term Debt

In April 2007, the Company consolidated two outstanding term loans assumed in the Sovereign acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by Sovereign’s real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of Sovereign other than the real property. At December 31, 2009, the effective interest rate of the term loan was 1.74% and the principal balance was $1.3 million.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coretec Long-Term Debt

On December 31, 2009, the Company assumed all of the long-term debt of Coretec in connection with the acquisition. Coretec had six asset-backed term loans as of December 31, 2009, as follows:

Business Development Bank of Canada

Coretec had four existing loans with Business Development Bank of Canada (“BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, and include the requirement for the guarantee of 25% of the loan balance by the Company. The BDC loans contain customary covenants including financial covenants regarding the Company’s (a) debt-to-equity ratio, which must remain at or below .75:1, and (b) working capital ratio, which must remain at or above 1.2:1. As of December 31, 2009, the Company was in compliance with all required covenants.

The outstanding term loan had a principal balance of approximately USD $1.1 million as of December 31, 2009. The loan requires monthly principal payments of approximately $44,000 over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (2.75% at December 31, 2009). The term loan matures in December 2011.

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, for expanding infrastructure. The infrastructure loan had a principal balance of approximately USD $4.8 million as of December 31, 2009, accrues interest at BDC’s floating base rate (4.25% at December 31, 2009), has a 20 year term and requires monthly payments of approximately $21,000.

The equipment loan had a principal balance of approximately USD $2.5 million as of December 31, 2009. The equipment loan accrues interest at the 1-month USD $ floating base rate plus 0.6%, (4.35% at December 31, 2009), has a 7 year term and requires monthly payments of approximately $36,000.

The building loan had a principal balance of approximately USD $431,000 as of December 31, 2009. The building loan accrues interest at BDC’s floating base rate plus 0.25%, (4.5% at December 31, 2009), matures in March 2012 and requires monthly payments of approximately $16,000.

Zions Bank Mortgage

The Company had an existing mortgage with Zions Bank with a principal balance of approximately USD $1.5 million as of December 31, 2009, secured by the land and building of the Company’s Cuyahoga Falls, Ohio facility. The mortgage accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at December 31, 2009), has a term through November 2032, and requires monthly principal and interest payments of approximately $12,000.

GE Real Estate Mortgage

The Company had an existing mortgage with GE Real Estate, with a principal balance of approximately USD $1.4 million as of December 31, 2009, secured by the land and building of the Company’s Littleton, Colorado facility. The mortgage accrues interest at a fixed rate of 7.55% per annum, has a term through June 2032, and requires monthly interest and principal payments of approximately $11,000.

Maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2010	$1,727
2011	1,759
2012	1,106
2013	1,109
2014	1,150
Thereafter	6,122

Total	$12,973

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DETAIL OF CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Accrued salaries and related benefits	$6,213	$5,568
Facility remediation accrual (1)	1,334	—
Accrued employee severance and stock-based compensation (1)	2,601	—
Current portion of deferred lease liability	497	640
Accrued warranty expense	1,100	805
Other accrued expenses	5,497	1,763

	$17,242	$8,776

(1)	Related to Coretec acquisition

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Long-term portion of deferred lease liability	$312	$767
Income tax-related liabilities	498	1,046
Other long-term liabilities	—	300

	$810	$2,113

Deferred Lease Liability

This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized through (a) a reduction of rent expense and (b) a charge to interest expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start accounting, of which $692,000 and $1.2 million of the deferred liability remained to be amortized at December 31, 2009 and 2008, respectively. In addition, approximately $117,000 and $207,000 of deferred lease liability associated with normal operating leases remained to be amortized at December 31, 2009 and 2008, respectively. Amortization for the years ended December 31, 2009, 2008 and 2007 was $469,000, $535,000 and $714,000, respectively. The non-cash interest expense associated with the deferred lease liability originating from fresh-start accounting was $561,000, $495,000 and $602,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. STOCKHOLDERS’ EQUITY

Repurchase Program

The Company’s Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, may be modified or discontinued at any time, and the stock repurchase program may be modified or discontinued at any time. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the quarter or year ended December 31, 2009. As of December 31, 2009, the Company had repurchased a total of 2,946,986 shares since the inception of the program. Shares repurchased are recorded as treasury stock (accounted for under the cost method) and are available for reissuance under our 2005 Stock Incentive Plan or as otherwise determined by the Board.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK-BASED COMPENSATION

Stock Options

In 2005, the Company adopted the DDi Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Awards under the 2005 Plan may be made to key employees and directors of DDi whose participation in the 2005 Plan is determined to be in the best interests of the Company by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2005 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Company has reserved an aggregate of 3,142,857 shares of its common stock for issuance under the 2005 Plan. Of these shares, 1,071,429 may be made in a form other than stock options and stock appreciation rights. Options granted to employees under the 2005 Plan vest annually over three years from the date of grant in equal installments and have a contractual term of 10 years.

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

The following table summarizes the Company’s stock option activity under all the plans for the year ended December 31, 2009:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2008	2,161	$8.52	7.4	$10
Granted	140	3.61
Exercised	—	—
Forfeited	(73)	9.55

Balance as of December 31, 2009	2,228	8.18	6.4	227

Options exercisable as of December 31, 2009	1,893	8.73	6.1	30

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at December 31, 2009. The Company had outstanding at December 31, 2009 options to purchase an aggregate of 172,486 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of approximately $30,000. During the years ended December 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $10,000 and $109,000, respectively, determined as of the date of exercise. No options were exercised during the year ended December 31, 2009.

The Company made an estimate of expected forfeitures and recognized compensation costs in 2009 for those equity awards expected to vest. At December 31, 2009, the total compensation cost related to non-vested stock options not yet recognized was $318,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years and will be adjusted for subsequent changes in estimated forfeitures.

During 2007, the Company recorded $93,000 of incremental cost resulting from the modification of pre-existing awards belonging to a member of the Board of Directors that retired from service to the Company in May 2007.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected Stock Price Volatility — Beginning January 1, 2006, and until December 31, 2007, the Company determined that the most appropriate indicators of its expected future stock volatility were its own historical volatility, combined with the historical volatility of its two most closely related competitors during the period immediately preceding the Company’s emergence from Chapter 11 bankruptcy in 2003. Beginning January 1, 2008, the Company determined that its own historical volatility alone was the most appropriate indicator of its expected future stock volatility, as four full years of stock trading data was then available.

Expected Dividend Yield — The Company does not pay dividends on its common stock, and management does not have any plan in the foreseeable future to do so.

Risk-Free Interest Rate — The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term, approximating the expected term of the option, as a risk-free interest rate.

Fair Value — The fair value of the Company’s stock options granted to employees for the years ended December 31, 2009, 2008 and 2007 were estimated using the following weighted average assumptions:

	For Year Ended December 31,
	2009	2008	2007
Expected term (years)	4	4	4
Expected stock price volatility	47.2%	47.7%	53.9%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.7%	2.5%	4.1%
Weighted-average fair value per share	$1.39	$1.81	$2.95

Restricted Stock

In October 2008 and December 2007, the Company granted 395,000 and 122,500 restricted stock awards, respectively, under the 2005 Plan which vest annually over three years from the date of grant in equal annual installments. The Company calculated compensation expense on these shares using the fair market value of its common stock of $3.84 and $5.80, respectively, on the grant date. No restricted stock awards were granted in 2009. At December 31, 2009, the total compensation cost related to non-vested restricted stock awards not yet recognized was $966,000 net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

	Non-vested Shares Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2009	472	$4.16
Granted	—	—
Vested	(170)	4.28
Forfeited	(39)	4.17

Non-vested at December 31, 2009	263	$4.08

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation Expense

The following table sets forth compensation cost related to stock-based compensation (in thousands):

	For Year Ended December 31,
	2009	2008	2007
Non-cash compensation expense:
Cost of goods sold	$532	$528	$374
Sales and marketing expenses	362	298	120
General and administrative expenses	1,013	1,825	1,808

Total non-cash compensation expense	$1,907	$2,651	$2,302

10. RESTRUCTURING AND OTHER RELATED CHARGES

In May 2005, the Board of Directors of the Company approved plans to close the Company’s Arizona facility in order to increase operational efficiency. The Arizona facility, encompassing three buildings, produced mass lamination cores for four of the Company’s North American PCB plants. The Company announced the exit plan to the affected workforce in May 2005, with all production activity completed by the end of that same month. The Company completed remediation of the Arizona facility (encompassing three separate buildings) and exited the last building in the third quarter of 2006. The Company incurred the following types of restructuring costs in connection with the closure of the facility: termination benefits; facility exit costs; fixed asset and inventory write-offs; taxes; and other miscellaneous charges. As of December 31, 2008, the Company had incurred a total of $6.7 million in charges relating to the closure. During 2008, the Company incurred approximately $295,000 in ongoing fees and expenses related to litigation with the landlord of one of the buildings, but does not anticipate any additional charges as this litigation was ruled upon in July 2008 and an award of $52,000 paid to the plaintiff in January 2009.

In connection with the acquisition of Coretec, the Company assumed a liability with an estimated fair value in the amount of approximately $1.3 million representing an accrual of expected future remediation costs to exit a leased Coretec facility in Toronto, Ontario. This effort was initiated by Coretec in mid-2009 and will be completed by the end of the facility lease term in April 2010.

11. INCOME TAX MATTERS

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(620)	$(36,353)	$(572)
Foreign	3,092	4,616	2,245

	$2,472	$(31,737)	$1,673

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(113)	$172	$156
State	(604)	545	243
Foreign	1,379	1,010	702

	662	1,727	1,101
Deferred:
Foreign	26	(25)	(116)

Provision for income taxes from continuing operations	$688	$1,702	$985

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities from continuing operations consist of the following (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$41,220	$45,545
Tax credits	11,421	6,061
Accrued liabilities	1,298	1,264
Capitalized research and development costs	3,142	5,962
Property, plant and equipment	3,276	3,660
Other	4,222	3,470

	64,579	65,962

Deferred tax liabilities:
Intangible assets	(92)	(280)

Valuation allowance	(64,267)	(65,436)

Net deferred tax assets from continuing operations	$220	$246

Deferred tax assets and liabilities are based on management’s best estimate of the ultimate realization of the tax benefits. Management will continually evaluate these matters.

Based upon the substantial net operating loss carryovers and current economic conditions that could impact future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2009 may not be realized. Consequently, the Company established a valuation allowance for the majority of its deferred tax assets, with the exception of deferred tax assets related to Canada (excluding deferred tax assets recorded in connection with the Company’s acquisition of Coretec), where the Company has operating income. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of taxable income that demonstrates its ability to utilize the assets and the economy stabilizes. The change in the valuation allowance from the prior year is primarily due to the impact of purchase accounting deferred tax assets recorded in connection with the Company’s acquisition of Coretec and to the 382 and 383 limitations on net operating losses and credits.

The income tax provision from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to the income (loss) from continuing operations before income taxes as below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Computed “expected” tax expense (benefit) from continuing operations	$865	$(11,108)	$586
Increase (decrease) in income taxes resulting from:
State tax	(604)	545	243
Goodwill	—	13,047	—
Resolution of tax controversies	1,007	—	—
Foreign tax differential	(124)	13	382
Research and development credits	(411)	(1,203)	(915)
Change in effective tax rate	100	—	—
Net operating loss and credit limitation	16,298	—	—
Increase (decrease) in valuation allowance	(16,298)	501	683
Other	(145)	(93)	6

Provision for income taxes from continuing operations	$688	$1,702	$985

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $88.6 million and $25 million, respectively. The federal and state NOLs begin expiring in 2021 and 2015, respectively.

At December 31, 2009, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $2.2 million and $4.8 million, respectively. The federal R&E credits begin to expire in 2027 and the state R&E credits carryover indefinitely. In addition, the Company has an AMT tax credit of approximately $205,000, which carries forward indefinitely.

At December 31, 2009, Coretec Inc. had Canadian NOL carryforwards of approximately $28.7 million and research credit carryforwards of approximately $4.9 million. The net operating losses will expire in 2029 and the research credits will begin to expire in 2020.

Pursuant to section 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attribute carryovers may be subject to limitations if certain ownership changes occur. The Company experienced ownership changes under Section 382 and 383 in 2003, 2005 and 2008. The NOLs and certain tax credits (deferred tax assets) and related valuation allowance has been written down to the amounts utilizable before their respective expirations. The deferred tax assets were reduced by $16.3 million. The annual limitations will be used to calculate NOL and other tax attributes available for utilization in each future year.

A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of our Canadian subsidiary. DDi management does not currently have plans to repatriate additional Canadian earnings. U.S. income taxes have not been provided on approximately $10.1 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

The Company is periodically under examination by various taxing authorities. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance.

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of year	$921	$1,398
Settlements	(313)	(121)
Increases in balances related to tax positions taken in prior periods	116	—
Decreases in balances related to tax positions taken during prior periods	(434)	(259)
Increases in balances related to tax positions taken during current period	156	—
Currency fluctuations	—	(97)

Balance at end of year	$446	$921

As of December 31, 2009, the Company’s total unrecognized tax benefit was $446,000, which amount has been included in other long-term liabilities on the accompanying consolidated balance sheets. If recognized in future periods, there would be a favorable effect of $331,000 to the effective tax rate. Management anticipates a decrease in the tax contingency reserve in the next twelve months due to statute expirations of approximately $108,000.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at December 31, 2009 and 2008 were $104,000 and $418,000, respectively. The amount of interest and penalties accrued in 2009 was $310,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2008 with the final results of the examination included in preparation of the 2009 consolidated financial statements. State jurisdictions that remain subject to examination range from 2003 to 2009.

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation.

The following table sets forth the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Weighted-average shares of common stock outstanding — basic	19,732	20,961	22,551
Weighted common stock equivalents	106	—	43

Weighted-average shares of common stock and common stock equivalents outstanding — diluted	19,838	20,961	22,594

Net income (loss)	$1,784	$(33,439)	$688
Net income (loss) per share — basic and diluted	$0.09	$(1.60)	$0.03

For the year ended December 31, 2009, common shares issuable upon exercise of outstanding stock options and restricted stock of 2,385,591 were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

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

13. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company began applying fair value measurements to assets and liabilities reported in its financial statements at fair value on a recurring basis as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This topic establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by market data.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, revolving credit facility, accounts payable, accrued liabilities and income taxes payable, approximate their carrying values due to their short maturities. These items are classified as either Level 1 or Level 2 inputs.

Cash equivalents consist of the Company’s excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of the Company’s cash equivalents was $19.4 million as of December 31, 2009 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of the Company’s variable and fixed rate notes payable and mortgage debt as of December 31, 2009, the Company estimated that in the current market the Company’s cost of borrowing on similar debt would, on average, be approximately 5.75% based on its current debt rating and an analysis of current market rates. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), the Company estimated the fair value of its debt to be approximately $285,000 higher than its carrying value of $12.9 million.

As of December 31, 2009, the carrying amount of the Company’s revolving line of credit debt assumed in connection with the Coretec acquisition was representative of its fair value due to the fact that the line had just been entered into in March 2009, less than one year earlier, and because of its classification as short-term debt as it was paid off in full by the Company in February 2010.

14. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Operating leases

The Company has entered into various operating leases principally for manufacturing facilities, office space, and equipment that expire at various dates through 2014, some of which contain escalating rent provisions. The Company recognizes rent expense using a straight-line method based on total lease payments. Future annual minimum lease payments under all non-cancelable operating leases with initial terms of one year or more, consist of the following at December 31, 2009 (in thousands):

Year Ending December 31,
2010	$4,517
2011	3,523
2012	1,709
2013	1,041
2014	972

Total	$11,762

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $3.5 million, $3.4 million, and $3.6 million, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

From time to time the Company is involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages. The Company believes as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the Company’s consolidated financial statements.

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

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash payments for:
Income taxes	$1,127	$1,210	$1,856

Interest	$98	$134	$207

Acquisition of Coretec Inc.:
Cash consideration	$6,680	$—	$—
Fair value of non-cash tangible assets acquired	(31,704)	—	—
Goodwill	(2,986)	—	—
Liabilities assumed and incurred	28,890	—	—

Cash acquired	$880	$—	$—

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1) (2)	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$1,578	$262	$—	$(194)	$1,646
Year ended December 31, 2008	$1,687	$301	$—	$(410)	$1,578
Year ended December 31, 2007	$1,933	$632	$—	$(878)	$1,687
Deferred Tax Valuation Allowance:
Year ended December 31, 2009	$65,436	$(16,298)	$15,129	$—	$64,267
Year ended December 31, 2008	$63,290	$1,409	$737	$—	$65,436
Year ended December 31, 2007	$61,771	$1,068	$451	$—	$63,290

(1)	For the “Allowance for Doubtful Accounts” account specifically, data includes both amounts charged to general and administrative expense (for bad debts) and as a reduction to revenue (for sales returns and discounts).
(2)	Also includes any applicable opening reserve balances recorded in connection with the acquisition of Coretec on December 31, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our evaluation of the effectiveness of internal control excluded consideration of internal control over the financial reporting of Coretec Inc. and its subsidiaries, which were acquired by us on December 31, 2009. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. Our independent registered public accounting firm, Grant Thornton LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which appears on page 38 herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On December 8, 2009, the Board of Directors of the Company adopted the Senior Management Bonus Program for the fiscal year ending December 31, 2010 (the “2010 Bonus Program”). Selected employees, including all of the Company’s executive officers, are eligible to participate in the 2010 Bonus Program. Each participant in the 2010 Bonus Program has been assigned a target annual cash bonus. Participants may earn bonuses based on (a) the achievement by the Company of certain financial goals set forth in the Company’s annual budget related to the Company’s EBITDA from the Company’s consolidated operations less the total amount of bonus payments awarded under the 2010 Bonus Program and certain other adjustments (“Net EBITDA”); and (b) meeting annual personal objectives established for each participating employee.

Under the 2010 Bonus Program, (i) the target bonus for Mikel Williams, the President and Chief Executive Officer of the Company, is 100% of his base salary, with the opportunity to earn up to 135% of this amount based on the level of personal performance and the achievement of the Company’s financial goals; (ii) the target bonus for Mike Mathews, the Senior Vice President - Manufacturing Operations of the Company, is 50% of his base salary, with the opportunity to earn up to 125% of this amount based on the level of personal performance and the achievement of the Company’s financial goals; (iii) the target bonus for Jerry Barnes, the Senior Vice President - Sales of the Company, is 60% of his base salary, with the opportunity to earn up to 117% of this amount based on the level of personal performance and the achievement of the Company’s financial goals; and (iv) the target bonus for Michael Dodson, the Chief Financial Officer of the Company, is 50% of his base salary, with the opportunity to earn up to 125% of this amount based on the level of personal performance and the achievement of the Company’s financial goals. Bonus payouts are subject to pro-ration in the event participants are on leave. The 2010 Bonus Program also provides the Compensation Committee with discretion to grant additional discretionary bonuses to participants, including the Company’s named executive officers.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2010 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2009, is incorporated herein by reference.

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

(a)1. Financial Statements

Included in Part II of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

Included in Part II of this Annual Report on Form 10-K

Schedule II - Valuation and Qualifying Accounts. Schedules I, III, IV and V are not included because they are not required.

(a)3 and (b). Exhibits

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

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Arrangement Agreement dated November 23, 2009 between DDi Corp. and Coretec Inc.		8-K		2.1	11/30/2009

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.5	Amended and Restated Bylaws of DDi Corp.		8-K		3.1	12/11/2007

10.1*	Dynamic Details Incorporated 2009 Senior Management Bonus Program		10-K	12/31/2008	10.2	3/6/2009

10.2*	Dynamic Details Incorporated 2010 Senior Management Bonus Program	X

10.3*	Independent Director Compensation Policy		10-K	12/31/2006	10.3	3/12/2007

10.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004

10.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004

10.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004

10.7*	DDi Corp. 2005 Stock Incentive Plan, as Amended		S-8		4.4	11/7/2008

10.8*	Form of Stock Option Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		10	12/27/2005

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.9*	Form of Restricted Share Award Agreement under the DDi Corp 2005 Stock Incentive Plan		8-K		99.2	12/11/2007

10.10*	Employment Agreement dated April 7, 2008 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/11/2008

10.11*	Employment Agreement dated April 7, 2008 between DDi Corp. and Michael R. Mathews		8-K		99.2	4/11/2008

10.12*	Separation Agreement and General Release between DDi Corp. and Sally Edwards dated October 16, 2009.		8-K		99.1	10/20/2009

10.13*	Employment Agreement dated April 7, 2008 between DDi Corp. and Gerald Barnes		8-K		99.3	4/11/2008

21.1	Subsidiaries of DDi Corp.	X

23.1	Consent of Grant Thornton LLP	X

23.2	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules.

The required financial statement schedule, Schedule II — Valuation and Qualifying Accounts, is set forth under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and is hereby incorporated by reference in this Item 15 (c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 12th day of March, 2010.

DDi CORP.

By:	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

/s/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIKEL H. WILLIAMS	President, Chief Executive Officer and Director	March 12, 2010
Mikel H. Williams	(Principal Executive Officer)

/s/ J. MICHAEL DODSON	Chief Financial Officer	March 12, 2010
J. Michael Dodson	(Principal Financial and Accounting Officer)

/s/ ROBERT J. AMMAN	Director	March 12, 2010
Robert J. Amman

/s/ JAY B. HUNT	Director	March 12, 2010
Jay B. Hunt

/s/ ANDREW E. LIETZ	Director	March 12, 2010
Andrew E. Lietz

/s/ BRYANT RILEY	Director	March 12, 2010
Bryant Riley

/s/ STEVEN C. SCHLEPP	Director	March 12, 2010
Steven C. Schlepp

/s/ CARL R. VERTUCA, JR.	Director	March 12, 2010
Carl R. Vertuca, Jr.