Form 10-Q
period 2010-03-31
DDI CORP
filed 2010-05-07
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010, DDi Corp. had 19,855,634 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

Form 10-Q for the Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,171	$19,392
Accounts receivable, net	45,469	35,280
Inventories	21,094	19,342
Prepaid expenses and other current assets	1,104	1,265

Total current assets	79,838	75,279
Property, plant and equipment, net	39,648	40,175
Intangible assets, net	1,184	1,374
Goodwill	3,485	2,986
Other assets	723	659

Total assets	$124,878	$120,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$4,227
Current maturities of long-term debt	1,729	1,727
Accounts payable	22,782	13,939
Accrued expenses and other current liabilities	13,317	17,242
Income taxes payable	1,509	1,974

Total current liabilities	39,337	39,109
Long-term debt	10,919	11,246
Other long-term liabilities	747	810

Total liabilities	51,003	51,165

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,803 shares issued and 19,856 shares outstanding at March 31, 2010 and December 31, 2009	23	23
Additional paid-in-capital	247,369	247,245
Treasury stock, at cost — 2,947 shares held in treasury at March 31, 2010 and December 31, 2009	(16,323)	(16,323)
Accumulated other comprehensive income	1,054	410
Accumulated deficit	(158,248)	(162,047)

Total stockholders’ equity	73,875	69,308

Total liabilities and stockholders’ equity	$124,878	$120,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$64,665	$39,275
Cost of goods sold	50,679	32,015

Gross profit	13,986	7,260
Operating expenses:
Sales and marketing	4,507	2,905
General and administrative	4,423	3,424
Amortization of intangible assets	190	190

Operating income	4,866	741
Interest expense	459	198
Interest income	(17)	(56)
Other expense (income), net	216	(45)

Income before income tax expense	4,208	644
Income tax expense	409	131

Net income	$3,799	$513

Net income per share:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03
Weighted-average shares used in per share computations:
Basic	19,824	19,715
Diluted	19,971	19,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,799	$513
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,200	2,066
Amortization of intangible assets	190	190
Amortization of debt issuance costs and discount	—	26
Amortization of deferred lease liability	(115)	—
Non-cash stock-based compensation	348	620
Other	23	19
Changes in operating assets and liabilities:
Accounts receivable	(9,903)	(125)
Inventories	(2,080)	(26)
Prepaid expenses and other assets	163	(7)
Accounts payable	8,383	(832)
Accrued expenses and other liabilities	(4,496)	(1,072)
Income taxes payable	724	(1,210)

Net cash (used in) provided by operating activities	(764)	162

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,286)	(1,284)

Net cash used in investing activities	(1,286)	(1,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(515)	(61)
Payments of debt issuance costs	(78)	—
Repayment of revolving credit facility	(4,290)	—

Net cash used in financing activities	(4,883)	(61)

Effect of exchange rate changes on cash and cash equivalents	(288)	37

Net decrease in cash and cash equivalents	(7,221)	(1,146)
Cash and cash equivalents, beginning of period	19,392	20,081

Cash and cash equivalents, end of period	$12,171	$18,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi”. The accompanying unaudited condensed financial statements include the accounts of Coretec Inc., a PCB manufacturer that was acquired by the Company on December 31, 2009, except for the Condensed Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2009. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009, and such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended March 31, 2010 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2009.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has approximately 1,100 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. The Company’s engineering capabilities and manufacturing facilities located in the United States and Canada, together with its suppliers in Asia, enable it to respond to time-critical orders and technology challenges for its customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, the Company completed the acquisition of Coretec Inc. (“Coretec”), a PCB manufacturer headquartered in Toronto, Ontario, which was previously a publicly-traded company listed on the Toronto Stock Exchange. See Note 2 – Acquisition of Coretec Inc.

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

NOTE 2. ACQUISITION OF CORETEC INC.

On December 31, 2009, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Coretec by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). As a result of the Arrangement, Coretec and its subsidiaries became wholly-owned subsidiaries of the Company. Under the Arrangement, (i) Coretec’s shareholders received Canadian Dollar (“CAD”) $0.38 United States Dollar (“USD”) ( $0.36) per Coretec common share; and (ii) holders of outstanding Coretec stock options having an exercise price less than CAD $0.38 (USD $0.36) per share received an amount per Coretec stock option equal to the difference between the CAD $0.38 (USD $0.36) and the exercise price in respect of such Coretec stock options. The aggregate cash purchase price paid by the Company under the Arrangement was CAD $7.0 million (USD $6.7 million). In addition, as a result of the Arrangement, DDi effectively assumed approximately CAD $16.7 million (USD $15.9 million) of Coretec debt.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The purchase price allocation used in the preparation of the consolidated financial statements at December 31, 2009 was preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed in the Coretec acquisition. During the first quarter, with the addition of new operating data, we were able to update certain analyses and determine that certain inventory balances as of December 31, 2009 required adjustment to decrease the net balance by $0.4 million which resulted in an increase to goodwill of the same amount. Management does not expect any additional adjustments upon finalization of these matters to have a material effect on the allocation.

The acquisition of Coretec was recorded using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$8,455	$8,173
Work-in-process	7,980	6,264
Finished goods	4,659	4,905

Total	$21,094	$19,342

NOTE 4. REVOLVING CREDIT FACILITY

Coretec Credit Facility

In connection with the acquisition of Coretec on December 31, 2009, the Company assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. At December 31, 2009, the total outstanding principal and interest owed under the credit line was approximately USD $4.2 million. The Company terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million on that date in full as well as an additional fee of approximately USD $0.1 million for early termination and legal fees. This fee has been reflected as interest expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010.

NOTE 5. LONG-TERM DEBT

Term Loan

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. a privately-held PCB manufacturer in North Jackson, Ohio. In April 2007, the Company consolidated two outstanding term loans assumed in this acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by the real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of the acquired company other than the real property. At March 31, 2010 and December 31, 2009, the effective interest rate of the term loan was 1.73% and 1.74%, respectively, and the principal balance was $1.2 million and $1.3 million, respectively.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Coretec Long-Term Debt

On December 31, 2009, the Company assumed all of the long-term debt of Coretec in connection with the acquisition, consisting of six asset-backed term loans as follows:

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (“BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, and includes the requirement for the guarantee of 25% of the loan balance by the Company. The BDC loans contain customary covenants including financial covenants regarding the Company’s (a) debt-to-equity ratio, which must remain at or below .75:1, and (b) working capital ratio, which must remain at or above 1.2:1. As of March 31, 2010, the Company was in compliance with all required covenants.

The outstanding term loan had a principal balance of approximately USD $0.9 million as of March 31, 2010. The loan requires monthly principal payments of approximately $44,000 over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (2.75% at March 31, 2010). The term loan matures in December 2011.

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, for expanding infrastructure. The infrastructure loan had a principal balance of approximately USD $4.8 million as of March 31, 2010, accrues interest at BDC’s floating base rate (4.25% at March 31, 2010), has a 20 year term and requires monthly payments of approximately $21,000.

The equipment loan had a principal balance of approximately USD $2.4 million as of March 31, 2010. The equipment loan accrues interest at the 1-month USD floating base rate plus 0.6%, (4.35% at March 31, 2010), has a 7 year term and requires monthly payments of approximately $36,000.

The building loan had a principal balance of approximately USD $0.4 million as of March 31, 2010. The building loan accrues interest at BDC’s floating base rate plus 0.25%, (4.5% at March 31, 2010), matures in March 2012 and requires monthly payments of approximately $16,000.

Zions Bank Mortgage

The mortgage loan with Zions Bank had a principal balance of approximately USD $1.5 million as of March 31, 2010, secured by the land and building of the Company’s Cuyahoga Falls, Ohio facility. The mortgage accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at March 31, 2010), has a term through November 2032, and requires monthly principal and interest payments of approximately $12,000.

GE Real Estate Mortgage

The mortgage loan with GE Real Estate had a principal balance of approximately USD $1.3 million as of March 31, 2010, secured by the land and building of the Company’s Littleton, Colorado facility. The mortgage accrues interest at a fixed rate of 7.55% per annum, has a term through June 2032, and requires monthly interest and principal payments of approximately $11,000.

6. PRODUCT WARRANTY

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

	Three Months Ended March 31,
	2010	2009
Beginning balance	$1,100	$805
Warranties issued during the period	1,412	1,127
Warranty expenditures	(1,339)	(1,142)

Ending balance	$1,173	$790

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7. INCOME TAXES

The Company applies the provisions of Income Taxes Topic of FASB ASC which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company had $0.4 million of total gross unrecognized tax benefits at March 31, 2010 and December 31, 2009. If recognized in future periods there would be a favorable effect of $0.3 million to the effective tax rate. Management anticipates a decrease of approximately $0.1 million in the tax contingency reserve during the remainder of 2010 due to statute expirations. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2002 to 2009.

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and its continuous evaluation of the realization of its deferred tax assets and uncertain tax positions. The reduced income tax rate in 2010 was primarily the result of reserved net operating loss carryforwards and tax credits available to offset higher operating results in 2010.

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

NOTE 8. STOCK-BASED COMPENSATION

Stock Options

There were 462,000 grants of stock option awards during the three months ended March 31, 2010 and no grants of stock option awards during the three months ended March 31, 2009. As of March 31, 2010, the total compensation cost related to non-vested stock options not yet recognized was $0.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.4 years.

Restricted Stock

There were 25,000 grants of restricted stock awards during the three months ended March 31, 2010 and no grants of restricted stock awards during the three months ended March 31, 2009. As of March 31, 2010, the total compensation cost related to non-vested restricted stock awards not yet recognized was $0.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.6 years.

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended March 31,
	2010	2009
Non-cash compensation expense:
Cost of goods sold	$125	$139
Sales and marketing expenses	84	88
General and administrative expenses	139	393

Total non-cash compensation expense	$348	$620

NOTE 9. STOCK REPURCHASE PROGRAM

The Company’s Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements and the stock repurchase program. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the quarter ended March 31, 2010. As of March 31, 2010, the Company had repurchased a total of 2,946,986 shares since the inception of the program. Shares repurchased are recorded as treasury stock (accounted for under the cost method) and are available for reissuance as determined by the Board.

NOTE 10. SEGMENT REPORTING

Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Since early 2005, the Company has operated primarily in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2010	2009
Net sales:
North America (1)	$56,502	$36,400
Asia	6,666	2,074
Other	1,497	801

Total	$64,665	$39,275

(1)	The majority of sales in North America are to customers located in the United States.

NOTE 11. NET INCOME PER SHARE

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Weighted-average shares of common stock outstanding – basic	19,824	19,715
Weighted-average common stock equivalents	147	25

Weighted-average shares of common stock outstanding – diluted	19,971	19,740

Net income	$3,799	$513

Net income per share – basic and diluted	$0.19	$0.03

For the three months ended March 31, 2010 and 2009, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,747,730 and 2,573,924, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 12. COMPREHENSIVE INCOME

Comprehensive income includes unrealized translation gains and losses that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,799	$513
Other comprehensive income:
Foreign currency translation adjustments	644	(100)

Comprehensive income	$4,443	$413

NOTE 13. FAIR VALUE MEASUREMENTS

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

Cash equivalents consist of the Company’s excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of the Company’s cash equivalents was $12.2 million as of March 31, 2010 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of the Company’s variable and fixed rate notes payable and mortgage debt as of March 31, 2010, the Company estimated that in the current market the Company’s cost of borrowing on similar debt would, on average, be approximately 6.27% based on its current debt rating and an analysis of current market rates. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), the Company estimated the fair value of its debt to be approximately $150,000 higher than its carrying value of $12.6 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company is involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages. The Company believes as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its condensed consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2010. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our Form 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Our Company

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and on manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have approximately 1,100 customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. With such a broad customer base and approximately 80 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships.

On December 31, 2009, we completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares previously were publicly traded on the Toronto Stock Exchange. We believe that this acquisition will allow us to increase our overall North American production capacity, extend our presence in the military/aerospace and medical markets and strengthen our flex and rigid-flex product capabilities.

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

Results of Operations

During the last two quarters of 2009, we experienced a sequential increase in demand and sales following four sequential quarterly declines starting in the third quarter of 2008. The sequential growth in the last six months of 2009 was driven primarily by the improving demand in the commercial markets, led by the communications, industrial, instrumentation, medical, and consumer electronics segments. This increase in demand continued during the first quarter of 2010 as revenues grew 12.2% sequentially from the fourth quarter 2009 pro-forma sales, which includes the combined sales for DDi and Coretec. We also experienced strong orders of $71.8 million during the first quarter representing a 1.11 book-to-bill ratio. If the current strength in demand continues throughout 2010, we expect net sales in 2010 to grow at least 15% over the combined DDi and Coretec pro forma net sales of $220 million for 2009.

The following tables set forth select data from our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Net sales	$64,665	$39,275	$25,390	64.6%
Cost of goods sold	50,679	32,015	18,664	58.3%

Gross profit	13,986	7,260	6,726	92.6%
Gross profit as a percentage of net sales	21.6%	18.5%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased $25.4 million, or 64.6%, to $64.7 million for the first quarter of 2010, from $39.3 million for the same period in 2009. The increase in net sales was primarily due to $17.8 million of revenues contributed by the operations of Coretec during the quarter as well as continued strong end market customer demand.

Gross Profit

Gross profit for the first quarter of 2010 was $14 million, or 21.6% of net sales, compared to $7.3 million, or 18.5% of net sales, for the same period in 2009. Gross margin in the first quarter benefited from leveraging labor and fixed overhead costs over higher production levels partially offset by an increase in material costs and approximately $0.4 million of severance costs associated with the Coretec acquisition.

Non-cash Compensation

	Three Months Ended March 31,
	2010	2009
Non-cash compensation:
Cost of goods sold	$125	$139
Sales and marketing expenses	84	88
General and administrative expenses	139	393

Total non-cash compensation	$348	$620

Non-cash compensation expense related to stock options and restricted stock awards was recorded based on estimated fair value as prescribed by the Compensation - Stock Compensation topic of FASB ASC.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Sales and marketing expenses	$4,507	$2,905	$1,602	55.1%
Percentage of net sales	7.0%	7.4%

Sales and marketing expenses increased on an absolute dollar basis by $1.6 million, or 55.1%, to $4.5 million, or 7% of net sales, for the first quarter of 2010, from $2.9 million, or 7.4% of net sales, for the first quarter of 2009. The dollar increase was primarily due to the inclusion of the sales and marketing expenses of Coretec during the quarter. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels.

General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
General and administrative expenses	$4,423	$3,424	$999	29.2%
Percentage of net sales	6.8%	8.7%

General and administrative expenses increased on an absolute dollar basis by $1.0 million, or 29.2%, to $4.4 million, or 6.8% of net sales, for the first quarter of 2010, from $3.4 million, or 8.7% of net sales, for the first quarter of 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during the quarter. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring approximately $0.4 million of incremental professional fees in connection with the Coretec acquisition during the first quarter of 2010.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.2 million of amortization expense per quarter for the remaining acquisition-related customer relationships through October 2011.

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, fees related to the termination of the Coretec revolving credit line, and interest on our note payable and newly acquired Coretec long-term debt consisting of six asset-backed term loans. Interest expense increased to $0.5 million for the first quarter of 2010 compared to $0.2 million for the same period in 2009.

Other Income, Net

Net other income consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the first quarter of 2010, net other expense was $0.2 million compared to net other income of $45,000 in the first quarter of 2009.

Income Tax Expense

The Company recorded income tax expense for the first quarter of 2010 of $0.4 million or 9.7% of pre-tax income, compared to income tax expense of $0.1 million, or 20.3% of pre-tax income, for the same period in 2009. The increase in income tax expense was primarily due to an increase in Canadian income tax expense in the first quarter of 2010. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carryforwards to the extent of current earnings.

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

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Working capital	$40,501	$36,170
Current ratio (current assets to current liabilities)	2.0 : 1.0	1.9 : 1.0
Cash and cash equivalents	$12,171	$19,392
Long-term debt, including current portion	$12,648	$17,200

As of March 31, 2010, we had total cash and cash equivalents of $12.2 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio from December 31, 2009 was primarily due to an increase in our current assets primarily due to higher accounts receivable and to a lesser extent higher inventory offset by a decrease in cash and cash equivalents. The increase in accounts receivable was primarily due to increased sales levels during the quarter as well as an increase in our days sales outstanding as the integration of the Coretec credit and collection function required resources that normally were dedicated to collection efforts.

The decrease in our cash and cash equivalents of $7.2 million from December 31, 2009 was primarily due to the payment of the Coretec revolving credit line and other debt of $4.8 million and our investments in capital equipment of $1.3 million during the first quarter of 2010.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand and cash generated from operations. We believe that our current cash balance, in combination with net cash expected to be generated from operations, will fund ongoing operations for at least the next twelve months. In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(764)	$162
Investing activities	(1,286)	(1,284)
Financing activities	(4,883)	(61)
Effect of exchange rates on cash	(288)	37

Net decrease in cash and cash equivalents	$(7,221)	$(1,146)

Net cash (used in) provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1 million increase in net cash used by operating activities for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to increases in accounts receivable, inventories, and accounts payable, reflecting our expanded revenue and production levels in the first quarter of 2010, as well as decreases in accrued expenses as a result of the timing of payments made.

Net cash used in investing activities for the three months ended March 31, 2010 was essentially flat compared to the same period in 2009.

The $4.8 million increase in net cash used in financing activities for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the complete pay off of the borrowings from the revolver credit facility that was assumed upon the acquisition of Coretec at the end of 2009, as well as required principal payments made on Coretec term debt that was also assumed.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K. We believe that at March 31, 2010 there had been no material changes to this information.

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

Our variable-rate notes payable and variable rate mortgages subject us to market risk exposure. At March 31, 2010, we had $12.6 million outstanding under such agreements at interest rates ranging from 1.73% to 7.55% per annum.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

DDi CORP.

Date: May 7, 2010	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: May 7, 2010	/s/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer