Form 10-Q
period 2010-06-30
DDI CORP
filed 2010-07-30
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, DDi Corp. had 19,942,709 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

FORM 10-Q for the Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,547	$19,392
Accounts receivable, net	45,154	35,280
Inventories, net	20,619	19,342
Prepaid expenses and other current assets	1,469	1,265

Total current assets	82,789	75,279
Property, plant and equipment, net	39,296	40,175
Intangible assets, net	994	1,374
Goodwill	3,388	2,986
Other assets	838	659

Total assets	$127,305	$120,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$4,227
Current maturities of long-term debt	1,702	1,727
Accounts payable	20,108	13,939
Accrued expenses and other current liabilities	13,653	17,242
Cash dividend payable	1,197	—
Income taxes payable	597	1,974

Total current liabilities	37,257	39,109
Long-term debt	10,350	11,246
Other long-term liabilities	658	810

Total liabilities	48,265	51,165

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,890 shares issued and 19,943 shares outstanding at June 30, 2010 and 22,803 shares issued and 19,856 shares outstanding at December 31, 2009	23	23
Additional paid-in-capital	246,984	247,245
Treasury stock, at cost — 2,947 shares held in treasury at June 30, 2010 and December 31, 2009	(16,323)	(16,323)
Accumulated other comprehensive income	607	410
Accumulated deficit	(152,251)	(162,047)

Total stockholders’ equity	79,040	69,308

Total liabilities and stockholders’ equity	$127,305	$120,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$68,382	$37,177	$133,047	$76,452
Cost of goods sold	53,067	30,498	103,746	62,513

Gross profit	15,315	6,679	29,301	13,939
Operating expenses:
Sales and marketing	4,294	2,829	8,801	5,734
General and administrative	4,080	2,835	8,503	6,259
Amortization of intangible assets	190	190	380	380

Operating income	6,751	825	11,617	1,566
Interest expense	405	197	760	395
Interest income	(7)	(52)	(24)	(108)
Other expense, net	44	121	364	76

Income before income tax expense	6,309	559	10,517	1,203
Income tax expense	312	125	721	256

Net income	$5,997	$434	$9,796	$947

Net income per share:
Basic	$0.30	$0.02	$0.49	$0.05
Diluted	$0.29	$0.02	$0.48	$0.05
Dividend declared per share	$0.06		$0.06
Weighted-average shares used in per share computations:
Basic	19,863	19,715	19,844	19,715
Diluted	20,544	19,803	20,257	19,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,796	$947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,363	4,093
Amortization of intangible assets	380	380
Amortization of debt issuance costs and discount	—	52
Amortization of deferred lease liability	(225)	—
Stock-based compensation	689	1,137
Deferred income taxes	19	—
Other	152	48
Changes in operating assets and liabilities:
Accounts receivable	(9,860)	6,084
Inventories	(1,685)	97
Prepaid expenses and other assets	(275)	(199)
Accounts payable	6,163	(3,569)
Accrued expenses and other current liabilities	(4,209)	(1,561)
Income taxes payable	(868)	(1,160)

Net cash provided by operating activities	4,440	6,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,623)	(2,271)

Net cash used in investing activities	(3,623)	(2,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(875)	(122)
Payments of debt issuance costs	(108)	—
Repayment of revolving credit facility	(4,290)	—
Proceeds from exercise of stock options	471	—

Net cash used in financing activities	(4,802)	(122)

Effect of exchange rate changes on cash and cash equivalents	140	(96)

Net (decrease) increase in cash and cash equivalents	(3,845)	3,860
Cash and cash equivalents, beginning of period	19,392	20,081

Cash and cash equivalents, end of period	$15,547	$23,941

Supplemental disclosure of cash flow information:
	Six Months Ended June 30,
	2010	2009
Non-cash financing activity:
Dividend declared and accrued	$1,197	—
Non-cash operating activity:
Adjustment of inventory balance to goodwill relating to acquisition of Coretec	$402	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. DDi Corp. and its subsidiaries are referred to as the “Company” or “DDi”. The accompanying unaudited condensed financial statements include the accounts of Coretec Inc., a PCB manufacturer that was acquired by the Company on December 31, 2009. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009, and such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended June 30, 2010 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards related to Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures, that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17- Revenue Recognition – Milestone Method (“ASC 2010-017”). ASC 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 2. ACQUISITION OF CORETEC INC.

On December 31, 2009, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Coretec by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). As a result of the Arrangement, Coretec and its subsidiaries became wholly-owned subsidiaries of the Company. Under the Arrangement, (i) Coretec’s shareholders received Canadian Dollar (“CAD”) of $0.38 (United States Dollar (“USD”) of $0.36) per Coretec common share; and (ii) holders of outstanding Coretec stock options having an exercise price less than CAD $0.38 (USD $0.36) per share received an amount per Coretec stock option equal to the difference between the CAD $0.38 (USD $0.36) and the exercise price in respect of such Coretec stock options. The aggregate cash purchase price paid by the Company under the Arrangement was CAD $7.0 million (USD $6.7 million). In addition, as a result of the Arrangement, DDi effectively assumed approximately CAD $16.7 million (USD $15.9 million) of Coretec debt.

The purchase price allocation used in the preparation of the consolidated financial statements at December 31, 2009 was preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed in the Coretec acquisition. During the first quarter of 2010, with the addition of new operating data, we were able to update certain analyses and determine that certain inventory balances as of December 31, 2009 required adjustment to decrease the net balance by $0.4 million which resulted in an increase to goodwill of the same amount. Management does not expect any additional adjustments upon finalization of these matters to have a material effect on the allocation.

The acquisition of Coretec was recorded using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$8,738	$8,173
Work-in-process	7,091	6,264
Finished goods	4,790	4,905

Total	$20,619	$19,342

NOTE 4. REVOLVING CREDIT FACILITY

Coretec Credit Facility

In connection with the acquisition of Coretec on December 31, 2009, the Company assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. At December 31, 2009, the total outstanding principal and interest owed under the credit line was approximately USD $4.2 million. The Company terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million on that date in full as well as an additional fee of approximately USD $0.1 million for early termination and legal fees. This fee has been reflected as interest expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 5. LONG-TERM DEBT

Term Loan

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. a privately-held PCB manufacturer in North Jackson, Ohio. In April 2007, the Company consolidated two outstanding term loans assumed in this acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by the real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of the acquired company other than the real property. At June 30, 2010 and December 31, 2009, the effective interest rate of the term loan was 1.85% and 1.74%, respectively, and the principal balance was $1.2 million and $1.3 million, respectively.

Coretec Long-Term Debt

On December 31, 2009, the Company assumed all of the long-term debt of Coretec in connection with the acquisition, consisting of six asset-backed term loans as follows:

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (“BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility located in Toronto, Ontario, and include the requirement for the guarantee of 25% of the loan balance by the Company. During the second quarter, BDC defined the target available funds coverage ratio to be at 1.5. As of June 30, 2010, the Company was in compliance with all required covenants.

The outstanding term loan had a principal balance of approximately USD $0.8 million as of June 30, 2010. The loan requires monthly principal payments of approximately USD $44,000 over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (3% at June 30, 2010). The term loan matures in December 2011.

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, for expanding infrastructure. The infrastructure loan had a principal balance of approximately USD $4.6 million as of June 30, 2010, accrues interest at BDC’s floating base rate (4.5% at June 30, 2010), has a 20 year term and requires monthly principal payments of approximately USD $21,000.

The equipment loan had a principal balance of approximately USD $2.3 million as of June 30, 2010. The equipment loan accrues interest at the 1-month USD floating base rate plus 0.6%, (4.45% at June 30, 2010), has a 7 year term and requires monthly payments of approximately USD $36,000.

The building loan had a principal balance of approximately USD $0.3 million as of June 30, 2010. The building loan accrues interest at BDC’s floating base rate plus 0.25%, (4.75% at June 30, 2010), matures in March 2012 and requires monthly payments of approximately USD $17,000.

Zions Bank Mortgage

The mortgage loan with Zions Bank had a principal balance of approximately USD $1.5 million as of June 30, 2010, secured by the land and building of the Company’s Cuyahoga Falls, Ohio facility. The mortgage accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at June 30, 2010), has a term through November 2032, and requires monthly principal and interest payments of approximately USD $12,000.

GE Real Estate Mortgage

The mortgage loan with GE Real Estate had a principal balance of approximately USD $1.3 million as of June 30, 2010, secured by the land and building of the Company’s Littleton, Colorado facility. The mortgage accrues interest at a fixed rate of 7.55% per annum, has a term through June 2032, and requires monthly interest and principal payments of approximately USD $11,000.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6. PRODUCT WARRANTY

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$1,173	$790	$1,100	$805
Warranties issued during the period	1,822	1,001	3,234	2,128
Warranty expenditures	(1,745)	(1,014)	(3,084)	(2,156)

Ending balance	$1,250	$777	$1,250	$777

NOTE 7. INCOME TAXES

The Company applies the provisions of FASB ASC Topic 740 - Income Taxes which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company had $0.4 million of total gross unrecognized tax benefits at June 30, 2010 and December 31, 2009, respectively. If recognized in future periods there would be a favorable affect of $0.3 million to the effective tax rate. Management anticipates a decrease of approximately $0.1 million in the tax contingency reserve during the remainder of 2010 due to statute expirations. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2002 to 2009.

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

Effective January 1, 2009, as required by FASB ASC 805 - Business Combinations any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as a result of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to the Company’s emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

NOTE 8. STOCK-BASED COMPENSATION

In order to determine the fair value of stock options and employee stock purchase plan shares, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of DDi common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards and restricted stock units. Certain of the stock options may vest on an accelerated basis.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock options

Stock-based compensation recognized and disclosed is based on the Black-Scholes option pricing model for estimating the fair value of options granted under the company’s equity incentive plans. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, risk-free interest rates, dividend rate, and expected term.

There were 103,800 and 565,800 stock options granted to Company directors and key employees during the three and six months ended June 30, 2010, respectively. Options granted to directors in the second quarter vest fully on the first anniversary of the grant date. Options granted to employees vest annually over three years in equal installments, commencing on the first anniversary of the grant date. As of June 30, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average period of approximately 2 years.

The following table summarizes the Company’s stock option activity under all the plans for the six months ended June 30, 2010:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2009	2,228	$8.18	6.4	$227
Granted	566	$5.50
Exercised	(87)	$5.42		$273
Forfeited	(85)	$7.80

Balance as of June 30, 2010	2,622	$7.71	6.9	$3,334

Options exercisable as of June 30, 2010	1,950	$8.48	6.0	$1,807

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at June 30, 2010.

Restricted Stock

There were zero and 25,000 shares of restricted stocks granted during the three and six months ended June 30, 2010. As of June 30, 2010, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average period of approximately 1.4 years.

A summary of the status of the Company’s non-vested restricted shares as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

	Non-vested Shares Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	263	$4.08
Granted	25	$4.48
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2010	288	$4.06

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense:
Cost of goods sold	$115	$135	$240	$274
Sales and marketing expenses	60	92	144	180
General and administrative expenses	166	290	305	683

Total stock-based compensation expense	$341	$517	$689	$1,137

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

No shares were repurchased during the three and six month period ended June 30, 2010. As of June 30, 2010, the Company had repurchased a total of 2,946,986 shares since the inception of the program. Shares repurchased are recorded as treasury stock (accounted for under the cost method) and are available for reissuance as determined by the Board.

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
North America(1)	$61,233	$34,851	$117,735	$71,251
Asia	6,224	1,744	12,890	3,818
Other	925	582	2,422	1,383

Total	$68,382	$37,177	$133,047	$76,452

(1)	The majority of sales in North America are to customers located in the United States.

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

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares of common stock outstanding — basic	19,863	19,715	19,844	19,715
Weighted-average common stock equivalents	681	88	413	57

Weighted-average shares of common stock outstanding — diluted	20,544	19,803	20,257	19,772
Net income	$5,997	$434	$9,796	$947
Net income per share — basic	$0.30	$0.02	$0.49	$0.05
Net income per share — diluted	$0.29	$0.02	$0.48	$0.05

For the three and six months ended June 30, 2010, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,228,891 and 2,495,839, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

For the three and six months ended June 30, 2009, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,630,856 and 2,662,185, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 12. DIVIDEND

On May 11, 2010, the Board of Directors declared a cash dividend of $0.06 per share, payable on July 6, 2010 (the “Payment Date”) to stockholders of record as of June 21, 2010 (the “Record Date”). DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. As of June 30, 2010, DDi had a surplus as defined by Delaware code of $79.0 million. As of the record date on June 21, 2010, there were 19,942,709 shares outstanding. The cash dividend of $1.2 million was paid on July 6, 2010. As of June 30, 2010, the Company has recorded the $1.2 million dividend as a payable with an associated charge to additional paid-in capital as opposed to retained earnings, since the Company has an accumulated deficit at the declaration date.

NOTE 13. COMPREHENSIVE INCOME

Comprehensive income includes unrealized translation gains and losses that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,997	$434	$9,796	$947
Other comprehensive income items:
Foreign currency translation adjustments	(447)	366	197	266

Comprehensive income	$5,550	$800	$9,993	$1,213

NOTE 14. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provision of FASB ASC 820, Fair Value Measurements and Disclosures. Effective January 1, 2008, the Company began applying fair value measurements to assets and liabilities reported in its financial statements at fair value on a recurring basis as required by this topic. FASB ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Cash equivalents consist of the Company’s excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of the Company’s cash equivalents was $15.5 million as of June 30, 2010 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of the Company’s variable and fixed rate notes payable and mortgage debt as of June 30, 2010, the Company used the discounted cash flow model to assess the present value of the future cash payments related to the debt. The Company estimated that in the current market the Company’s cost of borrowing on similar debt would, on average, be approximately 6.05% based on its current debt rating and an analysis of current market rates derived from the Federal Reserve. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), the Company estimated the fair value of its debt to be approximately $414 higher than its carrying value of $12.1 million.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended June 30, 2010. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

Our Company

We provide time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and on manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have over 1000 customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. With such a broad customer base and approximately 60 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of their new electronic product development. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships.

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

Results of Operations – Summary

During the last two quarters of 2009 and the first two quarters of 2010, we experienced a sequential increase in sales following four sequential quarterly declines beginning in the third quarter of 2008. The sequential growth over the last four quarters was driven primarily by the improving demand in the commercial markets, led by communications, industrial, instrumentation, medical, and consumer electronic segments. The net sales during the second quarter of 2010 were $68.4 as compared to $64.7 million in the first quarter of 2010 which represents a 5.7% sequential growth rate. We continued to experience strong orders of $69.8 million during the second quarter representing a 1.02 book to bill ratio. Operating income for the second quarter of 2010 was $6.8 million as compared to $4.9 million in the first quarter of 2010 which represents a sequential growth rate of 38.7%. The sequential quarter-over-quarter growth is primarily driven by improved operational efficiencies derived from the net sales increase and operating expense controls.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following tables set forth select data from our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Net sales	$68,382	$37,177	$31,205	83.9%
Cost of goods sold	53,067	30,498	22,569	74.0%

Gross profit	15,315	6,679	8,636	129.3%
Gross profit as a percentage of net sales	22.4%	18.0%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased $31.2 million or 83.9% to $68.4 million for the second quarter of 2010, from $37.2 million in the same period of 2009. The improvement in net sales was due to an increase in general demand plus the additional sales as a result of the acquisition of Coretec.

Gross Profit

Gross profit for the second quarter of 2010 was $15.3 million, or 22.4% of net sales, compared to $6.7 million, or 18.0% of net sales, for the same period in 2009. Gross profit in the second quarter benefited from leveraging labor and fixed overhead costs over higher production levels.

Stock-based Compensation

	Three Months Ended June 30,
	2010	2009
Stock-based compensation expense:
Cost of goods sold	$115	$135
Sales and marketing expenses	60	92
General and administrative expenses	166	290

Total stock-based compensation expense	$341	$517

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of FASB ASC 718 pertaining to stock compensation.

Sales and Marketing Expenses

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Sales and marketing expenses	$4,294	$2,829	$1,465	51.8%
Percentage of net sales	6.3%	7.6%

Sales and marketing expenses increased on an absolute dollar basis by $1.5 million, or 51.8% to $4.3 million, or 6.3% of net sales for the second quarter of 2010, from $2.8 million, or 7.6% of net sales for the second quarter of 2009. The dollar increase was primarily due to the inclusion of the sales and marketing expenses of Coretec during the quarter. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the positive operating leverage as a result of the Coretec acquisition and overall higher sales levels.

General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
General and administrative expenses	$4,080	$2,835	$1,245	43.9%
Percentage of net sales	6.0%	7.6%

General and administrative expenses increased on an absolute dollar basis by $1.2 million, or 43.9%, to $4.1 million, or 6.0% of net sales, for the second quarter of 2010, from $2.8 million, or 7.6% of net sales, for the second quarter of 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during the quarter. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring approximately $0.3 million of expense due to integration costs associated with combining two Toronto manufacturing sites into one.

The acquisition of Coretec presented DDi management with the opportunity to integrate the operations of DDi’s legacy facility in Toronto (McNicoll Avenue) with Coretec’s Toronto facility (Sheppard Avenue) which is expected to substantially reduce fixed overhead costs, eliminate excess capacity, and also take full advantage of the modern Sheppard Avenue manufacturing facility. DDi expects the integration of these two facilities to be completed by the end of the fourth quarter 2010. We incurred approximately $0.3 million during the current quarter and our updated estimated cost to complete the integration plan over the next two quarters is approximately $1.0 to $1.2 million. These integration costs are composed of estimated site remediation, asset disposals, severance and other typical integration expenses. We expect to incur approximately one-third of the remaining costs in the third quarter and the remainder in the fourth quarter.

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

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, fees related to the termination of the Coretec revolving credit line, and interest on our note payable and newly acquired Coretec long-term debt consisting of six asset-backed term loans. Interest expense increased to $0.4 million for the second quarter of 2010 compared to $0.2 million for the same period in 2009.

Other Expense (Income), Net

Net other expense consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the second quarter of 2010, net other expense was $0.04 million compared to net other expense of $0.1 million in the second quarter of 2009.

Income Tax Expense

The Company recorded an income tax expense for the second quarter of 2010 of $0.3 million or 4.9% of pre-tax income, compared to an income tax expense of $0.1 million, or 22.4% of pre-tax income, for the same period in 2009. The increase in income tax expense was primarily due to an increase in taxable income from 2009 to 2010. The effective tax rate declined from 2009 to 2010 primarily due to the effect of Canadian net operating loss carryforwards on current earnings. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

According to the Business Combinations Topic of the Accounting Standards Codification (“ASC”) established by the Financial Accounting Standards Board (“FASB”), any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as a result of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six months Ended June 30, 2009

The following tables set forth select data from our Condensed Consolidated Statement of Operations (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Net sales	$133,047	$76,452	$56.595	74.0%
Cost of goods sold	103,746	62,513	41,233	66.0%

Gross profit	29,301	13,939	15,362	110.2%
Gross profit as a percentage of net sales	22.0%	18.2%

Net Sales

Net sales increased $56.6 million, or 74% to $133 million for the six months ended June 30, 2010, from $76.5 million in the same period of 2009. The improvement in net sales was due to an increase in general demand plus the additional sales as a result of the acquisition of Coretec.

Gross Profit

Gross profit for the six months ending June 30, 2010 was $29.3 million, or 22.0% of net sales, compared to $13.9 million, or 18.2% of net sales, for the same period in 2009. Gross profit for the six months ending June 30, 2010 benefited from leveraging labor and fixed overhead costs over higher production levels.

Stock- Based Compensation Expense

	Six Months Ended June 30,
	2010	2009
Stock-based compensation expense:
Cost of goods sold	$240	$274
Sales and marketing expenses	144	180
General and administrative expenses	305	683

Total stock-based compensation expense	$689	$1,137

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of FASB ASC 718 pertaining to stock compensation.

Sales and Marketing Expenses

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Sales and marketing expenses	$8,801	$5,734	$3,067	53.5%
Percentage of net sales	6.6%	7.5%

Sales and marketing expenses increased on an absolute dollar basis by $3.1 million, or 53.5% to $8.8 million or 6.6% of net sales for the six months ended June 30, 2010, from $5.7 million, or 7.5% of net sales for the same period in 2009. The dollar increase was primarily due to the inclusion of the sales and marketing expenses of Coretec during the six month period. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the positive operating leverage as a result of the Coretec acquisition and overall higher sales levels.

General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
General and administrative expenses	$8,503	$6,259	$2,244	35.9%
Percentage of net sales	6.4%	8.2%

General and administrative expenses increased on an absolute dollar basis by $2.2 million, or 35.9%, to $8.5 million, or 6.4% of net sales, for the six months ending June 30 2010, from $6.3 million, or 8.2% of net sales, for the same period in 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during the six month period. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring $0.4 million of incremental professional fees in connection with the Coretec acquisition, and approximately $0.3 million of expense due to integration costs associated with the integration of two manufacturing sites into one. Management anticipates incurring an additional $1.0 to $1.2 million on the integration of DDi’s legacy facility in Toronto (McNicoll Avenue) with Coretec’s Toronto facility (Sheppard Avenue). These integration costs are composed of estimated site remediation, asset disposals, severance and other typical integration expenses. We expect to incur approximately one-third of the remaining costs in the third quarter and the remainder in the fourth quarter.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.4 million of amortization expense for the six month period ending June 30, 2010 for the remaining acquisition-related customer relationships through October 2011.

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, fees related to the termination of the Coretec revolving credit line, and interest on our long-term debt. Interest expense increased to $0.8 million for the six months ended June 30, 2010 compared to $0.4 million for the same period in 2009, primarily due to the addition of six asset-backed term loans as a result of the Coretec acquisition.

Other Expense (Income), Net

Net other expense consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the six months ending June 30, 2010, net other expense was $0.4 million compared to net other expense of $0.1 million for the same period in 2009.

Income Tax Expense

The Company recorded an income tax expense for the six months ended June 30, 2010 of $0.7 million or 6.8% of pre-tax income, compared to an income tax expense of $0.3 million, or 21.3% of pre-tax income, for the same period in 2009. The increase in income tax expense was primarily due to an increase in Canadian income tax expense in the first quarter of 2010. The effective tax rate declined from 2009 to 2010 primarily due to the effect of Canadian net operating loss carryforwards on current earnings. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

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

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Working capital	$45,532	$36,170
Current ratio (current assets to current liabilities)	2.2 : 1.0	1.9 : 1.0
Cash and cash equivalents	$15,547	$19,392
Long-term debt	$12,052	$17,200

As of June 30, 2010, we had total cash and cash equivalents of $15.5 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio from December 31, 2009 was primarily due to an increase in our current assets primarily due to higher accounts receivable and to a lesser extent higher inventory and less tax payable, partially offset by a decrease in cash and cash equivalents. The increase in accounts receivable was primarily due to increased sales levels during the first six months of 2010 as well as an increase in our days sales outstanding resulting from the integration of the Coretec credit and collection function.

The decrease in our cash and cash equivalents of $3.8 million from December 31, 2009 was primarily due to the payment of the Coretec revolving credit line and other debt of $5.1 million and, investments in capital equipment of $3.6 million, which were partially offset by $4.4 million of cash provided from operating activities.

Management anticipates in the third quarter supplementing the overall liquidity of the Company by entering into a $25 million asset backed revolving credit facility. The terms and conditions of an agreement are still being negotiated. The primary purpose of the lending arrangement will be to provide an additional source of funds to continue to fuel the company’s growth both through acquisition and organically through product research and capital improvements.

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand and cash generated from operations. We believe that our current cash balance, in combination with net cash expected to be generated from operations, will fund ongoing operations for at least the next twelve months.

In the event that we require additional funding during the next twelve months, we will attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that we will enter into a new credit facility such as the one described above or any at all or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Dividend Policy

On May 11, 2010, the Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock and declared the first quarterly cash dividend of $0.06 per share payable to holders of our common stock. The dividend was paid on July 6, 2010 to holders of our common stock of record at the close of business on June 21, 2010. The cash dividend policy and the payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon our earnings levels and capital requirements.

DDi is a Delaware corporation. Dividends will continue to be paid out of the company “surplus” which is defined in Delaware code as total assets minus total liabilities minus par value of issued stock. As of June 30, 2010, DDi had a surplus as defined by Delaware code of $79.0 million.

Management believes that its cash and cash equivalents on hand at June 30, 2010, together with its cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2010.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$4,440	$6,349
Investing activities	(3,623)	(2,271)
Financing activities	(4,802)	(122)
Effect of exchange rates on cash	140	(96)

Net increase (decrease) in cash and cash equivalents	$(3,845)	$3,860

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1.9 million decrease in net cash provided by operating activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to increases in accounts receivable and inventories, reflecting our expanded revenue and production levels in the first six months of 2010. The decrease in net cash from operating activities is partially offset by increases in accounts payable and accrued expenses due to higher production levels and timing of payments made, and income tax payable due to more tax being owed.

Net cash used in investing activities for the three months ended June 30, 2010 was $1.4 million higher due to purchasing of machinery and equipment across all facilities, for technology and capacity expansion as well as replacement purposes.

The $4.7 million increase in net cash used in financing activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the complete pay off of the borrowings from the revolver credit facility that was assumed upon the acquisition of Coretec at the end of 2009, as well as required principal payments made on Coretec term debt that was also assumed.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K. We believe that at June 30, 2010 there had been no material changes to this information.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards related to Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures, that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17- Revenue Recognition – Milestone Method (“ASC 2010-017”). ASC 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Variable Rate Debt

In connection with our acquisitions of Sovereign and Coretec, we assumed variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment. The interest rates on our variable rate debt are tied to various floating base rates as defined or to LIBOR. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. However, we do not believe such exposure is material to our consolidated financial position or liquidity.

Our variable-rate notes payable and variable rate mortgages subject us to market risk exposure. However, we do not believe such exposure is material to our consolidated financial position or liquidity. At June 30, 2010, we had $10.7 million outstanding under such agreements at interest rates ranging from 1.85% to 6.92% per annum.

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

therefore, currency adjustments are included in determining net income for the period in accordance with FASB ASC 830 - Foreign Currency Matters, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DDi Corp.

Date: July 30, 2010	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: July 30, 2010	/s/ J.MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2010	/s/ COLEMAN C. BARNER
Coleman C. Barner
Chief Accounting Officer
(Principal Accounting Officer)