Form 10-Q
period 2010-09-30
DDI CORP
filed 2010-10-29
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010, DDi Corp. had 19,951,651 shares of common stock, par value $0.001 per share, outstanding.

DDi CRP.

FORM 10-Q for the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi Corp.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,475	$19,392
Accounts receivable, net	47,469	35,280
Inventories, net	20,966	19,342
Prepaid expenses and other current assets	2,481	1,265

Total current assets	86,391	75,279
Property, plant and equipment, net	39,538	40,175
Intangible assets, net	$804	1,374
Goodwill	3,451	2,986
Other assets	1,124	659

Total assets	$131,308	$120,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$4,227
Current maturities of long-term debt	1,721	1,727
Accounts payable	19,487	13,939
Accrued expenses and other current liabilities	14,354	17,242
Income taxes payable	78	1,974

Total current liabilities	35,640	39,109
Long-term debt	10,008	11,246
Other long-term liabilities	601	810

Total liabilities	46,249	51,165

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 22,899 shares issued and 19,952 shares outstanding at September 30, 2010 and 22,803 shares issued and 19,856 shares outstanding at December 31, 2009	23	23
Additional paid-in-capital	246,194	247,245
Treasury stock, at cost — 2,947 shares held in treasury at September 30, 2010 and December 31, 2009	(16,323)	(16,323)
Accumulated other comprehensive income	917	410
Accumulated deficit	(145,752)	(162,047)

Total stockholders’ equity	85,059	69,308

Total liabilities and stockholders’ equity	$131,308	$120,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$68,988	$39,302	$202,035	$115,754
Cost of goods sold	53,450	32,693	157,196	95,206

Gross profit	15,538	6,609	44,839	20,548
Operating expenses:
Sales and marketing	4,330	2,871	13,131	8,605
General and administrative	4,298	3,198	12,801	9,457
Amortization of intangible assets	190	190	570	570

Operating income	6,720	350	18,337	1,916
Interest expense	303	196	1,063	591
Interest income	(7)	(43)	(31)	(151)
Other expense (income), net	(144)	131	220	207

Income before income tax expense	6,568	66	17,085	1,269
Income tax expense (benefit)	69	(183)	790	73

Net income	$6,499	$249	$16,295	$1,196

Net income per share:
Basic	$0.33	$0.01	$0.82	$0.06
Diluted	$0.31	$0.01	$0.80	$0.06
Dividend declared per share	$0.06		$0.12
Weighted-average shares used in per share computations:
Basic	19,916	19,715	19,868	19,715
Diluted	20,671	19,915	20,396	19,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,295	$1,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,501	6,153
Amortization of intangible assets	570	570
Amortization of debt issuance costs and discount	—	78
Amortization of deferred lease liability	(338)	—
Stock-based compensation	1,041	1,582
Deferred income taxes	20	—
Other	183	92
Changes in operating assets and liabilities:
Accounts receivable	(11,923)	3,258
Inventories	(1,928)	(65)
Prepaid expenses and other assets	(994)	(271)
Accounts payable	5,437	(1,304)
Accrued expenses and other current liabilities	(3,551)	(1,334)
Income taxes payable	(1,352)	(1,359)

Net cash provided by operating activities	9,961	8,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,765)	(2,665)

Net cash used in investing activities	(5,765)	(2,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,358)	(183)
Payments of debt issuance costs	(665)	—
Repayment of revolving credit facility	(4,290)	—
Proceeds from exercise of stock options	526	—
Cash dividend payments to common shareholders	(2,394)	—

Net cash used in financing activities	(8,181)	(183)

Effect of exchange rate changes on cash and cash equivalents	68	(230)

Net (decrease) increase in cash and cash equivalents	(3,917)	5,518
Cash and cash equivalents, beginning of period	19,392	20,081

Cash and cash equivalents, end of period	15,475	25,599

Supplemental disclosure of cash flow information:
	Nine Months Ended September 30,
	2010	2009
Non-cash operating activity:
Adjustment of inventory balance to goodwill relating to acquisition of Coretec	$402	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009, and such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended September 30, 2010 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2009.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has over 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. The Company’s engineering capabilities and manufacturing facilities located in the United States and Canada, together with its suppliers in Asia, enable it to respond to time-critical orders and technology challenges for its customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, the Company completed the acquisition of Coretec Inc. (“Coretec”), a PCB manufacturer previously headquartered in Toronto, Ontario, which was a publicly-traded company listed on the Toronto Stock Exchange. See Note 2 – Acquisition of Coretec Inc.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”.
ASU 2010-06 amends the fair value disclosure guidance to include new disclosures and changes to clarify existing disclosure requirements. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$9,317	$8,173
Work-in-process	6,801	6,264
Finished goods	4,848	4,905

Total	$20,966	$19,342

NOTE 4. REVOLVING CREDIT AGREEMENT

Coretec Credit Facility

In connection with the acquisition of Coretec on December 31, 2009, the Company assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. At December 31, 2009, the total outstanding principal and interest owed under the credit line was approximately USD $4.2 million. The Company terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million on that date in full as well as an additional fee of approximately USD $0.1 million for early termination and legal fees. This fee has been reflected as interest expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010.

DDi Corp. Credit Agreement

On September 23, 2010, DDi Corp. (the “Company”) entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender (the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25 million, with a Canadian sub-limit of $10 million, none of which was drawn on the date of the Credit Agreement. The revolving credit facility

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

has an accordion provision that allows the Company to increase the size to $40 million under certain circumstances. The maturity date for the revolving credit facility is 3 years from the date of the Credit Agreement (September 23, 2013). As of September 30, 2010, there were no amounts outstanding under this agreement. Availability under the revolving credit facility is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories.

The Credit Agreement requires the Company to comply with customary covenants, some of which apply at all times and some of which are in effect only when the Company only has borrowings outstanding under the Credit Agreement. The covenants that are in effect at all times include a $20 million aggregate annual limit on capital expenditures. The covenants that are in effect only when the Company has borrowings outstanding under the Credit Agreement include (i) a requirement that the Company maintain a fixed charge ratio of greater then 1.1:1; and (ii) a limitation that the Company make no more than $8 million in dividend payments and stock repurchases in a 12 month period. At September 30, 2010, the Company had no borrowings outstanding under the Credit Agreement.

The interest rates payable under the Credit Agreement will depend on the type of loan and are based on published rates plus an applicable margin. The initial applicable rates for loans made under the Credit Agreement are (i) 3.25% for any CB Floating Rate loan; (ii) 3.79% for any Eurodollar loan; (iii) 3.50% for any Canadian Prime Rate loan; and (iv) 4.23% for any CDOR Rate loan. A commitment fee of 0.5% accrues on unused amounts of the commitments under the revolving credit facility.

All obligations under the Credit Agreement are guaranteed by the Company and each of the Company’s domestic wholly-owned subsidiaries (such subsidiary guarantors, the “U.S. Subsidiary Guarantors”). All obligations under the Credit Agreement and the guarantees of those obligations, are secured by (i) all of the capital stock of each of the U.S. Borrowers and the U.S. Subsidiary Guarantors, except that with respect to DDi Toronto Corp. such security interest is limited to 65% of its capital stock, and (ii) substantially all of the tangible and intangible assets of the Company other than real property and equipment pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “U.S. Security Agreement”). The obligations of the Canadian Borrower pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “Canadian Security Agreement”). The Company incurred $0.7 million in debt issuance costs in conjunction with this credit facility which will be amortized over the 3 year life of the loan.

NOTE 5. LONG-TERM DEBT

Term Loan

On October 23, 2006, the Company completed the acquisition of Sovereign Circuits, Inc. a privately-held PCB manufacturer in North Jackson, Ohio. In April 2007, the Company consolidated two outstanding term loans assumed in this acquisition with an aggregate outstanding balance totaling $1.9 million into one term loan collateralized by the real property. The note matures in April 2015, bears interest at LIBOR plus 1.5%, and has monthly payments of approximately $20,000 plus accrued interest. In connection with this transaction, the lender released its liens on all assets of the acquired company other than the real property. At September 30, 2010 and December 31, 2009, the effective interest rate of the term loan was 1.76% and 1.74%, respectively, and the principal balance was $1.1 million and $1.3 million, respectively.

Coretec Long-Term Debt

On December 31, 2009, the Company assumed all of the long-term debt of Coretec in connection with the acquisition, consisting of six asset-backed term loans as follows:

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (the “BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility located in Toronto, Ontario, and 25% of the loan balance is guaranteed by the Company, a requirement of the BDC. During the second quarter, the BDC defined the target available funds coverage ratio to be at 1.5. As of September 30, 2010, the Company was in compliance with all required covenants.

The outstanding term loan had a principal balance of approximately USD $0.7 million as of September 30, 2010. The loan requires monthly principal payments of approximately USD $44,000 over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (3.5% at September 30, 2010). The term loan matures in December 2011.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, for expanding infrastructure. The infrastructure loan had a principal balance of approximately USD $4.6 million as of September 30, 2010, accrues interest at BDC’s floating base rate (5% at September 30, 2010), has a 20 year term and requires monthly principal payments of approximately USD $21,000.

The equipment loan had a principal balance of approximately USD $2.2 million as of September 30, 2010. The equipment loan accrues interest at the 1-month USD floating base rate plus 0.6% (4.40% at September 30, 2010), has a 7 year term and requires monthly payments of approximately USD $36,000.

The building loan had a principal balance of approximately USD $0.3 million as of September 30, 2010. The building loan accrues interest at BDC’s floating base rate plus 0.25%, (5.25% at September 30, 2010), matures in March 2012 and requires monthly payments of approximately USD $17,000.

Zions Bank Mortgage

The mortgage loan with Zions Bank had a principal balance of approximately USD $1.5 million as of September 30, 2010, secured by the land and building of the Company’s Cuyahoga Falls, Ohio facility. The mortgage accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at September 30, 2010), has a term through November 2032, and requires monthly principal and interest payments of approximately USD $12,000.

GE Real Estate Mortgage

The mortgage loan with GE Real Estate had a principal balance of approximately USD $1.3 million as of September 30, 2010, secured by the land and building of the Company’s Littleton, Colorado facility. The mortgage accrues interest at a fixed rate of 7.55% per annum, has a term through June 2032, and requires monthly interest and principal payments of approximately USD $11,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$1,250	$777	$1,100	$805
Warranties issued during the period	1,773	1,338	5,007	3,466
Warranty expenditures	(1,814)	(1,323)	(4,898)	(3,479)

Ending balance	$1,209	$792	$1,209	$792

NOTE 7. INCOME TAXES

The Company applies the provisions of FASB ASC Topic 740, “Income Taxes” which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company had $0.5 million of total gross unrecognized tax benefits at September 30, 2010 and December 31, 2009, respectively. If recognized in future periods there would be a favorable effect of $0.3 million to the effective tax rate. Management anticipates a decrease of approximately $0.1 million in the tax contingency reserve during the remainder of 2010 due to settlement of contingencies with taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2002 to 2009.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and its continuous evaluation of the realization of its deferred tax assets and uncertain tax positions. The reduced income tax rate in 2010 was primarily the result of reserved net operating loss carry-forwards and tax credits available to offset higher operating results in 2010.

Effective January 1, 2009, as required by FASB ASC 805, “Business Combinations” any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as a result of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to the Company’s emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital as was done in the past.

NOTE 8. STOCK-BASED COMPENSATION

In order to determine the fair value of stock options, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units we use the closing market price of DDi common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards and restricted stock units. Certain of the stock options may vest on an accelerated basis.

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

There were 10,000 and 575,800 stock options granted to Company directors and key employees during the three and nine months ended September 30, 2010, respectively. Options granted to directors vest fully on the first anniversary of the grant date. Options granted to employees vest annually over three years in equal installments, commencing on the first anniversary of the grant date. As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average period of approximately 1.8 years.

The following table summarizes the Company’s stock option activity under all the plans for the nine months ended September 30, 2010:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2009	2,228	$8.18	6.4	$227
Granted	576	$5.50
Exercised	(96)	$5.48		$300
Forfeited	(92)	$7.86

Balance as of September 30, 2010	2,616	$7.71	6.6	$7,206

Options exercisable as of September 30, 2010	1,944	$8.48	5.8	$4,696

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at September 30, 2010.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restricted Stock

There were 3,874 and 28,874 restricted stocks units granted during the three and nine months ended September 30, 2010. As of September 30, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted stock awards, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average period of approximately 1.2 years.

A summary of the status of the Company’s non-vested restricted shares as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

	Non-vested Shares Outstanding (in thousands)		Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	263		$4.08
Granted	29	(a)	$4.48
Vested	—		—
Forfeited	—		—

Non-vested at September 30, 2010	292		$4.05

(a)	Under the terms of the DDi 2005 Stock Incentive Plan (the “Plan”), the number of shares subject to outstanding Restricted Stock Units (“RSUs”) are adjusted upon the payment of cash dividends. As a result of the dividend declarations on May 11 and August 5, 2010, the number of shares subject to outstanding RSUs increased by 3,874 shares.

Stock-based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-cash compensation expense:
Cost of goods sold	$115	$135	$355	$409
Sales and marketing expenses	56	91	200	271
General and administrative expenses	181	219	486	902

Total non-cash compensation expense	$352	$445	$1,041	$1,582

NOTE 9. STOCK REPURCHASE PROGRAM

The Company’s Board of Directors (the “Board”) previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the Board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements and the stock repurchase program, and to restrictions set forth on the DDi Corp. Credit Agreement (See Note 4). The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the three and nine month period ended September 30, 2010. As of September 30, 2010, the Company had repurchased a total of 2,946,986 shares since the inception of the program. Shares repurchased are recorded as treasury stock (accounted for under the cost method) and are available for reissuance as determined by the Board.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
North America(1)	$61,340	$35,452	$179,075	$106,703
Asia	6,696	3,360	19,586	7,178
Other	952	490	3,374	1,873

Total	$68,988	$39,302	$202,035	$115,754

(1)	The majority of sales in North America are to customers located in the United States.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares of common stock outstanding — basic	19,916	19,715	19,868	19,715
Weighted common stock equivalents	755	200	528	105

Weighted-average shares of common stock outstanding — diluted	20,671	19,915	20,396	19,820
Net income	$6,499	$249	$16,295	$1,196
Net income per share — basic	$0.33	$0.01	$0.82	$0.06
Net income per share — diluted	$0.31	$0.01	$0.80	$0.06

For the three and nine months ended September 30, 2010, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,148,339 and 2,376,187 respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

For the three and nine months ended September 30, 2009, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,516,662 and 2,612,586, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 12. DIVIDENDS

The Company has paid quarterly cash dividends since the second quarter of 2010. The following table sets forth the dividend activities during 2010 (in thousands except per share data):

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding	Total Payment
	May 11, 2010	Jun 21, 2010	Jul 6, 2010	$0.06	19,943	$1,197
	Aug 5, 2010	Sep 15, 2010	Sep 30, 2010	$0.06	19,952	$1,197
(a)	Oct 19, 2010	Nov 15, 2010	Nov 30, 2010	$0.10	20,070	$2,007

(a)	The fourth quarter dividend declaration occurred after September 30, 2010. The numbers of shares outstanding and total payment as of the Record Date are estimated.

DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a surplus as defined by Delaware code of $85 million and $79 million as of September 30, 2010 and June 30, 2010 respectively. When the Company records a dividend the charge is recorded to additional paid-in capital as opposed to retained earnings since the Company has accumulated deficits.

NOTE 13. COMPREHENSIVE INCOME

Comprehensive income includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,499	$249	$16,295	$1,196
Other comprehensive income:
Foreign currency translation adjustments	310	303	507	569

Comprehensive income	$6,809	$552	$16,802	$1,765

NOTE 14. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provision of FASB ASC 820, “Fair Value Measurements and Disclosures”. Effective January 1, 2008, the Company began applying fair value measurements to assets and liabilities reported in its financial statements at fair value on a recurring basis as required by this topic. FASB ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, revolving credit agreement, accounts payable, accrued liabilities and income taxes payable, approximate their carrying values due to their short maturities. These items are classified as either Level 1 or Level 2 inputs.

Cash equivalents consist of the Company’s excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of the Company’s cash equivalents was $15.5 million as of September 30, 2010 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

To calculate the estimated fair value of the Company’s variable and fixed rate notes payable and mortgage debt as of September 30, 2010, the Company used the discounted cash flow model to assess the present value of the future cash payments related to the debt. The Company estimated that in the current market the Company’s cost of borrowing on similar debt would, on average, be approximately 5.58% based on its current debt rating and an analysis of current market rates derived from the Federal Reserve. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs); the Company estimated the fair value of its debt to be approximately $33,000 higher than its carrying value of $11.7 million.

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

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended September 30, 2010. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

Results of Operations – Summary

During the last two quarters of 2009 and the first three quarters of 2010, we experienced a sequential increase in sales following four sequential quarterly declines beginning in the third quarter of 2008. The sequential growth over the last five quarters was driven primarily by the improving demand in the commercial markets, led by industrial electronics, instrumentation and medical segments as well as the government, military and aerospace segment. The net sales during the third quarter of 2010 were $69.0 million as compared to $68.4 million in the second quarter of 2010. We continued to experience strong orders of $71.5 million during the third quarter representing a 1.04 book to bill ratio. Operating income for the third quarter of 2010 was $6.7 million as compared to $6.8 million in the second quarter. The fundamentals of the business remained strong in the second and third quarters of 2010.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following tables set forth selected data from our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net sales	$68,988	$39,302	$29,686	75.5%
Cost of goods sold	53,450	32,693	20,757	63.5%

Gross profit	15,538	6,609	8,929	135.1%
Gross profit as a percentage of net sales	22.5%	16.8%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased $29.7 million, or 75.5%, for the third quarter of 2010 compared to the third quarter of 2009. The improvement in net sales was due to an increase in the general demand plus the additional sales as a result of the acquisition of Coretec.

Gross Profit

Gross profit for the third quarter of 2010 was $15.5 million, or 22.5% of net sales, compared to $6.6 million, or 16.8% of net sales, for the same period in 2009. The improvement in gross profit in the third quarter is primarily attributable to leveraging labor and fixed overhead costs to achieve higher production levels.

Non-cash Compensation Expense

	Three Months Ended September 30,
	2010	2009
Non-cash compensation expense:
Cost of goods sold	$115	$135
Sales and marketing expenses	56	91
General and administrative expenses	181	219

Total non-cash compensation expense	$352	$445

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of FASB ASC 718 pertaining to stock based compensation.

Sales and Marketing Expenses

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Sales and marketing expenses	$4,330	$2,871	$1,459	50.8%
Percentage of net sales	6.3%	7.3%

Sales and marketing expenses increased on an absolute dollar basis by $1.5 million to $4.3 million or 6.3% of net sales for the third quarter of 2010, from $2.9 million or 7.3% of sales for the third quarter of 2009. The dollar increase was primarily due to the inclusion of the sales and marketing expenses of Coretec during the quarter. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the positive operating leverage as a result of the Coretec acquisition and overall higher sales levels.

General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
General and administrative expenses	$4,298	$3,198	$1,100	34.4%
Percentage of net sales	6.2%	8.1%

General and administrative expenses increased on an absolute dollar basis by $1.1 million, or 34.4%, to $4.3 million, or 6.2% of net sales, for the three months ending September 30, 2010, from $3.2 million, or 8.1% of net sales, for the same period in 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during the quarter. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring $0.1 million of expense due to integration costs associated with combining two Toronto manufacturing sites into one.

The acquisition of Coretec presented DDi management with the opportunity to integrate the operations of DDi’s legacy facility in Toronto (McNicoll Avenue) with Coretec’s Toronto facility (Sheppard Avenue) which is expected to substantially reduce fixed overhead costs, eliminate excess capacity, and also take full advantage of the modern Sheppard Avenue manufacturing facility. Beginning in fourth quarter 2010, all production will be performed in the Sheppard Avenue facility. Site remediation at the McNicoll facility is expected to be completed by the end of fourth quarter 2010. We incurred $0.1 million of remediation expense during the current quarter and our updated estimated cost to complete the integration plan in the fourth quarter of 2010 is approximately $0.9 to $1.1 million. These integration costs are composed of estimated site remediation, asset disposals, severance, and other typical integration expenses.

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

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, fees related to the termination of the Coretec revolving credit line, and interest on our long term debt. Interest expense increased to $0.3 million for the third quarter of 2010 compared to $0.2 million for the same period in 2009.

Other Expense (Income), Net

Net other (income) expense consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the third quarter of 2010, net other income was $0.1 million compared to net other expense of $0.1 million in the third quarter of 2009.

Income Tax Expense

The Company recorded an income tax expense for the third quarter of 2010 of $0.1 million or 1% of pre-tax income, compared to an income tax benefit of $0.2 million, or (277%) of pre-tax income, for the same period in 2009. The increase in income tax expense was primarily due to an increase in taxable income from 2009 to 2010. The effective tax rate increased from 2009 to 2010 as a result of increased profitability due to sequential quarter over quarter sales growth for the last five quarters and resulting profitability. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

According to the Business Combinations Topic of the Accounting Standards Codification (“ASC”) established by the Financial Accounting Standards Board (“FASB”), any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as a result of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following tables set forth selected data from our Condensed Consolidated Statements of Income (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Net sales	$202,035	$115,754	$86,281	74.5%
Cost of goods sold	157,196	95,206	61,990	65.1%

Gross profit	44,839	20,548	24,291	118.2%
Gross profit as a percentage of net sales	22.2%	17.8%

Net Sales

Net sales increased $86.3 million, or 74.5%, for the nine months ended September 30, 2010 compared to the same period in 2009. The improvement in net sales was due to an increase in general demand plus the additional sales as a result of the Coretec acquisition.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $44.8 million, or 22.2% of net sales, compared to $20.5 million, or 17.8% of net sales for the same period in 2009. Increased gross profit for the nine months ended September 30, 2010 benefited primarily from leveraging labor and fixed overhead costs over higher production levels.

Non-cash Compensation Expense

	Nine Months Ended September 30,
	2010	2009
Non-cash compensation expense:
Cost of goods sold	$355	$409
Sales and marketing expenses	200	271
General and administrative expenses	486	902

Total non-cash compensation expense	$1,041	$1,582

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of FASB ASC 718 pertaining to stock compensation.

Sales and Marketing Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Sales and marketing expenses	$13,131	$8,605	$4,526	52.6%
Percentage of net sales	6.5%	7.4%

Sales and marketing expenses increased by $4.5 million, or 52.6%, to $13.1 million or 6.5% of sales for the nine months ended September 30, 2010 compared to the same period in 2009. The dollar increase was primarily due to the inclusion of the sales and marketing expenses of Coretec during the nine month period. Sales and marketing expenses decreased as a percentage of net sales primarily due to the positive operating leverage as a result of the Coretec acquisition and overall higher sales levels.

General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
General and administrative expenses	$12,801	$9,457	$3,344	35.4%
Percentage of net sales	6.3%	8.2%

General and administrative expenses increased on an absolute dollar basis by $3.3 million, or 35.4%, to $12.8 million, or 6.3% of net sales, for the nine months ending September 30 2010, from $9.5 million, or 8.2% of net sales, for the same period in 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during the nine month period. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring $0.4 million of incremental professional fees in connection with the Coretec acquisition, and approximately $0.4 million of expense due to integration costs associated with the integration of two manufacturing sites into one. Management anticipates incurring an additional $0.9 to $1.1 million on the integration of DDi’s legacy facility in Toronto (McNicoll Avenue) with Coretec’s Toronto facility (Sheppard Avenue) during the fourth quarter of 2010. These integration costs are composed of estimated site remediation, asset disposals, severance and other typical integration expenses.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.6 million of amortization expense for the nine month period ending September 30, 2010.

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, fees related to the termination of the Coretec revolving credit line, and interest on our long-term debt. Interest expense increased to $1.1 million for the nine months ended September 30, 2010 compared to $0.6 million for the same period in 2009, primarily due to the addition of six asset-backed term loans as a result of the Coretec acquisition.

Other Expense (Income), Net

Net other expense consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the nine months ending September 30, 2010 and 2009, net other expense was flat at $0.2 million.

Income Tax Expense

The Company recorded an income tax expense for the nine months ended September 30, 2010 of $0.8 million or 4.6% of pre-tax income, compared to an income tax expense of $0.1 million, or 5.75% of pre-tax income, for the same period in 2009. The increase in income tax expense was primarily due to an increase in Canadian income tax expense in the first quarter of 2010. The effective tax rate declined from 2009 to 2010 primarily due to the effect of Canadian net operating loss carry-forwards on current earnings. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

According to the Business Combinations Topic of the Accounting Standards Codification (“ASC”) established by the Financial Accounting Standards Board (“FASB”), any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 will now be recognized as a U.S. tax benefit as opposed to a reduction of goodwill and additional-paid-in capital.

Liquidity and Capital Resources

The Company expects its available cash generated from operations, together with existing sources of cash, if required, from our credit agreements and long term debt (See Notes 4 and 5 to the Condensed Consolidated Financial Statements) will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. The Company entered into a new revolving credit agreement on September 23, 2010. The primary purpose the of revolving credit agreement will be to provide an additional source of funds to continue to fuel the Company’s growth both through acquisition and organically through product research and capital improvements. In addition, from time-to-time, we may attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that we will enter into a new debt or equity arrangements or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Select Measures of Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Working capital	$50,751	$36,170
Current ratio (current assets to current liabilities)	2.4 : 1.0	1.9 : 1.0
Cash and cash equivalents	$15,475	$19,392
Long-term debt, including current portion	$11,729	$17,200

As of September 30, 2010, we had total cash and cash equivalents of $15.5 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio from December 31, 2009 was primarily due to an increase in our current assets primarily due to higher accounts receivable and less tax payable, partially offset by a decrease in cash and cash equivalents. The increase in accounts receivable was primarily due to increased sales levels during the first nine months of 2010 as well as an increase in our days sales outstanding resulting from the integration of the Coretec credit and collection function.

The decrease in our cash and cash equivalents of $3.9 million from December 31, 2009 was primarily due to the payment of the Coretec revolving credit line and other long term debt of $5.7 million and the payment of dividends to common shareholders of $2.4 million, investments in capital equipment of $5.8 million, which were partially offset by $10.0 million of cash provided from operating activities.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$9,961	$8,596
Investing activities	(5,765)	(2,665)
Financing activities	(8,181)	(183)
Effect of exchange rates on cash	68	(230)

Net increase (decrease) in cash and cash equivalents	$(3,917)	$5,518

Net cash provided by operating activities represents net income adjusted for non-cash charges and working capital changes. The $1.4 million increase in net cash provided by operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to DDi improved profitability which is being offset by increases in accounts receivable and inventories, reflecting our expanded revenue and production levels in the first nine months of 2010.

Net cash used in investing activities for the three months ended September 30, 2010 was $3.1 million higher due to (i) increased purchases of machinery and equipment across all facilities, and (ii) integration, technology and capacity expansion for the Toronto facility.

The $8.0 million increase in net cash used in financing activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to two major financing activities: $5.8 million to pay off of the borrowings from the revolver credit facility that was assumed upon the acquisition of Coretec at the end of 2009 and required principal payments made on Coretec term debt that was also assumed. The remaining $2.4 million are dividend payments made to common shareholders of record for the second and third quarters of this year.

Dividends

The Company has paid quarterly cash dividends since the second quarter of 2010. The following table sets forth the dividend activities during 2010 (in thousands except per share data):

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding	Total Payment
	May 11, 2010	Jun 21, 2010	Jul 6, 2010	$0.06	19,943	$1,197
	Aug 5, 2010	Sep 15, 2010	Sep 30, 2010	$0.06	19,952	$1,197
(a)	Oct 19, 2010	Nov 15, 2010	Nov 30, 2010	$0.10	20,070	$2,007

(a)	The fourth quarter dividend declaration occurred after September 30, 2010. The numbers of shares outstanding and total payment as of the Record Date are estimated.

DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporation’s “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a surplus as defined by Delaware code of $85 million and $79 million as of September 30, 2010 and June 30, 2010 respectively. When the Company records a dividend the charge is recorded to additional paid-in capital as opposed to retained earnings since the Company has accumulated deficits.

The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon earning levels and capital requirements.

Management believes that its cash and cash equivalents on hand at September 30, 2010 together with its cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid for the remainder of the fiscal year 2010.

Revolving Credit Agreement

On September 23, 2010, DDi Corp. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender (the “Credit Agreement”).

The Credit Agreement provides for a revolving credit in an aggregate principal amount of $25 million, with a Canadian sub-limit of $10 million, none of which was drawn on the date of the Credit Agreement. The revolving credit agreement has an accordion provision that allows the Company to increase the size to $40 million under certain circumstances. The maturity date for the revolving credit agreement is 3 years from the date of the Credit Agreement (September 23, 2013). As of September 30, 2010 there were no amounts outstanding under this agreement. Availability under the revolving credit agreement is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories.

The Credit Agreement requires the Company to comply with customary covenants, some of which apply at all times and some of which are in effect only when the Company only has borrowings outstanding under the Credit Agreement. The covenants that are in effect at all times include a $20 million aggregate annual limit on capital expenditures. The covenants that are in effect only when the Company has borrowings outstanding under the Credit Agreement include (i) a requirement that the Company maintain a fixed charge ratio of greater then 1.1:1; and (ii) a limitation that the Company make no more than $8 million in dividend payments and stock repurchases in a 12 month period. At September 30, 2010, the Company had no borrowings outstanding under the Credit Agreement.

The interest rates payable under the Credit Agreement will depend on the type of loan and are based on published rates plus an applicable margin. The initial applicable rates for loans made under the Credit Agreement are: (i) 3.25% for any CB Floating Rate loan; (ii) 3.79% for any Eurodollar loan; (iii) 3.50% for any Canadian Prime Rate loan; and (iv) 4.23% for any CDOR Rate loan. A commitment fee of 0.5% accrues on unused amounts of the commitments under the revolving credit agreement.

All obligations under the Credit Agreement are guaranteed by the Company and each of the Company’s domestic wholly-owned subsidiaries (such subsidiary guarantors, the “U.S. Subsidiary Guarantors”). All obligations under the Credit Agreement and the guarantees of those obligations, are secured by (i) all of the capital stock of each of the U.S. Borrowers and the U.S. Subsidiary Guarantors, except that with respect to DDi Toronto Corp. such security interest is limited to 65% of its capital stock, and (ii) substantially all of the tangible and intangible assets of the Company other than real property and equipment pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “U.S. Security Agreement”). The obligations of the Canadian Borrower pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “Canadian Security Agreement”).

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 25 to 27 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K. We believe that at September 30, 2010 there had been no material changes to this information.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends the fair value disclosure guidance to include new disclosures and changes to clarify existing disclosure requirements. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

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

Our variable-rate notes payable and variable rate mortgages subject us to market risk exposure. However, we do not believe such exposure is material to our consolidated financial position or liquidity. At September 30, 2010, we had $11.7 million outstanding under such agreements at interest rates ranging from 1.76% to 6.92% per annum.

Our new revolving credit agreement subjects us to market risk exposure. As of September 30, 2010 we have not yet drawn on this agreement.

Fixed Rate Debt

The fair market value of our one long-term fixed interest rate mortgage assumed in connection with our acquisition of Coretec is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. Based on the outstanding amount of the debt, future movement of the interest rate would not have a material effect on the fair value of the fixed rate debt.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period-end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income for the period in accordance with FASB ASC 830, “Foreign Currency Matters”, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2009 (the “Form 10-K”) for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		10-Q	6/30/2005	3.4	8/09/2005

10.1	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K		10.01	9/29/2010

10.2	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp.,		8-K		10.02	9/29/2010

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.

10.3	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.		8-K		10.03	9/29/2010

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi Corp.

Date: October 29, 2010	/S/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer

Date: October 29, 2010	/S/ J.MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2010	/S/ COLEMAN C. BARNER
Coleman C. Barner
Chief Accounting Officer
(Principal Accounting Officer)