Form 10-Q
period 2011-03-31
DDI CORP
filed 2011-04-28
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2011, DDi Corp. had 20,282,596 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

FORM 10-Q for the Quarterly Period Ended March  31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DDi CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,046	$28,347
Accounts receivable, net	43,964	40,821
Inventories, net	23,846	20,970
Prepaid expenses and other current assets	2,594	1,889

Total current assets	92,450	92,027
Property, plant and equipment, net	43,277	42,605
Intangible assets, net	424	614
Goodwill	3,664	3,664
Other assets	1,023	954

Total assets	$140,838	$139,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,626	$1,751
Accounts payable	24,785	25,137
Accrued expenses and other current liabilities	11,543	13,802
Income taxes payable	283	311

Total current liabilities	38,237	41,001
Long-term debt	9,539	9,704
Other long-term liabilities	474	527

Total liabilities	48,250	51,232

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 23,230 shares issued and 20,283 shares outstanding at March 31, 2011 and 23,129 shares issued and 20,182 shares outstanding at December 31, 2010	23	23
Additional paid-in-capital	243,699	245,181
Treasury stock, at cost — 2,947 shares held in treasury at March 31, 2011 and December 31, 2010	(16,323)	(16,323)
Accumulated other comprehensive income	1,496	1,063
Accumulated deficit	(136,307)	(141,312)

Total stockholders’ equity	92,588	88,632

Total liabilities and stockholders’ equity	$140,838	$139,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$66,459	$64,665
Cost of goods sold	52,307	50,679

Gross profit	14,152	13,986
Operating expenses:
Sales and marketing	4,638	4,507
General and administrative	3,959	4,423
Amortization of intangible assets	190	190

Operating income	5,365	4,866
Interest expense	387	459
Interest income	(5)	(17)
Other expense (income), net	(86)	216

Income before income tax expense	5,069	4,208
Income tax expense	64	409

Net income	$5,005	$3,799

Net income per share:
Basic	$0.25	$0.19
Diluted	$0.24	$0.19
Dividend declared per share	$0.10	$—
Weighted-average shares used in per share computations:
Basic	20,226	19,824
Diluted	21,190	19,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDi CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,005	$3,799
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,139	2,200
Amortization of intangible assets	190	190
Amortization of debt issuance costs	61	—
Amortization of deferred lease liability	(110)	(115)
Stock-based compensation	269	348
Other	(37)	23
Changes in operating assets and liabilities:
Accounts receivable	(2,752)	(9,903)
Inventories	(2,699)	(2,080)
Prepaid expenses and other assets	(818)	163
Accounts payable	(544)	8,383
Accrued expenses and other liabilities	(2,224)	(4,496)
Income taxes payable	(77)	724

Net cash used in operating activities	(1,597)	(764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,359)	(1,286)

Net cash used in investing activities	(2,359)	(1,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(507)	(515)
Payments of debt issuance costs	—	(78)
Repayment of revolving credit facility	—	(4,290)
Proceeds from exercise of stock options	308	—
Cash dividend payments to common shareholders	(2,028)	—

Net cash used in financing activities	(2,227)	(4,883)

Effect of exchange rate changes on cash and cash equivalents	(118)	(288)

Net decrease in cash and cash equivalents	(6,301)	(7,221)
Cash and cash equivalents, beginning of period	28,347	19,392

Cash and cash equivalents, end of period	$22,046	$12,171

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010, and such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations to be expected for the full year.

The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended March 31, 2011 should be read in conjunction with the audited financial statements presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2010.

All financial data are presented in US Dollars.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced electronic interconnect design, engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has over 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. The Company’s engineering capabilities and manufacturing facilities located in the United States and Canada, together with its suppliers in Asia, enable it to respond to time-critical orders and technology challenges for its customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, the Company completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares previously were publicly traded on the Toronto Stock Exchange.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805).” This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends the fair value disclosure guidance to include new disclosures and changes to clarify existing disclosure requirements. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$10,524	$9,216
Work-in-process	8,269	7,093
Finished goods	5,053	4,661

Total	$23,846	$20,970

NOTE 3. REVOLVING CREDIT FACILITY

On September 23, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender (the “Lender”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25.0 million, with a Canadian sub-limit of $10 million. Pursuant to its terms and subject to the conditions set forth therein, the aggregate principal amount of the facility may be increased from $25 to $40 million. The maturity date of the facility is September 23, 2013. Availability under the Credit Agreement is based on various borrowing base tests, including the Company’s eligible accounts receivable and inventories. As of March 31, 2011, the Company had no borrowings outstanding under the Credit Agreement and availability under the facility was above the applicable measurement levels.

On March 14, 2011, the Company entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Amendment amends the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that the Company can pay without obtaining the consent of the Lender from $8 million in a rolling twelve-month period (and $25 million over the term of the Credit Agreement) to $12 million ($40 million over the term of the Credit Agreement).

NOTE 4. LONG-TERM DEBT

Key Bank

The Company has a term loan with Key Bank secured by the Company’s building located in North Jackson, Ohio. The loan has a principal balance of approximately $1.0 million at March 31, 2011, requires monthly payments of approximately $0.02 million plus accrued interest, and bears interest at LIBOR plus 1.5% (1.76% at March 31, 2011). The note matures in April 2015.

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (the “BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility located in Toronto, Ontario, and the loan balance is guaranteed by the Company, a requirement of the BDC. The BDC loans require the Company to maintain an available funds coverage ratio of 1.5. As of March 31, 2011, the Company is in compliance with all required covenants.

The outstanding BDC term loan has a principal balance of approximately $0.4 million as of March 31, 2011. The loan requires monthly principal payments of approximately $0.05 million over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (3.50% at March 31, 2011). The loan matures in December 2011.

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility, located in Toronto, Ontario, for expanding infrastructure. The infrastructure loan has a principal balance of approximately $4.8 million as of March 31, 2011, requires monthly principal payments of approximately $0.02 million, and accrues interest at BDC’s floating base rate (5.0% at March 31, 2011). The loan matures in October 2028.

The equipment loan has a principal balance of approximately $2.0 million as of March 31, 2011, requires monthly principal payments of approximately $0.04 million, and accrues interest at the 1-month floating base rate plus 0.6% (4.35% at March 31, 2011). The loan matures in October 2015.

The building loan has a principal balance of approximately $0.2 million as of March 31, 2011, requires monthly principal payments of approximately $0.02 million, and accrues interest at BDC’s floating base rate plus 0.25% (5.25% at March 31, 2011). The loan matures in March 2012.

Zions Bank Mortgage

The Company has a mortgage with Zions Bank with a principal balance of approximately $1.5 million as of March 31, 2011, secured by the land and building of the Company’s Cuyahoga Falls, Ohio facility. The mortgage requires monthly principal and interest payments of approximately $0.01 million, accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at March 31, 2011), and matures during 2032.

GE Real Estate Mortgage

The Company has a mortgage with GE Real Estate, with a principal balance of $1.3 million as of March 31, 2011, secured by the land and building of the Company’s Littleton, Colorado facility. The mortgage requires monthly interest and principal payments of approximately $0.01 million, accrues interest at a fixed rate of 7.55% per annum, and matures during 2032.

NOTE 5. PRODUCT WARRANTY

The Company accrues warranty expense, which is included in cost of goods sold, at the time revenue is recognized for estimated future warranty obligations related to defective PCBs at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the Company’s estimates. The warranty accrual is included in accrued expenses and other current liabilities.

The changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$1,167	$1,100
Warranties issued during the period	2,250	1,412
Warranty expenditures	(2,126)	(1,339)

Ending balance	$1,291	$1,173

NOTE 6. INCOME TAXES

The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company has $0.4 million of total gross unrecognized tax benefits at March 31, 2011 and December 31, 2010. If recognized in future periods there would be a favorable effect of $0.3 million to the effective tax rate. Management anticipates a decrease of approximately $0.06 million in the tax contingency reserve during the remainder of 2011 due to statute expirations. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2003 to 2009.

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and its continuous evaluation of the realization of its deferred tax assets and uncertain tax positions. The reduced income tax rate in 2011 was

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

primarily the result of reserved net operating loss carryforwards and tax credits available to offset profitable operating results in 2011.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

In order to determine the fair value of stock options, the Company uses the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to determine the fair value of restricted stock awards and restricted stock units the Company uses the closing market price of DDi common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards and restricted stock units. Certain of the stock options may vest on an accelerated basis.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, risk-free interest rates, dividend rate, and expected term.

There were 15,000 grants of stock option awards during the three months ended March 31, 2011 and 462,000 grants of stock option awards during the three months ended March 31, 2010. As of March 31, 2011, the total compensation cost related to non-vested stock options not yet recognized was $0.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.8 years.

The following table summarizes the Company’s stock option activity under all the plans for the three months ended March 31, 2011:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	2,467	$7.87	6.4	$12,483
Granted	15	$9.60
Exercised	(170)	$6.38		$702
Forfeited	(1)	$45.91

Balance as of March 31, 2011	2,311	$7.98	6.3	$9,028

Options exercisable as of March 31, 2011	1,840	$8.45	5.6	$6,921

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at March 31, 2011.

Restricted Stock

There were no grants of restricted stock awards during the three months ended March 31, 2011 and 25,000 grants of restricted stock awards during the three months ended March 31, 2010. As of March 31, 2011, the total compensation cost related to non-vested restricted stock awards not yet recognized was $0.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 0.8 years.

A summary of the status of the Company’s non-vested restricted shares as of March 31, 2011 and changes during the three months ended March 31, 2011 is presented below:

	Non-vested Shares Outstanding (in thousands)		Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	145		$3.96
Granted	1	(a)	$3.92
Vested	(8)		$4.48
Forfeited	—		—

Non-vested at March 31, 2011	137		$3.92

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(a)	Under the terms of the DDi 2005 Stock Incentive Plan (the “Plan”), the number of shares subject to outstanding Restricted Stock Units (“RSUs”) are adjusted upon the payment of cash dividends. As a result of the dividend declaration on February 17, 2011, the number of shares subject to outstanding RSUs increased by 1,307 shares.

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended March 31,
	2011	2010
Non-cash compensation expense:
Cost of goods sold	$78	$125
Sales and marketing expenses	37	84
General and administrative expenses	154	139

Total non-cash compensation expense	$269	$348

NOTE 8. SEGMENT REPORTING

Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Revenues are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales:
North America(1)	$60,639	$56,502
Asia	4,700	6,666
Other	1,120	1,497

Total	$66,459	$64,665

(1)	The majority of sales in North America are to customers located in the United States.

NOTE 9. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, net of shares of common stock held in treasury. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation.

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Weighted-average shares of common stock outstanding — basic	20,226	19,824
Weighted-average common stock equivalents	964	147

Weighted-average shares of common stock outstanding — diluted	21,190	19,971

Net income	$5,005	$3,799
Net income per share — basic	$0.25	$0.19
Net income per share — diluted	$0.24	$0.19

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the three months ended March 31, 2011 and 2010, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 1,493,407 and 2,747,730, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 10. DIVIDENDS

The Company has paid quarterly cash dividends since the second quarter of 2010. On February 17, 2011, the board of directors declared a cash dividend of $0.10 per share, payable on March 30, 2011 (the “Payment Date”) to stockholders of record as of March 15, 2011 (the “Record Date”).

DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a surplus as defined by Delaware code of $93 million as of March 31, 2011. When the Company records a dividend, the charge is recorded to additional paid-in capital as opposed to retained earnings since the Company has an accumulated deficit.

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income includes unrealized translation gains and losses that have previously been excluded from net income and reflected instead in stockholders’ equity. The following table summarizes the Company’s comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$5,005	$3,799
Other comprehensive income:
Foreign currency translation adjustments	433	644

Comprehensive income	$5,438	$4,443

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company began applying fair value measurements to assets and liabilities reported in its financial statements at fair value on a recurring basis as required by FASB ASC 820, “ Fair Value Measurements and Disclosures”. This topic establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Cash equivalents consist of the Company’s excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of the Company’s cash equivalents was $22.0 million as of March 31, 2011 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of the Company’s variable and fixed rate notes payable and mortgage debt as of March 31, 2011, the Company estimated that in the current market the Company’s cost of borrowing on similar debt would, on average, be approximately 6.05% based on its current debt rating and an analysis of current market rates. Using this

DDi Corp.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), the Company estimated the fair value of its debt to be approximately $0.2 million higher than its carrying value of $11.2 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2011. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our Form 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; potential impacts of natural disasters in the electronics industry and the company’s supply chain; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Our Company

We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and in manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have over 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services (“EMS”) providers. With such a broad customer base and approximately 60 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of new electronic product development and supporting long-term requirements for low-to-moderate production volumes, such as those required by the military/aerospace market. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

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

Results of Operations – Summary

During the fourth quarter of 2010, we experienced a sequential decline in net sales following five consecutive quarters of sequential growth in net sales, due to lower commercial demand and fewer manufacturing days associated with the holiday season. We experienced a rebound in customer demand in the first quarter of 2011 over the fourth quarter of 2010 as orders sequentially increased by 18% to $72.2 million driving a 1.09 book to bill ratio. This sequential increase in orders was primarily driven by stronger demand in the industrial electronics and the government, military and aerospace segments. While the strength of the economic recovery is uncertain and we continue to execute on our strategy, we believe our technical capabilities, our sales distribution network and our extensive customer base situate the company for continued success in 2011.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following tables set forth select data from our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net sales	$66,459	$64,665	$1,794	2.8%
Cost of goods sold	52,307	50,679	1,628	3.2%

Gross profit	14,152	13,986	166	1.2%
Gross profit as a percentage of net sales	21.3%	21.6%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased $1.8 million to $66.5 million for the first quarter of 2011, from $64.7 million for the same period in 2010. This slight increase in net sales is primarily driven by increased sales to the industrial electronics, instrumentation and medical segment and the government, military and aerospace segment partially offset by lower sales to the consumer electronics and communications segments.

Gross Profit

Gross profit for the first quarter of 2011 was $14.2 million, or 21.3% of net sales, compared to $14.0 million, or 21.6% of net sales, for the same period in 2010. Gross margin in the first quarter of 2011 was slightly lower than the same period of the prior year, which included approximately $0.4 million of severance costs associated with the Coretec acquisition. The decrease in gross profit was primarily due to higher headcount and temporary labor costs. In addition, first quarter 2011 gross margin was slightly pressured by rising material costs which have been driven by record prices for certain commodities. Increases in material costs could impact our gross profit going forward if we are unable to fully pass through the increases to our customers.

Non-cash Compensation Expense

	Three Months Ended March 31,
	2011	2010
Non-cash compensation expense:
Cost of goods sold	$78	$125
Sales and marketing expenses	37	84
General and administrative expenses	154	139

Total non-cash compensation expense	$269	$348

Non-cash compensation expense related to stock awards was recorded in accordance with the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Based Compensation”.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$4,638	$4,507	$131	2.9%
Percentage of net sales	7.0%	7.0%

Sales and marketing expenses increased slightly on an absolute dollar basis by $0.1 million, to $4.6 million, or 7% of net sales, for the first quarter of 2011, from $4.5 million, or 7% of net sales, for the first quarter of 2010.

General and Administrative Expenses

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
General and administrative expenses	$3,959	$4,423	$(464)	(10.5%)
Percentage of net sales	6.0%	6.8%

General and administrative expenses decreased on an absolute dollar basis by $0.5 million to $4.0 million, or 6.0% of net sales, for the first quarter of 2011, from $4.4 million, or 6.8% of net sales, for the first quarter of 2010. The decrease in general and administrative expenses of $0.5 million is primarily due to $0.4 million of incremental professional fees incurred in connection with the Coretec acquisition during the first quarter of 2010.

Amortization of Intangibles

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits Inc. in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.2 million of amortization expense per quarter for the remaining acquisition-related customer relationships through October 2011.

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on seven asset-backed term loans. Interest expense decreased to $0.4 million for the first quarter of 2011 compared to $0.5 million for the same period in 2010. The decrease in interest expense is primarily due to lower principal balances outstanding during the three months ended March 31, 2011, compared to the same period in 2010.

Net Other Income (Expense)

Net other income consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the first quarter of 2011, net other income was $0.1 million compared to net other expense of $0.2 million in the first quarter of 2010.

Income Tax Expense

The Company recorded income tax expense for the first quarter of 2011 of $0.1 million or 1.2% of pre-tax income, compared to income tax expense of $0.4 million, or 9.7% of pre-tax income, for the same period in 2010. The decrease in income tax expense during the first quarter of 2011 was primarily due to higher than historical Canadian income tax expense in the first quarter of 2010. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carryforwards to the extent of current earnings.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Working capital	$54,213	$51,026
Current ratio (current assets to current liabilities)	2.4:1.0	2.2:1.0
Cash and cash equivalents	$22,046	$28,347
Long-term debt, including current portion	$11,165	$11,455

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand and cash generated from operations.

As of March 31, 2011, we had total cash and cash equivalents of $22.0 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio at March 31, 2011 from December 31, 2010 was primarily due to an increase in our current assets. This increase was primarily due to higher accounts receivable and to a lesser extent higher inventory balances offset by a decrease in cash and cash equivalents. The increase in accounts receivable was primarily due to increased sales levels during the quarter as well as an increase in our days sales outstanding which was primarily driven by a higher disproportionate share of the revenues occurring in the back half of the quarter.

The decrease in our cash and cash equivalents of $6.3 million from December 31, 2010 was primarily due to working capital uses of cash totaling $9.1 million, cash dividends of $2.0 million, and capital expenditures of $2.4 million.

We believe that our current cash balance, in combination with net cash expected to be generated from operations and available borrowing under our revolving line of credit, will fund ongoing operations for at least the next twelve months.

Revolving Credit Facilities

JPMorgan Chase Credit Agreement. On September 23, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender (the “Lender”).

The Credit Agreement provides for a revolving credit in an aggregate principal amount of $25 million, with a Canadian sub-limit of $10 million. The revolving credit agreement has an accordion provision that allows the Company to increase the size to $40 million under certain circumstances. As of March 31, 2011, we had no borrowings outstanding under the Credit Agreement.

On March 14, 2011, The Company entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Amendment amends the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that the Company can pay without obtaining the consent of the Lender from $8 million in a rolling twelve-month period (and $25 million over the term of the Credit Agreement) to $12 million ($40 million over the term of the Credit Agreement).

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in:
Operating activities	$(1,597)	$(764)
Investing activities	(2,359)	(1,286)
Financing activities	(2,227)	(4,883)
Effect of exchange rates on cash	(118)	(288)

Net decrease in cash and cash equivalents	$(6,301)	$(7,221)

Net cash used in operating activities represents net income adjusted for non-cash charges and working capital changes. The $0.8 million increase in net cash used by operating activities for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to increases in accounts receivable and inventories, reflecting our expanded revenue and production levels in the first quarter of 2010, as well as decreases in accounts payable and accrued expenses as a result of the timing of certain payments.

Net cash used in investing activities for the three months ended March 31, 2011 increased by $1.1 million compared to the same period in 2010 due to an increased investment in capital assets.

The $2.7 million decrease in net cash used in financing activities for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the $4.3 million pay off in the first quarter of 2010 of the borrowings from the credit facility assumed upon the acquisition of Coretec. This decrease was partially offset by the $2.0 million cash dividend payment to common shareholders in the first quarter of 2011.

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 24 to 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K. We believe that at March 31, 2011 there had been no material changes to this information.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805).” This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends the fair value disclosure guidance to include new disclosures and changes to clarify existing disclosure requirements. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of these new standards did not materially impact the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Variable Rate Debt

We have variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment, as well as our Credit Agreement (on March 31, 2011, we have not yet drawn on our Credit Agreement). The interest rates on our variable rate debt are tied to various floating base rates as defined or to LIBOR. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. However, we do not believe such exposure is material to our consolidated financial position or liquidity.

At March 31, 2011, we had $9.8 million outstanding under such agreements at interest rates ranging from 1.76% to 6.92% per annum.

Fixed Rate Debt

The fair market value of our one long-term fixed interest rate mortgage is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. Based on the outstanding amount of the debt, future movement of the interest rate would not have a material effect on the fair value of the fixed rate debt.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2010 (the “Form 10-K”) for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 22, 2011.

Natural disasters in certain regions could adversely affect the global electronics supply chain which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could have a negative impact on our supply chain, our ability to deliver products to our customers and on the cost of and demand for our products. We may also encounter reduced demand for our printed circuit boards in the event customers are unable to obtain adequate supplies of other components due to the events in Japan. We are rigorously assessing our potential exposure but uncertainties exist such that the extent and duration of these supply constraints cannot be currently determined. As a result, our business, results of operations or financial condition could be materially adversely affected by these events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

On April 27, 2011, the Company entered into an employment agreement with J. Michael Dodson, the Company’s Chief Financial Officer (the “Employment Agreement”). The Employment Agreements amends and restates in its entirety the Company’s existing employment letter with Mr. Dodson, and was adopted to memorialize in a single document the existing terms of Mr. Dodson’s employment, as previously disclosed. The foregoing description of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, which are attached as Exhibits 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		8-K	3/10/2011	3.2	3/15/2011

10.1	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

	Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K	3/10/2011	99.1	3/15/2011

10.2	Employment Agreement dated April 27, 2011 between DDi Corp. and J. Michael Dodson	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi Corp.

Date: April 28, 2011	/S/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2011	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2011	/S/ COLEMAN C. BARNER
Coleman C. Barner
Chief Accounting Officer
(Principal Accounting Officer)