Form 10-Q
period 2011-06-30
DDI CORP
filed 2011-07-29
CIK 1104252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, DDi Corp. had 20,316,868 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

Form 10-Q for the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,646	$28,347
Accounts receivable, net	42,206	40,821
Inventories, net	24,204	20,970
Prepaid expenses and other assets	2,304	1,889

Total current assets	94,360	92,027
Property, plant and equipment, net	43,185	42,605
Intangible assets, net	234	614
Goodwill	3,664	3,664
Other assets	950	954

Total assets	$142,393	$139,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,753	$25,137
Accrued expenses and other current liabilities	12,257	13,802
Current portion of long-term debt	1,430	1,751
Income taxes payable	267	311

Total current liabilities	36,707	41,001
Long-term debt	9,269	9,704
Other long-term liabilities	490	527

Total liabilities	46,466	51,232

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 23,264 shares issued and 20,317 shares outstanding at June 30, 2011 and 23,129 shares issued and 20,182 shares outstanding at December 31, 2010	23	23
Additional paid-in-capital	242,177	245,181
Treasury stock, at cost — 2,947 shares held in treasury at June 30, 2011 and December 31, 2010	(16,323)	(16,323)
Accumulated other comprehensive income	1,406	1,063
Accumulated deficit	(131,356)	(141,312)

Total stockholders’ equity	95,927	88,632

Total liabilities and stockholders’ equity	$142,393	$139,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$66,224	$68,382	$132,683	$133,047
Cost of goods sold	51,781	53,067	104,088	103,746

Gross profit	14,443	15,315	28,595	29,301
Operating expenses:
Sales and marketing	4,284	4,294	8,922	8,801
General and administrative	3,846	3,790	7,805	8,213
Amortization of intangible assets	190	190	380	380
Restructuring and other related charges	623	290	623	290

Operating income	5,500	6,751	10,865	11,617
Interest expense	391	301	778	760
Interest income	(2)	(7)	(7)	(24)
Other expense (income), net	60	148	(26)	364

Income before income tax expense	5,051	6,309	10,120	10,517
Income tax expense	100	312	164	721

Net income	$4,951	$5,997	$9,956	$9,796

Net income per share:
Basic	$0.24	$0.30	$0.49	$0.49
Diluted	$0.24	$0.29	$0.47	$0.48
Dividend declared per share	$0.10	$0.06	$0.20	$0.06
Weighted-average shares used in per share computations:
Basic	20,302	19,863	20,364	19,844
Diluted	21,005	20,544	21,198	20,257

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	4,951	5,997	9,956	9,796
Foreign currency translation adjustments	(90)	(447)	343	197

Comprehensive income	4,861	5,550	10,299	9,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,956	$9,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,480	4,363
Amortization of intangible assets	380	380
Amortization of debt issuance costs	122	—
Amortization of deferred lease liability	(220)	(225)
Stock-based compensation	575	689
Other	(21)	171
Changes in operating assets and liabilities:
Accounts receivable	(1,027)	(9,860)
Inventories	(3,089)	(1,685)
Prepaid expenses and other assets	(527)	(275)
Accounts payable	(2,538)	6,163
Accrued expenses and other liabilities	(1,390)	(4,209)
Income taxes payable	(62)	(868)

Net cash provided by operating activities	6,639	4,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,824)	(3,623)

Net cash used in investing activities	(4,824)	(3,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(944)	(875)
Payments of debt issuance costs	(2)	(108)
Repayment of revolving credit facility	—	(4,290)
Proceeds from exercise of stock options	511	471
Cash dividend payments to common shareholders	(4,060)	—

Net cash used in financing activities	(4,495)	(4,802)

Effect of exchange rate changes on cash and cash equivalents	(21)	140

Net decrease in cash and cash equivalents	(2,701)	(3,845)
Cash and cash equivalents, beginning of period	28,347	19,392

Cash and cash equivalents, end of period	$25,646	$15,547

Supplemental disclosures of non-cash operating and financing activities:

	Six Months Ended June 30,
	2011	2010
Dividend declared and accrued	$—	$1,197
Adjustment of inventory balance to goodwill relating to acquisition of Coretec	$—	$402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries. DDi Corp. and its subsidiaries are referred to herein as the “Company”, “DDi”, “we”, “our” or “us”. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes thereto contain all adjustments necessary for a fair presentation of the financial position of DDi as of June 30, 2011 and the results of our operations and cash flows for the three and six months ended June 30, 2011 and 2010, and such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the future quarters in the year ending December 31, 2011.

We have prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although we believe the disclosures provided are adequate to prevent the information presented from being misleading. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report on Form 10-Q for the quarter ended June 30, 2011 should be read in conjunction with the audited consolidated financial statements and notes thereto presented in DDi’s Annual Report on Form 10-K for the year ended December 31, 2010.

All financial data are presented in US Dollars. Certain data from 2010 was reclassified to conform to the current year presentation.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, the valuation of stock-based compensation, and the valuation of long-lived assets and goodwill. In addition, we have other accounting policies that involve estimates such as warranty reserves, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Description of Business

DDi is a leading provider of time-critical, technologically-advanced electronic interconnect design, engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards (“PCBs”) on a quick-turn basis, with lead times as short as 24 hours. DDi has over 1,000 customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our engineering capabilities and manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, DDi completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares previously were publicly traded on the Toronto Stock Exchange.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 that are expected to have a material impact on our unaudited condensed consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$10,754	$9,216
Work-in process	8,258	7,093
Finished goods	5,192	4,661

Total	$24,204	$20,970

NOTE 3. REVOLVING CREDIT FACILITY

On September 23, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25.0 million, with a Canadian sub-limit of $10.0 million. Pursuant to its terms and subject to the conditions set forth therein, the aggregate principal amount of the facility may be increased from $25.0 to $40.0 million. The maturity date of the facility is September 23, 2013. Availability under the Credit Agreement is based on various borrowing base tests, including our eligible accounts receivable and inventories. As of June 30, 2011, we had no borrowings outstanding under the Credit Agreement and availability under the facility was above the applicable measurement levels.

On March 14, 2011, we entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Amendment amends the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that we can pay without obtaining the consent of the Lender from $8.0 million in a rolling twelve-month period (and $25.0 million over the term of the Credit Agreement) to $12.0 million ($40.0 million over the term of the Credit Agreement).

NOTE 4. LONG-TERM DEBT

Key Bank

We have a term loan with Key Bank secured by our building located in North Jackson, Ohio. The loan has a principal balance of approximately $0.9 million at June 30, 2011, requires monthly payments of approximately $0.02 million plus accrued interest, and bears interest at LIBOR plus 1.5% (1.69% at June 30, 2011). The note matures in April 2015.

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (the “BDC”) – a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of our Sheppard Avenue facility located in Toronto, Ontario, and the loan balance is guaranteed by us, a requirement of the BDC. The BDC loans require us to maintain an available funds coverage ratio of 1.5. As of June 30, 2011, we are in compliance with all required covenants.

The outstanding BDC term loan has a principal balance of approximately $0.3 million as of June 30, 2011. The loan requires monthly principal payments of approximately $0.05 million over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (3.50% at June 30, 2011). The loan matures in December 2011.

The infrastructure loan was provided to finance the completion of our Sheppard Avenue facility, located in Toronto, Ontario. The infrastructure loan has a principal balance of approximately $4.7 million as of June 30, 2011, requires monthly principal payments of approximately $0.02 million, and accrues interest at BDC’s floating base rate (5.0% at June 30, 2011). The loan matures in October 2028.

The equipment loan has a principal balance of approximately $1.9 million as of June 30, 2011, requires monthly principal payments of approximately $0.04 million, and accrues interest at the 1-month floating base rate plus 0.6% (4.35% at June 30, 2011). The loan matures in October 2015.

The building loan has a principal balance of approximately $0.2 million as of June 30, 2011, requires monthly principal payments of approximately $0.02 million, and accrues interest at BDC’s floating base rate plus 0.25% (5.25% at June 30, 2011). The loan matures in March 2012.

Zions Bank Mortgage

We have a mortgage with Zions Bank with a principal balance of approximately $1.5 million as of June 30, 2011, secured by the land and building of our Cuyahoga Falls, Ohio facility. The mortgage requires monthly fixed principal and interest payments of approximately $0.01 million, accrues interest at the Federal Home Loan Bank rate plus 2% (6.92% at June 30, 2011), and matures during 2032.

GE Real Estate Mortgage

We have a mortgage with GE Real Estate, with a principal balance of $1.3 million as of June 30, 2011, secured by the land and building of our Littleton, Colorado facility. The mortgage requires monthly fixed interest and principal payments of approximately $0.01 million, accrues interest at a fixed rate of 7.55% per annum, and matures during 2032.

NOTE 5. PRODUCT WARRANTY

We accrue warranty expense, which is included in cost of goods sold, at the time revenue is recognized for estimated future warranty obligations related to defective PCBs at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. We assess the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with our estimates. The warranty accrual is included in accrued expenses and other current liabilities.

The changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,291	$1,173	$1,167	$1,100
Warranties issued during the period	1,808	1,822	4,058	3,234
Warranty expenditures	(1,912)	(1,745)	(4,038)	(3,084)

Ending Balance	$1,187	$1,250	$1,187	$1,250

NOTE 6. INCOME TAXES

We apply the provisions of FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. We have $0.4 million and $0.4 million of total gross unrecognized tax benefits as of June 30, 2011 and December 31, 2010. If recognized in future periods there would be a favorable effect of $0.3 million to the effective tax rate. Management anticipates a decrease of approximately $0.06 million in the tax contingency reserve during the remainder of 2011 due to statute expirations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. We have substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2003 to 2009.

Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions. The reduced income tax rate in 2011 was primarily the result of reserved net operating loss carry forwards and tax credits available to offset profitable operating results.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

In May 2011, our stockholders approved the DDi Corp. 2011 Stock Incentive Plan (the “2011 Plan”). Awards under the 2011 Plan may be made to key employees and directors of DDi whose participation in the 2011 Plan is determined to be in the best interests of DDi by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2011 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The Plan reserves 1,750,000 shares for future awards to eligible persons. The number of shares available for awards, as well as the terms of outstanding awards, will be adjusted as provided in the 2011 Plan for share splits, share dividends, reclassifications, recapitalizations, and other similar events. Any shares reserved for awards will again be available for future awards if the shares for any reason will never be issued to a participant or beneficiary pursuant to an award due to the award’s forfeiture, cancellation, expiration, or net settlement without the issuance of shares. In addition, all shares that are available for future grant under the 2005 Stock Incentive Plan and awards granted under the 2005 Stock Incentive Plan that expire, terminate or are otherwise forfeited will become available for subsequent award under the 2011 Plan. Generally, options that have been granted to employees under the 2011 Plan have a ten year term and vest over three years from the date of grant in equal annual installments. Certain of the grants may vest on an accelerated basis.

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

There were 691,600 and 706,600 grants of stock option awards during the three and six months ended June 30, 2011, respectively. There were 103,800 and 565,800 grants of stock option awards during the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the total compensation cost related to non-vested stock options not yet recognized was $2.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.2 years.

The following table summarizes our stock option activity under all the plans for the six months ended June 30, 2011:

	Options Outstanding (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	2,466	$7.87	6.43	$12,483
Granted	707	$8.90
Exercised	(204)	$6.30		$807
Forfeited	(18)	$11.45

Balance as of June 30, 2011	2,951	$8.20	6.9	$7,129

Options exercisable as of June 30, 2011	1,908	$8.49	5.5	$5,139

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at June 30, 2011.

Restricted Stock

There were no grants of restricted stock awards during the six months ended June 30, 2011 and 25,000 grants of restricted stock awards during the three and six months ended June 30, 2010. As of June 30, 2011, the total compensation cost related to non-vested restricted stock awards not yet recognized was $0.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 0.5 years.

A summary of the status of our non-vested restricted shares as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:

	Non-vested Shares Outstanding (in thousands)		Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2011	144		$3.96
Granted	3	(a)	$3.92
Vested	(9)		$4.48
Forfeited	—		—

Non-vested at June 30, 2011	138		$3.92

(a)	Under the terms of the DDi 2005 Stock Incentive Plan, the number of shares subject to outstanding Restricted Stock Units (“RSUs”) are adjusted upon the payment of cash dividends. As a result of the dividend declaration on February 17 and May 17, 2011, the number of shares subject to outstanding RSUs increased by 2,744 shares.

Stock-Based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Cost of goods sold	101	115	179	240
Sales and marketing expenses	46	60	83	144
General and administrative expenses	159	166	313	305

Total stock-based compensation expense	306	341	575	689

NOTE 8. SEGMENT REPORTING

Based on evaluation of our financial information, management believes that DDi operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Revenues are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales:
North America (1)	$60,285	$61,233	$120,924	$117,735
Asia	5,072	6,224	9,772	12,890
Other	867	925	1,987	2,422

Total	$66,224	$68,382	$132,683	$133,047

(1)	The majority of sales in North America are to customers located in the United States.

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 3 0 ,		Six Months Ended June 30 ,
	2 0 11	2 0 10	2 0 11	2 0 10
Weighted-average shares of common stock outstanding - basic	20,302	19,863	20,364	19,844
Weighted-average common stock equivalents	703	681	834	413

Weighted-average shares of common stock outstanding - diluted	21,005	20,544	21,198	20,257
Net income	$4,951	$5,997	$9,956	$9,796
Net income per share - basic	$0.24	$0.30	$0.49	$0.49
Net income per share - diluted	$0.24	$0.29	$0.47	$0.48

For the three and six months ended June 30, 2011, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,387,060 and 2,255,997 respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive. For the three and six months ended June 30, 2010, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,228,891 and 2,495,839, respectively, were excluded from the diluted net income per common share calculation.

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facility (Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed for taking full advantage of the modern Sheppard Avenue manufacturing facility. During the second quarter of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan. During the three and six months ended June 30, 2010, we incurred $0.3 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other typical integration expenses.

NOTE 11. DIVIDENDS

We have paid quarterly cash dividends since the second quarter of 2010. The following table sets forth the dividends declared during the three and six months ended June 30, 2011 and 2010 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2 0 11	2 0 10	2 0 11	2 0 10
Dividend per share	$0.10	$0.06	$0.20	$0.06
Total declared	$2,032	$1,197	$4,060	$1,197

DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a surplus as defined by Delaware code of $96 million and $93 million as of June 30, 2011 and March 31, 2011, respectively. When we record a dividend, the charge is recorded to additional paid-in capital as opposed to retained earnings since we have an accumulated deficit.

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we began applying fair value measurements to assets and liabilities reported in its financial statements at fair value on a recurring basis as required by FASB ASC 820, “Fair Value Measurements and Disclosures”. This topic establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The estimated fair values of our financial instruments, which include cash and cash equivalents, accounts receivable, revolving credit facility, accounts payable, accrued liabilities and income taxes payable, approximate their carrying values due to their short maturities. These items are classified as either Level 1 or Level 2 inputs.

Cash equivalents consist of our excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the unaudited condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of our cash equivalents was $25.6 million as of June 30, 2011 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of our variable and fixed rate notes payable and mortgage debt as of June 30, 2011, we estimated that in the current market our cost of borrowing on similar debt would, on average, be approximately 5.9% based on its current debt rating and an analysis of current market rates. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), we estimated the fair value of our debt to be approximately $0.1 million higher than its carrying value of $10.7 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages. We believe as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our unaudited condensed consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the our unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our three and six months ended June 30, 2011. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our Form 10-K including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; potential impacts of natural disasters on the electronics industry and the company’s supply chain; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 24 to 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K. We believe that at June 30, 2011 there had been no material changes to this information.

Results of Operations - Summary

During the second quarter of 2011, we experienced a reduced level of demand as customer orders fell sequentially by 8% to $66.2 million reflecting a 1.00 book to bill ratio. This sequential decrease during the second quarter of 2011 follows an 18% sequential increase in customer orders to a record level of $72.2 million during the first quarter of 2011. During the fourth quarter of 2010 we experienced a 15% sequential decrease in customer orders. These three consecutive quarters of inconsistent trends in customer demand follows five consecutive quarters of increasing customer orders starting in the third quarter of 2009.

For the six months ended June 30, 2011, total customer orders were $138.4 which reflects a slight decrease of 2% from the same period of the prior year. This slight decrease is primarily comprised of lower demand in the communications and consumer electronics segments partially offset by increases in the government, military and aerospace segment, industrial electronics segment, and the instrumentation and medical segment. Likewise, the net sales were $132.7 million for the six months ended June 30, 2011 which are basically flat with the $133.0 million recorded in the same period of the prior year.

Looking ahead to the balance of 2011, we are cautious regarding the overall economic environment in North America and the impact on the demand for printed circuit boards. In particular, we have seen spots of softer demand being forecasted in the military/aerospace market sector with the budget pressures anticipated on the U.S. Department of Defense and our customers in this market segment. With the economic recovery uncertain, we remain intensely focused on operational and financial discipline, gaining market share in our core markets, and technological innovation to continue to improve DDi’s overall business platform.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following tables set forth select data from our Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Net sales	$66,224	$68,382	$(2,158)	(3.2%)
Cost of goods sold	51,781	53,067	(1,286)	(2.4%)

Gross profit	$14,443	$15,315	$(872)	(5.7%)
Gross profit as a percentage of net sales	21.8%	22.4%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased $2.2 million or 3.2%, to $66.2 million for the first quarter of 2011, from $68.4 million for the same period in 2010. This slight decrease in net sales is primarily driven by decreased sales to the communications, consumer electronics, and the government, military and aerospace segments partially offset by higher sales to the computer, industrial electronics, and instrumentation and medical segments.

Gross Profit

Gross profit for the second quarter of 2011 was $14.4 million, or 21.8% of net sales as compared to $15.3 million, or 22.4% of net sales for the same period in 2010. The decrease in gross profit from the same period in the prior year was primarily due to slightly lower revenues and higher material costs driven by higher commodity prices, labor and depreciation partially off-set by lower overhead costs. Lower overhead costs during the second quarter of 2011 primarily represent the benefits realized from our Toronto facilities integration.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$4,284	$4,294	$(10)	(0.2%)
Percentage of net sales	6.5%	6.3%

Sales and marketing expenses remained flat on an absolute dollar basis for the second quarter of 2011 compared to the same period of the prior year and increased slightly as a percent of sales due to lower sales in the second quarter of 2011 compared to the same period in the prior year.

General and Administrative Expenses

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
General and administrative expenses	$3,846	$3,790	$56	1.5%
Percentage of net sales	5.8%	5.5%

General and administrative expenses remained flat for the three months ended June 30, 2011 at $3.8 million as compared to the same period of the prior year.

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

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on seven asset-backed term loans. Interest expense was $0.4 million for the second quarter of 2011 compared $0.3 million in the same period of the prior year.

Net Other Expense (Income)

Net other income consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the second quarter of 2011, net other income was flat at $0.1 million compared to the same period of the prior year.

Restructuring and Other Related Charges

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facility (Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed for taking full advantage of the modern Sheppard Avenue manufacturing facility. During the second quarter of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan. During the three and six months ended June 30, 2010, we incurred $0.3 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other typical integration expenses.

Income Tax Expense

We recorded an income tax expense for the second quarter of 2011 of $0.1 million or 2.0% of pre-tax income, compared to income tax expense of $0.3 million, or 4.9% of pre-tax income, for the same period in the prior year. The decrease in income tax expense during the second quarter of 2011 was primarily due to uncertain tax positions and state income taxes. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

The following tables set forth select data from our Unaudited Condensed Consolidated Statement of Operations (in thousands):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Net sales	$132,683	$133,047	$(364)	(0.3%)
Cost of goods sold	104,088	103,746	342	0.3%

Gross profit	$28,595	$29,301	$(706)	(2.4%)
Gross profit as a percentage of net sales	21.6%	22.0%

Net Sales

Net sales remained flat for the six months ended June 30, 2011 at $132.7 million as compared to $133.0 million in the same period of the prior year.

Gross Profit

Gross profit for the six months ending June 30, 2011 was $28.6 million, or 21.6% of net sales, compared to $29.3 million, or 22.0% of net sales, for the same period in the prior year. Gross profit for the six months ending June 30, 2010 was lower primarily due to higher material costs driven by higher commodity prices, labor and depreciation partially offset by lower overhead costs. Lower overhead costs during the six months ended June 30, 2011 primarily represent the benefits realized from our Toronto facilities integration.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$8,922	$8,801	$121	1.4%
Percentage of net sales	6.7%	6.6%

Sales and marketing expenses increased slightly on an absolute dollar basis by $0.1 million, to $8.9 million or 6.7% of net sales for the six months ended June 30, 2010, from $8.8 million, or 6.6% of net sales for the same period in the prior year.

General and Administrative Expenses

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
General and administrative expenses	$7,805	$8,213	$(408)	(5.0%)
Percentage of net sales	5.9%	6.2%

General and administrative expenses decreased on an absolute dollar basis by $0.4 million to $7.8 million, or 5.9% of net sales for the six months ending June 30 2011, from $8.2 million, or 6.2% of net sales for the same period in the prior year. The decrease in general and administrative expenses was primarily due to $0.4 million of professional fees from the Coretec acquisition included in the six months ended June 30, 2010.

Amortization of Intangible Assets

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.4 million of amortization expense for the six month period ending June 30, 2011 and 2010.

Interest Expense

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on our long-term debt. Interest expense was $0.8 million for the six months ended June 30, 2011 as compared to $0.8 million for the same period in the prior year.

Other Expense (Income), Net

Net other expense consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. For the six months ending June 30, 2011 the balance was less than $0.1 million as compared $0.4 million for the same period in the prior year.

Restructuring and Other Related Charges

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facility (Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed for taking full advantage of the modern Sheppard Avenue manufacturing facility. During the six months ended of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan. During the six months ended June 30, 2010, we incurred $0.3 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other typical integration expenses.

Income Tax Expense

The Company recorded an income tax expense for the six months ended June 30, 2011 of $0.2 million or 1.6% of pre-tax income as compared to an income tax expense of $0.7 million, or 6.9% of pre-tax income for the same period in the prior year. The decrease in income tax expense was primarily due to a higher than historical Canadian income tax expense during the six months ended June 30, 2010. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Working capital	$57,653	$51,026
Current ratio (current assets to current liabilities)	2.57 : 1.0	2.24 : 1.0
Cash and cash equivalents	$25,646	$28,347
Long-term debt	$9,269	$9,704

Our principal sources of liquidity to fund ongoing operations have been existing cash on hand and cash generated from operations.

As of June 30, 2011, we had total cash and cash equivalents of $25.6 million. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents at certain financial institutions in excess of amounts insured by federal agencies. However, management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

The increase in our working capital and related improvement to our current ratio at June 30, 2011from December 31, 2010 was primarily due to an increase in our current assets and decrease to our current liabilities. This increase in current assets from December 31, 2010 was primarily due to higher accounts receivable and inventory balances offset by a decrease in cash and cash equivalents. The decrease in current liabilities from December 31, 2010 was primarily due to a decrease in accounts payable and accrued expenses.

The decrease in our cash and cash equivalents of $2.7 million from December 31, 2010 was primarily due to our net income for the six months ended June 30, 2011 of $10.0 million, non-cash operating activities of $5.3 million, offset by working capital uses of cash totaling $8.6 million. Investing activities totaled $4.8 million and primarily consisted of property and equipment purchases at our manufacturing facilities. Financing activities totaled $4.5 million and primarily consisted of our cash dividend of $4.1 million, principal payments of long term debt of $0.4 million, offset by stock option exercise proceeds of $0.5 million.

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

The Credit Agreement provides for a revolving credit in an aggregate principal amount of $25.0 million, with a Canadian sub-limit of $10.0 million. The revolving credit agreement has an accordion provision that allows the Company to increase the size to $40.0 million under certain circumstances. As of June 30, 2011, we had no borrowings outstanding under the Credit Agreement.

On March 14, 2011, The Company entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Amendment amends the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that the Company can pay without obtaining the consent of the Lender from $8 million in a rolling twelve-month period (and $25 million over the term of the Credit Agreement) to $12 million ($40.0 million over the term of the Credit Agreement).

At June 30, 2011 there had been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in:
Operating activities	$6,639	$4,440
Investing activities	(4,824)	(3,623)
Financing activities	(4,495)	(4,802)
Effect of exchange rates on cash	(21)	140

Net decrease in cash and cash equivalents	$(2,701)	$(3,845)

Net cash used in operating activities represents net income adjusted for non-cash charges and working capital changes. The $2.2 million increase in net cash provided by operating activities for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a lower increase in accounts receivable and a lower decrease in accrued expenses partially offset by a higher increase in inventories and a decrease in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2011 increased by $1.2 million compared to the same period in 2010 due to an increased investment in capital assets.

The $0.3 million decrease in net cash used in financing activities for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the $4.3 million payoff in the first quarter of 2010 of the borrowings from the credit facility assumed upon the acquisition of Coretec. This decrease was largely matched by the $4.1 million cash dividend payments to common shareholders in the six months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Variable Rate Debt

We have variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment, as well as our Credit Agreement (as of June 30, 2011, we have not yet drawn on our Credit Agreement). The interest rates on our variable rate debt are tied to various floating base rates as defined or to LIBOR. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. However, we do not believe such exposure is material to our consolidated financial position or liquidity.

At June 30, 2011, we had $9.4 million outstanding under such agreements at interest rates ranging from 1.69% to 6.92% per annum.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our business is derived from products and services sold to customers in the defense industry. Changes in export control or other federal regulations could result in increased competition from offshore competitors which could have a material adverse effect on our business.

A significant portion of our revenues is derived from products and services ultimately sold to customers in the defense industry. Many of these products are currently subject to export controls and other regulatory requirements that limit the ability of overseas competitors to manufacture such products. The federal government is currently in the process of reviewing and revising the United States Munitions List. Such changes could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on their being manufactured overseas, we would likely face increased competition from overseas manufacturers. Such increased competition could have a material adverse effect on our business.

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

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		8-K	3/10/2011	3.2	3/15/2011

10.1	DDi Corp. 2011 Stock Incentive Plan	X

10.2	Form of Stock Option Agreement under the DDi Corp 2011 Stock Incentive Plan	X

10.3	Form of Restricted Share Award Agreement under the DDi Corp 2011 Stock Incentive Plan	X

10.4	Offer Letter dated May 3, 2011 between DDi Corp. and Wayne T. Slomsky	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: July 29, 2011	/S/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2011	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2011	/S/ WAYNE T. SLOMSKY
Wayne T. Slomsky
Chief Accounting Officer
(Principal Accounting Officer)