Form 10-Q
period 2011-09-30
DDI CORP
filed 2011-10-28
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2011, DDi Corp. had 20,329,532 shares of common stock, par value $0.001 per share, outstanding.

DDi CORP.

Form 10-Q for the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,436	$28,347
Accounts receivable, net of allowance for bad debts of $588 and $571 as of September 30, 2011 and December 31, 2010, respectively	40,799	40,821
Inventories, net	23,854	20,970
Prepaid expenses and other assets	2,778	1,889

Total current assets	95,867	92,027
Property, plant and equipment, net	43,089	42,605
Intangible assets, net	44	614
Goodwill	3,664	3,664
Other assets	888	954

Total assets	$143,552	$139,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,663	$25,137
Accrued expenses and other current liabilities	11,956	13,802
Current portion of long-term debt	1,209	1,751
Income taxes payable	269	311

Total current liabilities	36,097	41,001
Long-term debt	8,783	9,704
Other long-term liabilities	416	527

Total liabilities	45,296	51,232

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 23,264 shares issued and 20,317 shares outstanding at September 30, 2011 and 23,129 shares issued and 20,182 shares outstanding at December 31, 2010	23	23
Additional paid-in-capital	240,500	245,181
Treasury stock, at cost — 2,947 shares held in treasury at September 30, 2011 and December 31, 2010	(16,323)	(16,323)
Accumulated other comprehensive income	261	1,063
Accumulated deficit	(126,205)	(141,312)

Total stockholders’ equity	98,256	88,632

Total liabilities and stockholders’ equity	$143,552	$139,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$66,175	$68,988	$198,858	$202,035
Cost of goods sold	52,267	53,450	156,355	157,196

Gross profit	13,908	15,538	42,503	44,839
Operating expenses:
Sales and marketing	4,142	4,330	13,064	13,131
General and administrative	3,968	4,250	11,773	12,463
Amortization of intangible assets	190	190	570	570
Restructuring and other related charges	392	48	1,015	338

Operating income	5,216	6,720	16,081	18,337
Interest expense	384	303	1,162	1,063
Interest income	(2)	(7)	(9)	(31)
Other expense (income), net	(272)	(144)	(298)	220

Income before income tax expense	5,106	6,568	15,226	17,085
Income tax (benefit) expense	(46)	69	119	790

Net income	$5,152	$6,499	$15,107	$16,295

Net income per share:
Basic	$0.25	$0.33	$0.74	$0.82
Diluted	$0.25	$0.31	$0.72	$0.80
Dividend declared per share	$0.10	$0.06	$0.30	$0.12
Weighted-average shares used in per share computations:
Basic	20,317	19,916	20,282	19,868
Diluted	20,845	20,671	21,013	20,396

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	$5,152	$6,499	$15,107	$16,295
Foreign currency translation adjustments	(1,145)	310	(802)	507

Comprehensive income	$4,007	$6,809	$14,305	$16,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,107	$16,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,021	6,501
Amortization of intangible assets	570	570
Amortization of debt issuance costs	183	—
Amortization of deferred lease liability	(330)	(338)
Stock-based compensation	931	1,041
Other	2	203
Changes in operating assets and liabilities:
Accounts receivable	(353)	(11,923)
Inventories	(3,081)	(1,928)
Prepaid expenses and other assets	(1,102)	(994)
Accounts payable	(2,305)	5,437
Accrued expenses and other liabilities	(1,411)	(3,551)
Income taxes payable	(115)	(1,352)

Net cash provided by operating activities	15,117	9,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,191)	(5,765)

Net cash used in investing activities	(8,191)	(5,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,304)	(1,358)
Payments of debt issuance costs	(2)	(665)
Repayment of revolving credit facility	—	(4,290)
Proceeds from exercise of stock options	511	526
Cash dividend payments to common shareholders	(6,092)	(2,394)

Net cash used in financing activities	(6,887)	(8,181)

Effect of exchange rate changes on cash and cash equivalents	50	68

Net increase (decrease) in cash and cash equivalents	89	(3,917)
Cash and cash equivalents, beginning of period	28,347	19,392

Cash and cash equivalents, end of period	$28,436	$15,475

Supplemental disclosures of non-cash operating and financing activities:

	Nine Months Ended September 30,
	2011	2010
Adjustment of inventory balance to goodwill relating to acquisition of Coretec	$—	$402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

DDi is a leading provider of time-critical, technologically-advanced electronic interconnect design, engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards (“PCBs”) on a quick-turn basis, with lead times as short as 24 hours. DDi has over 1,000 customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation and medical and high-durability commercial markets. Our engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, DDi completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares, prior to the acquisition, were publicly traded on the Toronto Stock Exchange.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries (referred to herein as the “Company”, “DDi”, “we”, “our” or “us”). All intercompany transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of, management are necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 pertaining to the goodwill impairment test required under Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for accounting periods beginning after December 15, 2011, with early adoption permitted. We expect to adopt the provisions of ASU 2011-08 for our annual impairment test in the fourth quarter of 2011. We do not believe the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which amended its guidance on the presentation of comprehensive income required under ASC Topic 220, “Presentation of Comprehensive Income”, in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have applied provisions of this guidance beginning in the second quarter of 2011 and continuing in the three and nine month periods by presenting comprehensive income within a single consolidates statement of income and comprehensive income.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$10,998	$9,216
Work-in process	7,723	7,093
Finished goods	5,133	4,661

Total	$23,854	$20,970

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

The March 2011 Credit Amendment amended the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that we can pay without obtaining the consent of the Lender from $8.0 million in a rolling twelve-month period (and $25.0 million over the term of the Credit Agreement) to $12.0 million ($40.0 million over the term of the Credit Agreement).

Availability under the Credit Agreement is based on various borrowing base tests, including our eligible accounts receivable and inventories. As of September 30, 2011, we had no borrowings outstanding under the Credit Agreement and availability under the facility was above the applicable measurement levels.

NOTE 4. LONG-TERM DEBT

Key Bank

We have a term loan with Key Bank secured by our building located in North Jackson, Ohio. The loan has a principal balance of approximately $0.8 million at September 30, 2011, requires monthly payments of approximately $20,000 plus accrued interest, and bears interest at LIBOR plus 1.5% (1.72% at September 30, 2011). The note matures in April 2015.

Business Development Bank of Canada

There are four existing loans with Business Development Bank of Canada (the “BDC”) — a term loan, an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of our Sheppard Avenue facility located in Toronto, Ontario, and the loan balance is guaranteed by us, a requirement of the BDC. The BDC loans require us to maintain an available funds coverage ratio of 1.5. As of September 30, 2011, we are in compliance with all required covenants.

The outstanding BDC term loan has a principal balance of approximately $0.1 million as of September 30, 2011. The loan requires monthly principal payments of approximately $50,000 over the loan term and bears interest, payable monthly, at BDC’s floating base rate less 1.5% (3.50% at September 30, 2011). The loan matures in December 2011.

The infrastructure loan was provided to finance the completion of our Sheppard Avenue facility. The infrastructure loan has a principal balance of approximately $4.4 million as of September 30, 2011, requires monthly principal payments of approximately $20,000, and accrues interest at BDC’s floating base rate (4.25% at September 30, 2011). The loan matures in October 2028.

The equipment loan has a principal balance of approximately $1.8 million as of September 30, 2011, requires monthly principal payments of approximately $40,000, and accrues interest at the 1-month floating base rate plus 0.6% (3.3% at September 30, 2011). The loan matures in October 2015.

The building loan has a principal balance of approximately $0.1 million as of September 30, 2011, requires monthly principal payments of approximately $20,000, and accrues interest at BDC’s floating base rate plus 0.25% (5.25% at September 30, 2011). The loan matures in March 2012.

Zions Bank Mortgage

We have a mortgage with Zions Bank with a principal balance of approximately $1.5 million as of September 30, 2011, secured by the land and building of our Cuyahoga Falls, Ohio facility. The mortgage requires monthly fixed principal and interest payments of approximately $11,000, accrues interest at the Federal Home Loan Bank rate plus 2% (7.07% at September 30, 2011), and matures during 2032.

GE Real Estate Mortgage

We have a mortgage with GE Real Estate, with a principal balance of $1.3 million as of September 30, 2011, secured by the land and building of our Littleton, Colorado facility. The mortgage requires monthly fixed principal and interest payments of approximately $11,000, accrues interest at a fixed rate of 7.55% per annum, and matures during 2032.

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

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,187	$1,250	$1,167	$1,100
Warranties issued during the period	1,833	1,773	5,891	5,007
Warranty expenditures	(1,827)	(1,814)	(5,865)	(4,898)

Ending Balance	$1,193	$1,209	$1,193	$1,209

NOTE 6. INCOME TAXES

We apply the provisions of FASB ASC Topic 740, “Income Taxes”, which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. We have $0.3 million and $0.4 million of total gross unrecognized tax benefits as of September 30, 2011 and December 31, 2010. If recognized in future periods there would be a favorable effect of $0.2 million to the effective tax rate. The tax contingency reserve decreased approximately $60,000 due to statute expirations in the third quarter of fiscal 2011. Management anticipates no additional decreases in the tax contingency reserve during the remainder of 2011. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. We have substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2003 to 2010.

Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions. The reduced income tax rate in 2011 was primarily the result of reserved net operating loss carryforwards and tax credits available to offset profitable operating results.

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

There were 18,500 and 725,100 grants of stock options during the three and nine months ended September 30, 2011, respectively. There were 10,000 and 575,800 grants of stock options during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the total compensation cost related to non-vested stock options not yet recognized was $1.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 2.0 years.

The following table summarizes our stock option activity under all the plans for the nine months ended September 30, 2011:

	Options Outstanding (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	2,466	$7.87	6.43	$12,483
Granted	725	$8.86
Exercised	(204)	$6.30		$807
Forfeited	(61)	$8.63

Balance as of September 30, 2011	2,926	$8.21	6.6	$2,369

Options exercisable as of September 30, 2011	1,907	$8.48	5.2	$1,601

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at September 30, 2011.

Restricted Stock

During the three and nine months ended September 30, 2011, there were 1,913 and 4,657 of increases, respectively, to shares subject to outstanding Restricted Stock Units (“RSUs”) as the result of required adjustments due to quarterly dividend payments, and there were no other issuances of restricted stock awards. During the three and nine months ended September 30, 2010, there was an increase of 3,874 shares subject to outstanding RSUs as the result of required adjustments due to quarterly dividend payments, and zero and 25,000 grants of restricted stock awards. As of September 30, 2011, the total compensation cost related to non-vested restricted stock awards not yet recognized was $78,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 0.2 years.

A summary of the status of our non-vested restricted shares as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

	Non-vested Shares Outstanding (in thousands)		Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	144		$3.96
Granted	5	(a)	$3.92
Vested	(9)		$4.48
Forfeited	—		—

Non-vested at September 30, 2011	140		$3.92

(a)	Under the terms of the DDi 2005 Stock Incentive Plan, the number of shares subject to outstanding RSUs are adjusted upon the payments of cash dividends. As a result of the quarterly dividend payments during the nine months ended September 30, 2011, the number of shares subject to outstanding RSUs increased by 4,657 shares.

Stock-Based Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Cost of goods sold	$119	$115	$298	$355
Sales and marketing expenses	53	56	137	200
General and administrative expenses	183	181	496	486

Total stock-based compensation expense	$355	$352	$931	$1,041

NOTE 8. SEGMENT REPORTING

Based on evaluation of our financial information, management believes that DDi operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Net sales are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales:
North America (1)	$60,504	$61,340	$181,428	$179,075
Asia	4,392	6,696	14,164	19,586
Other	1,279	952	3,266	3,374

Total	$66,175	$68,988	$198,858	$202,035

(1)	The majority of net sales in North America are to customers located in the United States.

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average shares of common stock outstanding — basic	20,317	19,916	20,282	19,868
Weighted-average common stock equivalents	528	755	731	528

Weighted-average shares of common stock outstanding — diluted	20,845	20,671	21,013	20,396

Net income	$5,152	$6,499	$15,107	$16,295
Net income per share — basic	$0.25	$0.33	$0.74	$0.82
Net income per share — diluted	$0.25	$0.31	$0.72	$0.80

For the three and nine months ended September 30, 2011, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,538,455 and 2,334,661 respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive. For the three and nine months ended September 30, 2010, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 2,148,339 and 2,376,187 respectively, were excluded from the diluted net income per common share calculation.

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facility (Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed for taking full advantage of the modern Sheppard Avenue manufacturing facility. During the second quarter of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan. In September 2011, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. During the three months ended September 30, 2011, we incurred $0.4 million of severance costs that are related to a reduction in workforce. During the three and nine months ended September 30, 2010, we incurred $48,000 and $0.3 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other typical integration expenses.

As of September 30, 2011, accrued restructuring and other related charges totaled $0.7 million, consisting of $0.3 million related to the Toronto site integration and $0.4 million related to a reduction in workforce. These amounts are included in other current liabilities on the condensed consolidated balance sheet. We do not anticipate any further charges related to these restructuring activities, however we continue to seek opportunities to drive efficiencies in the business.

NOTE 11. DIVIDENDS

We have paid quarterly cash dividends since the third quarter of 2010. The following table sets forth the dividends declared during the three and nine months ended September 30, 2011 and 2010 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend per share	$0.10	$0.06	$0.30	$0.12
Total declared	$2,032	$1,197	$6,092	$2,394

DDi Corp. is a Delaware corporation. Delaware law allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a surplus as defined by Delaware code of $98.0 million and $85.0 million as of September 30, 2011 and September 30, 2010, respectively. When we record a dividend, the charge is recorded to additional paid-in capital as opposed to retained earnings since we have an accumulated deficit.

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we began applying fair value measurements to assets and liabilities reported in our financial statements at fair value on a recurring basis as required by FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. This topic establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Cash equivalents consist of our excess cash invested in highly liquid money market accounts. These amounts are reflected within cash and cash equivalents on the unaudited condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The cost and fair value of our cash equivalents was $28.4 million as of September 30, 2011 and was based on quoted market prices in active markets for identical assets, a Level 1 input.

To calculate the estimated fair value of our variable and fixed rate notes payable and mortgage debt as of September 30, 2011, we estimated that in the current market our cost of borrowing on similar debt would, on average, be approximately 5.2% based on our current debt rating and an analysis of current market rates. Using this estimated interest rate and a discount rate of 8.0% (Level 2 and 3 inputs), we estimated the fair value of our debt to be approximately $49,000 higher than its carrying value of $10.0 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages. We believe as of the date of this Report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our unaudited condensed consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on our unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our three and nine months ended September 30, 2011. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Part I, Item 1A in our Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, including, but not limited to, changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the electronics industry; increased competition; increased costs; our ability to retain key members of management; our ability to address changes to environmental laws and regulations; potential impacts of natural disasters on the electronics industry and the company’s supply chain; risks associated with acquisitions; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Our Company

We are a leading provider of time-critical, technologically-advanced electronic interconnect design, engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer printed circuit boards (“PCBs”) on a quick-turn basis, with lead times as short as 24 hours, and manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have over 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services (“EMS”) providers. With such a broad customer base and approximately 60 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of new electronic product development and supporting long-term requirements for low-to-moderate production volumes, such as those required by the military/aerospace market. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

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

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 24 to 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K. We believe that as of September 30, 2011 there had been no material changes to this information.

Results of Operations — Summary

During the third quarter ended September 30, 2011, we experienced a slightly reduced level of demand from the second quarter ended June 30, 2011, as customer orders fell sequentially by 1.6% to $65.2 million reflecting a 0.98 book to bill ratio. This sequential decrease during the third quarter of 2011 followed an 8% reduced level of demand during the second quarter of 2011 and a 18% sequential increase in customer orders to a record level of $72.2 million during the first quarter ended March 31, 2011. During the fourth quarter ended December 31, 2010 we experienced a 15% sequential decrease in customer orders from the third quarter ended September 30, 2010. These four consecutive quarters of inconsistent trends in customer demand follows five consecutive quarters of increasing customer orders starting in the third quarter of 2009.

For the nine months ended September 30, 2011, total customer orders were $203.5 million which reflects a decrease of 4.5% compared to the nine months ended September 30, 2010 total customer orders of $213.1 million. This decrease is primarily comprised of lower demand in the consumer electronics, communications, instrumentation and medical and industrial electronics segments offset by increases in the computer and military/aerospace segments. Likewise, the net sales were $198.9 million for the nine months ended September 30, 2011 which are lower compared to the net sales for the nine months ended September 30, 2010 of $202.0 million.

Looking forward to the remainder of 2011, we remain cautious regarding the uncertainties relating to the global economy and continue to monitor the impact on the demand for PCBs in the sector that we serve. In particular, we have observed forecasts of softer demand in the military/aerospace market sector as a result of anticipated budget pressures on the U.S. Department of Defense and our customers in this market segment. Notwithstanding these economic uncertainties, we remain intensely focused on operational and financial discipline, gaining market share in our core markets, and technological innovation to continue to improve DDi’s overall business platform.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following tables set forth select data from our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales	$66,175	$68,988	$(2,813)	(4.1%)
Cost of goods sold	52,267	53,450	(1,183)	(2.2%)

Gross profit	$13,908	$15,538	$(1,630)	(10.5%)
Gross profit as a percentage of net sales	21.0%	22.5%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales decreased $2.8 million, or 4.1%, to $66.2 million for the three months ended September 30, 2011, compared to $69.0 million for the three months ended September 30, 2010. The decrease in net sales was primarily due to lower sales volumes in our industrial electronics, communications and consumer electronics segments, offset by higher sales in our computer, military/aerospace and instrumentation and medical segments.

Gross Profit

Gross profit decreased $1.6 million, or 10.5%, to $13.9 million for the three months ended September 30, 2011, compared to $15.5 million for the three months ended September 30, 2010. The decrease in gross profit was primarily due to lower net sales, higher material costs driven by higher commodity prices and depreciation, partially offset by lower labor and overhead costs. Lower overhead costs during the third quarter of 2011 primarily represent the benefits realized from our Toronto facilities integration.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$4,142	$4,330	$(188)	(4.3%)
Percentage of net sales	6.3%	6.3%

Sales and marketing expenses decreased $0.2 million, or 4.3%, to $4.1 million for the three months ended September 30, 2011, compared to $4.3 million for the three months ended September 30, 2010. The slight decrease in sales and marketing expenses was primarily due to lower variable compensation.

General and Administrative Expenses

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
General and administrative expenses	$3,968	$4,250	$(282)	(6.6%)
Percentage of net sales	6.0%	6.2%

General and administrative expenses decreased $0.3 million, or 6.6%, to $4.0 million for the three months ended September 30, 2011, compared to $4.3 million for the three months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to lower professional fees (primarily legal) and variable compensation, partially offset by higher administrative expenses and depreciation.

Amortization of Intangibles

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Amortization of intangible assets	$190	$190	$—	0.0%

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits Inc. in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years, resulting in $0.2 million of amortization expense for the three months ended September 30, 2011 and 2010.

Restructuring and Other Related Charges

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Restructuring and other related charges	$392	$48	$344	716.7%

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facilities (primarily Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed improved utilization of the more modern Sheppard Avenue manufacturing facility. During the three months ended September 30, 2010, we incurred $48,000 of integration costs which were composed of estimated site remediation, asset disposals, severance, and other related expenses incurred in connection with the integration of our Toronto operations.

In September 2011, our management approved, committed to and initiated plans to restructure and improve efficiencies in our business. Related to this effort, during the three months ended September 30, 2011, we incurred $0.4 million of severance costs that are related to a reduction in workforce.

Interest Expense

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Interest Expense	$384	$303	$81	26.7%
Interest Income	(2)	(7)	$5	(71.4%)

Net Interest Expense	$382	$296	$86	29.1%

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on seven asset-backed term loans. Interest expense increased $81,000, or 26.7%, to $0.4 million for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. The increase in interest expense was primarily due to the amortization of fees associated with our credit facility with JPMorgan Chase Bank, N.A., which was executed in September 2010.

Net Other Expense (Income)

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Other expense (income)	$(272)	$(144)	$(128)	88.9%

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. Net other expense (income) increased $0.1 million or 88.9% to $0.3 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. The increase in net other income is primarily due to a foreign currency gain as a result of the change in the value of the Canadian dollar in relation to the United States dollar.

Income Tax (Benefit) Expense

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Income tax (benefit) expense	$(46)	$69	$(115)	(166.7%)

We recorded an income tax benefit for the three months ended September 30, 2011 of $46,000 or 0.9% of pre-tax income, compared to an income tax expense of $0.1 million, or 1% of pre-tax income, for the three months ended September 30, 2010. The decrease in the income tax effective tax rate during the three months ended September 30, 2011 was primarily due to uncertain tax positions and the federal allowance of expensing of capital expenditures in 2011. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits and the impact of the recognition of the tax benefit of net operating loss carryforwards to the extent of current earnings.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following tables set forth select data from our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales	$198,858	$202,035	$(3,177)	(1.6%)
Cost of goods sold	156,355	157,196	(841)	(0.5%)

Gross profit	$42,503	$44,839	$(2,336)	(5.2%)
Gross profit as a percentage of net sales	21.4%	22.2%

Net Sales

Net sales decreased $3.2 million, or 1.6%, to $198.9 million for the nine months ended September 30, 2011, compared to $202.0 million for the nine months ended September 30, 2010. The decrease in net sales is primarily due to lower sales volume in our consumer electronics, communications, instrumentation and medical and industrial electronics segments, partially offset by higher sales in our computer and military/aerospace segments.

Gross Profit

Gross profit decreased $2.3 million, or 5.2%, to $42.5 million for the nine months ended September 30, 2011, compared to $44.8 million for the nine months ended September 30, 2010. The decrease in gross profit is primarily due to lower net sales, higher material costs driven by higher commodity prices and depreciation, partially offset by lower labor and overhead costs. Lower overhead costs during the third quarter of 2011 primarily represent the benefits realized from our Toronto facilities integration.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$13,064	$13,131	$(67)	(0.5%)
Percentage of net sales	6.6%	6.5%

Sales and marketing expenses decreased $67,000, or 0.5%, to $13.1 million for the nine months ended September 30, 2011, compared to $13.1 million for the nine months ended September 30, 2010. The slight decrease in sales and marketing expenses was primarily due to a decrease in variable compensation.

General and Administrative Expenses

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
General and administrative expenses	$11,773	$12,463	$(690)	(5.5%)
Percentage of net sales	5.9%	6.2%

General and administrative expenses decreased $0.7 million, or 5.5%, to $11.8 million for the nine months ended September 30, 2011, compared to $12.5 million for the nine months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to lower professional fees (primarily legal), administrative expenses and variable compensation.

Amortization of Intangible Assets

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Amortization of intangible assets	$570	$570	$—	0.0%

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets are being amortized using the straight-line method over an estimated useful life of five years resulting in $0.6 million of amortization expense for the nine months ended September 30, 2011 and 2010.

Restructuring and Other Related Charges

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Restructuring and other related charges	$1,015	$338	$677	200.3%

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facilities (primarily Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed improved utilization of the more modern Sheppard Avenue manufacturing facility. During the second quarter of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan. During the nine months ended September 30, 2010, we incurred $0.3 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other related expenses incurred in connection with the integration of our Toronto operations.

In September 2011, our management approved, committed to and initiated plans to restructure and improve efficiencies in our business. During the three months ended September 30, 2011, we incurred $0.4 million of severance costs that are related to a reduction in workforce.

Interest Expense

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Interest expense	$1,162	$1,063	$99	9.3%
Interest income	(9)	(31)	22	(71.0%)

Net interest expense	$1,153	$1,032	$121	11.7%

Interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on seven asset-backed term loans. Interest expense increased $0.1 million, or 9.3%, to $1.2 million for the nine months ended September 30, 2011, compared to $1.1 million for the nine months ended September 30, 2010. The increase in interest expense was primarily due to the amortization of fees associated with our credit facility with JPMorgan Chase Bank, N.A., which was executed in September 2010.

Other Expense (Income), Net

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Other expense (income)	$(298)	$220	$(518)	(235.5%)

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. Net other expense (income) decreased $0.5 million to $(0.3 million) for the nine months ended September 30, 2011, compared to $0.2 million for the nine months ended September 30, 2010. The decrease in net other expense is primarily due to a foreign currency gain as a result of the change in the value of the Canadian dollar in relation to the United States dollar.

Income Tax Expense

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Income tax expense	$119	$790	$(671)	(84.9%)

The Company recorded an income tax expense for the nine months ended September 30, 2011 of $0.1 million, or 0.8% of pre-tax income, as compared to an income tax expense of $0.8 million, or 4.6% of pre-tax income, for the nine months ended September 30, 2010. The decrease in income tax effective tax rate was primarily due to federal allowance of expensing of capital expenditures in 2011. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits and the impact of the recognition of the tax benefit of net operating loss carryforwards to the extent of current earnings.

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Working capital	$59,770	$51,026
Current ratio (current assets to current liabilities)	2.7 : 1.0	2.2 : 1.0
Cash and cash equivalents	$28,436	$28,347
Long-term debt, including current portion	$9,992	$11,455

The primary drivers affecting cash and liquidity are net income, working capital requirements, capital expenditures, dividend payments to our shareholders and principal payments on our debt. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging from net 30 to net 60 days. If our net sales increase, it is likely that our accounts receivable balance will also increase. Conversely, if our net sales decrease, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as our large EMS customers, delay their payments or if we grant them extended payment terms.

As of September 30, 2011, we had $28.4 million of cash and cash equivalents and $59.8 million of working capital compared to $28.3 million of cash and cash equivalents and $51.0 million of working capital as of December 31, 2010. The increase in cash and cash equivalents is further described below.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$15,117	$9,961
Investing activities	(8,191)	(5,765)
Financing activities	(6,887)	(8,181)
Effect of exchange rates on cash	50	68

Net increase (decrease) in cash and cash equivalents	$89	$(3,917)

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $15.1 million compared to $10.0 million of cash provided by operating activities for the nine months ended September 30, 2010. The operating activities that affected cash consisted primarily of net income, which totaled $15.1 million for the nine months ended September 30, 2011 compared to $16.3 million for the nine months ended September 30, 2010. The decrease in our net income was primarily attributable to lower net sales and gross profit partially offset by lower operating expenses.

The adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2011 that did not affect cash consisted of depreciation of $7.0 million, stock-based compensation of $0.9 million, amortization of intangible assets of $0.6 million and amortization of debt issuance costs of $0.2 million offset by the amortization of a deferred lease liability of ($0.3) million.

Cash flows from operations include uses of cash of $3.1 million related to an increase in inventory, which was primarily due to an increase in the value of raw materials (specifically the value of gold), as well as an increase in work in process and finished goods to support our customer orders. Cash flows from operations also included a $2.3 million decrease in accounts payable which was primarily related to the timing of inventory purchases and payments to our suppliers. In addition, we used $1.4 million of cash from operations for accrued expenses and other liabilities primarily resulting from a reduction in accrued compensation and professional fees. Prepaid expenses and other assets used $1.1 million of cash primarily related to the timing of the amortization of various prepaid expenses.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was approximately $8.2 million compared to $5.8 million for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2011 was due to purchases of capital equipment to extend our technical capabilities. Cash used in investing activities for the nine months ended September 30, 2010 was primarily due to the purchase of equipment for our facilities as well as building improvements to some of our facilities.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 was approximately $6.9 million compared to cash used in financing activities of $8.2 million for the nine months ended September 30, 2010. Cash used in financing activities for the nine months ended September 30, 2011 was primarily due to cash dividends paid to common shareholders of $6.1 million and principal payments on long-term debt of $1.3 million partially offset by proceeds from the exercise of stock options of $0.5 million. Cash used in financing activities for the nine months ended September 30, 2010 is attributable to the repayment of our revolving credit facility of $4.3 million, cash dividend payments to common shareholders of $2.4 million, principal payment on long-term debt of $1.4 million and payments of debt issuance costs of $0.7 million partially offset by proceeds from the exercise of stock options of $0.5 million.

Based on current macro-economic conditions and conditions in the state of the printed circuit board business, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

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

The March 2011 Credit Amendment amends the Credit Agreement to (i) reduce the margin from 3.25% to 2.50% that is added to published interest rates to determine the applicable interest rates for borrowing and (ii) increase the amount of dividends that the Company can pay without obtaining the consent of the Lender from $8 million in a rolling twelve-month period (and $25.0 million over the term of the Credit Agreement) to $12.0 million ($40.0 million over the term of the Credit Agreement).

As of September 30, 2011, we had no borrowings outstanding under the Credit Agreement.

As of September 30, 2011 there had been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and the Interim Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on their evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”), and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the Form 10-K for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

Item 1A.	Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in the Form 10-K.

A significant portion of our business is derived from products and services sold to customers in the defense industry. Changes in export control or other federal regulations could result in increased competition from offshore competitors which could have a material adverse effect on our business.

A significant portion of our net sales are derived from products and services ultimately sold to customers in the defense industry. Many of these products are currently subject to export controls and other regulatory requirements that limit the ability of overseas competitors to manufacture such products. The federal government is currently in the process of reviewing and revising the United States Munitions List. Such changes could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on their being manufactured overseas, we would likely face increased competition from overseas manufacturers. Such increased competition could have a material adverse effect on our business.

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

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		8-K	3/10/2011	3.2	3/15/2011

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: October 28, 2011	/s/ MIKEL H. WILLIAMS
Mikel H. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2011	/s/ WAYNE T. SLOMSKY
Wayne T. Slomsky Interim Chief Financial Officer and Chief Accounting Officer (Principal Finance Officer and Principal Accounting Officer)