Form 10-K
period 2011-12-31
DDI CORP
filed 2012-02-17
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $144.4 million (computed using the closing price of $9.54 per share of Common Stock on June 30, 2011, as reported by the NASDAQ Stock Market).

As of February 15, 2012, DDi Corp. had 20,476,349 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2012 are incorporated by reference in Part III of this Form 10-K.

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of credit for DDi and its customers; the impact of potential decreases in U.S. defense spending; the costs and potential business disruption associated with the relocation of our Anaheim operations and corporate headquarters; the level of demand and financial performance of the major industries we serve, including, without limitation, communications, computing, military/aerospace, industrial electronics, instrumentation and medical; increased competition; increased costs; the impact of state, federal or foreign legislation or regulation; investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part 1, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Overview

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and in manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. DDi has over 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services (“EMS”) providers. With such a broad customer base and approximately 50 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of new electronic product development and supporting long-term requirements for low and mid-volume requirements. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our relationships with suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

On December 31, 2009, we completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares, prior to the acquisition, were publicly traded on the Toronto Stock Exchange.

We operate in one reportable business segment through our primary operating subsidiary, DDi Global Corp. Our consolidated revenue in 2011, 2010 and 2009 was $263.4 million, $267.8 million, and $158.0 million, respectively. Our net income for the same periods was $21.8 million, $20.7 million, and $1.8 million, respectively, and our total assets for the same periods were $148.0 million, $139.9 million, and $120.5 million, respectively. Revenue is attributable to the country in which the customer buying the product is located. For financial information about our geographical operations and long-lived assets, see Note 2 of the Notes to Consolidated Financial Statements - Significant Accounting Policies.

Industry Overview

PCBs are a fundamental component of virtually all electronic equipment. A PCB is comprised of layers of laminate and copper and contains patterns of electrical circuitry to connect electronic components. The level of PCB complexity is determined by several characteristics, including interconnect and circuit density, size, layer count, hole diameter, material type and functionality. High-end commercial and military/aerospace equipment manufacturers require complex PCBs fabricated with greater interconnect and circuit density and advanced materials, and higher layer counts, and demand highly complex and sophisticated manufacturing capabilities. By contrast, other PCBs, such as those used in non-wireless consumer electronic products, are generally less complex and have less sophisticated manufacturing requirements.

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

•

Military/aerospace capabilities. We provide a comprehensive product offering in the military/aerospace market and provide customers with comprehensive PCB fabrication capabilities, exotic material expertise and technological experience. In addition, many of our production facilities are MIL-PRF-55110, AS9100, MIL-PRF-31032 MIL-P-50884, and NADCAP certified, which requires us to meet certain military standards related to production and quality control.

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

•

Time-critical services. In addition to customized engineering solutions and advanced manufacturing technologies, we specialize in providing time-critical, or quick-turn, PCB engineering and manufacturing services. Our engineering, fabrication and customer service systems enable us to respond to customers’ needs with quick-turn services. Our personnel are trained and experienced in providing our services with speed and precision. For example, we are able to issue price quotes to our customers in hours, rather than days. Approximately 29% of our PCB sales in 2011 were generated from orders with manufacturing delivery of 10 days or less, and we fill some of our customers’ orders in as little as 24 hours. As we continue to increase our penetration into the military/aerospace market and see the complexity of our products increase, the percentage of our total sales with lead times of 10 days or less may decline.

Our Strategy

Our goal is to be the leading provider of technologically-advanced, time-critical PCB engineering and manufacturing services in North America. To achieve this goal, through a combination of organic growth and corporate development activities, we:

•

Focus on engineering services and support for high-technology and complex PCB. We focus on offering leading-edge engineering, high-technology, high-reliability, services that address the high mix, low volume and complex PCBs market demand because we believe it provides us a competitive advantage in the North American marketplace. This also enables us to better anticipate and serve our customers’ needs. We seek to work with our customers to provide innovative and high performance solutions.

•

Maintain our technology leadership. We work to continually develop new technology and engineering expertise as we work closely with our broad customer base in the introduction of their new products. We believe this expertise and ability positions us as an industry leader in providing technologically-advanced, time-critical services.

•

Continue to expand our presence in the military/aerospace market. We have targeted the military/aerospace market as a growth opportunity for DDi as we believe this type of work is less likely to move offshore. Although historically DDi has been more focused on commercial markets, we believe this shift in focus may result in improved revenue growth in the future. In 2011, our sales in the military/aerospace market increased approximately 6%. We intend to continue to pursue internal initiatives aimed at increasing our presence in the military/aerospace market and better serving existing customers within this market.

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

In addition to the engineering and manufacturing services we offer our customers from our seven manufacturing sites located in North America, we also support customer requirements for a transition to higher volume needs by sourcing from facilities located in Asia. This transition support is a small part of our business and approximates 6.0% of our net sales.

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

We use a number of advanced technologies which allow us to manufacture complex PCBs with increased functionality and quality, including the following:

•

Laser direct imaging (“LDI”). LDI is a process that allows us to process high-density products by direct writing onto photoresist with a high-precision laser. LDI is a high-resolution tool that is capable of imaging sub .002 inch line width and spacing that also enables us to image solder mask where tolerances are tightly defined.

•

Blind or buried vias. Vias are drilled holes which, when plated with a conductive material, provide electrical connectivity between layers of circuitry in a PCB. Blind vias connect the surface layer of the PCB to any inner layer. Buried vias are holes that do not reach either surface of the PCB but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter and with higher component density and more functionality than products with traditional vias. This technology may lead to reduction in layer counts.

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

•

DDi FLAT-WRAP™ technology. Industry specifications for PCBs with certain designs require wrap-around copper plating for filled holes on blind, buried and through via technology. Current industry practices produce excess plated copper on the surface of the required layer and limit the capability for manufacturing high-density surface features (line width and space dimensions). DDi’s FLAT-WRAP™ technology eliminates this excess surface plated copper and is compliant with the IPC specification for wrap plating and facilitates improved design capabilities. FLAT-WRAP™ technology is suited for design applications with multiple wrap plating requirements and fine pitch line and space on plated layers, typically sequential lamination product or standard through hole via-in-pad technology requiring conductive or non-conductive via fill. This technology is particularly beneficial for products in the high reliability and military/aerospace markets.

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

We are qualified under various industry standards, including Bellcore compliance for communications products and Underwriters Laboratories approval for electronics products. All of our production facilities are ISO-9001:2008 certified. These certifications require that we meet standards related to management, production and quality control. In addition, some of our production facilities are MIL-PRF-55110, AS9100, MIL-PRF-31032 MIL-P-50884, and NADCAP certified, which require us to meet certain military and aerospace standards related to production and quality control.

Our Customers and Markets

As of December 31, 2011, we had over 1,000 PCB customers in various market sectors including communications, computing, military/aerospace, industrial electronics, instrumentation, medical, and high-durability commercial markets. We sell to OEMs both directly and through EMS companies. We measure customers as those companies that have placed at least one order with us in the preceding six-month period. During 2011, 2010 and 2009, sales to our largest customer accounted for approximately 5%, 5%, and 6%, respectively, of our net sales. During 2011, 2010 and 2009, sales to our ten largest customers accounted for approximately 25%, 27% and 30%, respectively, of our net sales.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served during the years ended December 31, 2011, 2010 and 2009. In 2010 we updated the classifications of certain customers. Accordingly, we updated the 2009 data to conform to the 2010 updated end-market classifications.

	Year Ended December 31,
	2011	2010	2009
End Market (1)
Communications	19%	21%	22%
Computer	15	13	16
Military / Aerospace	33	32	30
Industrial Electronics	20	22	18
Instrumentation and Medical	9	7	6
Consumer Electronics	3	5	6
Other	1	—	2

Total	100%	100%	100%

(1)	Sales to EMS providers are classified by the end markets of their customers, if known to us, or to the primary market served by that EMS provider if not known.

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

We market our engineering and manufacturing services through both an internal sales force and manufacturers’ representatives. Approximately 84% of our net sales are typically generated through our internal sales force with the balance generated through manufacturers’ representatives. For many of these manufacturers’ representatives, we are their largest revenue source and their exclusive supplier of quick-turn and pre-production PCBs.

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

Proprietary Processes

We believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. Therefore, we may periodically enter into joint technology development agreements with certain suppliers to develop new processes. We enter into confidentiality and non-disclosure agreements with our employees, consultants, vendors and customers, as needed, and limit access to and distribution of our proprietary information and processes. We also file patent applications with respect to certain manufacturing processes, several of which are pending and others which have been issued.

Our Suppliers

Our raw materials inventory must be regularly and rapidly replenished. We use just-in-time procurement practices to minimize raw materials inventory and utilize preferred suppliers for some of these materials. We evaluate all of our suppliers and create strategic relationships where appropriate. Adequate amounts of all raw materials have been available in the past, and we believe this will continue in the foreseeable future. As part of our strategy to migrate the risk of a long-term supply shortage, we have expanded our evaluation of suppliers to include those domiciled in Asia.

The primary raw materials that we use in production are core materials (copper-clad layers of fiberglass of varying thickness impregnated with bonding materials), chemical solutions for plating operations (copper, gold, silver, nickel, etc.), cleaning and etching solutions, solder mask, photographic film and carbide drill bits. We work closely with our suppliers to incorporate technology advances in the raw materials we purchase.

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

Seasonality

We can experience seasonality resulting in lower sales volumes during the fourth quarter ending December 31, due to fewer manufacturing days and decreased sales activity as a result of holidays.

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

Employees

As of December 31, 2011, we had approximately 1,627 employees, none of whom were represented by unions. Of these employees, approximately 81% were involved in manufacturing, 5% were involved in engineering, 8% were involved in sales and marketing and 6% were involved in administration and other capacities. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth the executive officers of DDi Corp., their ages as of February 17, 2012, and the positions currently held by each person:

Name	Age	Position
Mikel H. Williams	54	President, Chief Executive Officer and Director
Wayne T. Slomsky	45	Interim Chief Financial Officer and Chief Accounting Officer
Michael R. Mathews	51	Senior Vice President and Chief Operations Officer
Gerald P. Barnes	53	Senior Vice President — Sales

The executive officers of the Company are elected each year at the organizational meeting of the board of directors, which follows the annual meeting of stockholders, and at other board of directors meetings, as appropriate. Executive officers serve at the discretion of the board of directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

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

Wayne T. Slomsky has served as Chief Accounting Officer of the Company since May 2011. Mr. Slomsky was also appointed Interim Chief Financial Officer in October 2011. Before joining the Company, from July 2010 to May 2011, Mr. Slomsky served as Senior Vice President of Finance for Power Balance, LLC, a privately-held company that develops, markets and sells wearable performance technology consumer goods. From September 2007 to June 2010, Mr. Slomsky served as Vice President and Corporate Controller for Dot Hill Systems Corp., a publicly traded storage server provider. From November 2004 to September 2007, he served as Americas and Asia Regional Controller of Powerwave Technologies, Inc., a publicly traded end-to-end wireless provider. Mr. Slomsky was also Corporate Controller of Lantronix, Inc., a publicly traded device server technology provider, from November 2000 to November 2004. Mr. Slomsky began his career as a certified public accountant in the State of California working as an auditor for over eight years with two of the big four accounting firms. Mr. Slomsky holds a Bachelor of Science degree in Accounting from Rutgers University.

Michael R. Mathews has served as the Company’s Senior Vice President and Chief Operations Officer since March 2010. From September 2006 to March 2010, Mr. Mathews served as our Senior Vice President – Manufacturing Operations. From February to September 2006, he served as the Company’s Vice President of Quality and Process Engineering. Prior to joining the Company, Mr. Mathews served in various management roles with Sanmina-SCI, an electronics manufacturing services company, from July 1995 to February 2006, most recently as Vice President Operations & Quality, PWB and Enclosures. While at Sanmina-SCI, Mr. Mathews also served as Operations Manager, Vice President American Eastern Region Enclosure Division and Vice President and General Manager PCB Division. Mr. Matthews joined Raytheon Company in August of 1983 in the Missile Systems Division, where he rose to Manufacturing Operations Manager prior to his departure in July 1995. Mr. Mathews began his career at Lockheed Missiles and Space where he worked from July 1982 to August 1983. Mr. Mathews holds a Bachelor of Science degree in Chemical Engineering and a Master of Science degree in Plastics Engineering both from the University of Massachusetts Lowell.

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

Available Information

Our Internet address is www.ddiglobal.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, in Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, or should not be viewed as, an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications, computing, military/aerospace, industrial electronics, instrumentation, medical, high-durability commercial markets, and other significant industries we serve. As a result of continuing slow global economic growth, uncertain consumer and business confidence, high levels of unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which could have a material adverse effect on us. Further, our vendors may experience similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund our operations beyond 2012;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

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

In addition to the approximately 20.5 million shares of our common stock outstanding at December 31, 2011, we may issue additional shares of common stock in the following scenarios:

•	up to approximately 4.1 million shares of our common stock may be required to be issued pursuant to outstanding and/or future equity compensation awards;

•

a significant number of additional shares of our common stock may be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such common stock or convertible securities.

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

In 2010, our board of directors adopted a cash dividend policy. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our board of directors each quarter after its review of our financial performance. Our ability to pay dividends in any period will depend upon factors including satisfying the requirements under our revolving credit facility and applicable provisions of Delaware law.

We cannot assure that we will pay any dividends on our common stock in the future. All dividend determinations (including the size and frequency of dividends) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual and legal restrictions, alternative uses for our cash including acquisitions, and other factors as our board of directors may deem relevant. Our board of directors may change our dividend policy at any time, and from time to time.

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

Our customers are subject to economic cycles and fluctuations in product demand. A significant downturn in demand for our customers’ products could similarly affect demand for our products and as such, our sales, gross margin and operating performance could be adversely affected.

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

We rely on a core group of significant customers for a substantial portion of our revenue, and a reduction in demand from, or an inability to pay by, this core group could adversely affect our revenue, results of operations and cash flow.

Although we have a large number of customers, net sales to our ten largest customers accounted for approximately 25%, 27%, and 30% of our net sales in 2011, 2010 and 2009, respectively. We may continue to depend upon a core group of customers for a material percentage of our net sales in the future. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or otherwise were unable to pay us for the services provided, our results of operations and cash flows could be adversely affected.

If we experience lower sales due to variability in customer demand, our gross margins may decline.

We maintain our production facilities at less than full capacity to retain our ability to respond to quick-turn orders. However, if these orders are not received, we could experience losses due to excess capacity. Whenever we experience excess capacity, our revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins could decline. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick-turn services exceed our capacity during that period.

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

Some of our competitors and potential competitors may have a number of advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customers;

•	more focused production facilities that may allow them to produce and sell products at lower price points;

•	more capital;

•	geographic footprint more favorable than ours; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, be more successful in entering or adapting to existing or new end markets, adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we can.

If Asian-based production capabilities increase in sophistication or they are able to reduce their lead times, we may lose market share, and our gross margins may be adversely affected by increased pricing pressure.

Price competition from PCB manufacturers based in Asia and other locations with lower production costs may play an increasing role in the PCB markets in which we compete. While PCB manufacturers in these locations have historically competed primarily in markets for less technologically-advanced products with high volumes, they are expanding their manufacturing capabilities to produce higher layer count and higher technology PCBs. In the future, competitors in Asia may be able to effectively compete in our higher technology markets or with shorter lead times, which may result in decreased net sales or force us to lower our prices, reducing our gross margins.

Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, increased warranty costs, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable in some cases. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, in certain cases, the terms of our agreements allocate to us substantial exposure for product defects. In addition, even if we can contractually limit our exposure, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, could be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

The planned relocation of our corporate headquarters and Anaheim manufacturing facility may be costly and difficult to complete.

In January 2012, we completed the purchase of an approximately 96,000 square foot building located in Anaheim, California. The Company plans to relocate its corporate headquarters and Anaheim manufacturing operations to the building during 2012. In connection with the planned relocation of our corporate headquarters and Anaheim manufacturing facility, we could experience:

•	problems implementing the relocation of our operations;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention; and

•	adverse effects on business relationships with our suppliers and customers;

Any of these factors could lead to increased costs or decreased revenues and may prevent us from realizing anticipated benefits of the planned relocation. Failure to manage and successfully implement the relocation could harm our business and operating results in a material way.

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

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use in our manufacturing process materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Over the years, environmental laws have become, and may in the future become, more stringent, imposing greater compliance costs on us. In addition, because we are a generator of hazardous wastes and our sites may become contaminated, we may be subject to potential financial liability for costs associated with an investigation and any remediation of such sites. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solutions, waste water which contains heavy metals, acids, cleaners and conditioners and filter cake from equipment used for on-site waste treatment.

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

Other than our trade secret protection, we rely on the collective experience of our employees to ensure that we continuously evaluate and adopt new technologies in our industry. If a significant number of employees involved in our manufacturing processes were to leave our employment and we were are not able to replace these people with new employees with comparable experience, our manufacturing processes may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

There may be shortages of, or price fluctuations with respect to, raw materials which could disrupt our operations or negatively impact our operating margins.

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, and other commodity products, which we order from our suppliers. From time to time, we may experience increases in raw material prices, based on demand trends, which can negatively affect our gross margins. In addition, shortages of raw materials may occur in the future, which could negatively impact our ability to deliver our products on a timely basis. Such shortages of raw materials or increases in raw material prices could have a material adverse effect on our operating margins, financial condition, operating results and cash flows.

If we are unable to maintain satisfactory capacity utilization rates, our results of operations and financial condition could be adversely affected.

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins depends, in part, on maintaining satisfactory capacity utilization rates. Our ability to maintain satisfactory capacity utilization depends on the demand for our products, the volume of orders we receive, and our ability to properly allocate the workload among our facilities in an efficient manner. If current or future production capacity fails to match current or future customer demands, or we fail to properly allocate the workload among our facilities, our facilities could be underutilized, which could result in decreased operating margins.

We rely on suppliers for the timely delivery of materials used in manufacturing our PCBs, and an increase in industry demand or a shortage of raw materials may increase the price of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross margins.

To manufacture our PCBs, we use materials such as copper clad laminate, prepreg and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. In previous years we experienced, and may experience again, increases in the cost of materials, including laminate, copper products, gold, and oil-based or oil-derivative raw materials, which could adversely impact our gross margins. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced PCBs also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for PCBs using that type of laminate, which in turn could cause a decrease in our sales.

Our acquisition strategy involves numerous risks.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our previous acquisitions or any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies:

•	unanticipated expenses and working capital requirements, including those associated with assumed actual or contingent liabilities;

•	difficulty achieving sufficient sales to offset increased expenses associated with acquisitions;

•	diversion of management’s attention;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	difficulty in entering markets in which we have limited or no prior experience;

•	losses of key employees, particularly those of the acquired organization; and

•	problems implementing adequate internal controls and procedures.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that may dilute our current stockholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur substantial transaction-related costs, regardless of whether the proposed acquisition or investment is actually consummated;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that could negatively impact our results of operations.

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

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the electronics industry and the global economy, our exposure to credit risks from our customers increases. Our programs to monitor and mitigate the associated risks, may not be effective in reducing our credit risks.

Our 10 largest customers accounted for approximately 25% of our net sales in 2011. Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to the credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations could be harmed.

Some of our customers are EMS companies located abroad. Our exposure has increased as these foreign customers continue to expand. Our foreign sales are denominated in U.S. dollars and are typically on the same “open credit” basis and terms described above. Our foreign receivables were approximately 11% of our net accounts receivable as of December 31, 2011 and may grow as a percentage of our total receivables. We do not utilize credit insurance as a risk management tool.

The increasing prominence of EMS providers in the PCB industry could reduce our gross margins, potential sales, and customers.

Sales to EMS providers represented approximately 40% of our net sales in 2011. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

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

Exports from the United States are regulated by the U.S. Department of State and U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which could restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

We may not be able to fully recover our costs for providing design services to our customers, which could harm our financial results.

Although we enter into design service activities with purchase order commitments, the cost of labor and equipment to provide these services may in fact exceed what we are able to fully recover through purchase orders. Design costs are recognized as a period expense. Design revenue is recognized upon completion. We also may be subject to agreements with customers in which the cost of these services is recovered over a period of time or through a certain number of units shipped as part of the ongoing product price. While we may make contractual provisions to recover these costs in the event that the product does not go into production, the actual recovery can be difficult and may not happen in full. In other instances, the business relationship may involve investing in these services for a customer as an ongoing service not directly recoverable through purchase orders. In any of these cases, the possibility exists that some or all of these activities are considered costs of doing business, are not directly recoverable, and may adversely impact our operating results.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which could impact our financial position.

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

We lease a significant portion of the building space we utilize for the manufacture of quick-turn PCBs and administrative purposes. Our lease agreements expire at various dates through 2016. There can be no assurance that we will be able to renew these leases on acceptable terms, or at all. If we are unable to renew a lease, we would be required to relocate or close the affected manufacturing facility. Relocation of a manufacturing facility could result in significant exit costs with respect to the existing facility, the diversion of management’s attention from normal daily operations, increased expenses and capital expenditures associated with the relocation of the operations, difficulties in managing production and coordinating operations at the new site, a potential decrease in overall gross margins associated with the relocation. The closure of a facility could result in our recording restructuring charges such as severance, other exit costs, and asset impairments.

If we are unable to provide our customers with high-end technology, high quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our results of operations and financial condition may suffer.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and at costs that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier could be damaged. If we are unable to meet these product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this could have a material adverse effect on our results of operations and financial condition.

If events or circumstances occur in our business that indicates our goodwill and definite-lived intangibles may not be recoverable, we could incur impairment charges that could negatively affect our earnings.

As of December 31, 2011, our consolidated balance sheet reflected $3.7 million of goodwill. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill, which could harm our results during the periods in which such a reduction is recognized. Our goodwill may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles could, in turn, reduce our earnings.

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

A material disruption at one of our facilities could harm our financial condition and operating results.

We have facilities in California, Colorado, Ohio, Texas, Virginia and Ontario, Canada. If one of our facilities were to be shut down unexpectedly, or certain of our operations within an otherwise operational facility were to be disrupted unexpectedly, our revenue and profit margins could be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	information technology systems outages or disruptions;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, tornadoes, blizzards, earthquakes or other catastrophes;

•	potential unrest, acts of war or terrorist activity;

•	labor difficulties; or

•	other operational problems.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our significant facilities are as follows:

		Total Square Feet (approx.)
Location	Primary Function	Leased	Owned	Total
Sterling, Virginia	Manufacturing	101,000	—	101,000
Anaheim, California	Manufacturing and corporate headquarters	92,000	—	92,000
Milpitas, California	Manufacturing	62,000	—	62,000
Toronto, Canada	Manufacturing	15,000	95,000	110,000
North Jackson, Ohio	Manufacturing	9,000	68,000	77,000
Cuyahoga Falls, Ohio	Manufacturing	—	40,000	40,000
Littleton, Colorado	Manufacturing	2,000	22,000	24,000
Richardson, Texas	Data Center	8,000	—	8,000

TOTAL		289,000	225,000	514,000

Our lease agreements expire at various dates through 2016 and represent an average annual commitment of approximately $1.7 million.

With respect to the buildings we own, we have mortgages totaling approximately $3.6 million at December 31, 2011.

In February 2012, we completed the purchase of an approximately 96,000 square foot building located in Anaheim, California. The building consists of approximately two-thirds manufacturing space and one-third office space. The Company plans to relocate its Anaheim manufacturing operations and corporate headquarters to the new building during 2012.

We believe that our current facilities are sufficient for the operation of our business and we believe that suitable additional space in various local markets is available to accommodate any needs that may arise.

Item 3.	Legal Proceedings.

From time to time we are involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages. We believe as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our financial position, results of operations or liquidity. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.

PART II

Item 5.	Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DDIC.”

The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	DDi Corp. Common Stock
	High	Low
Fiscal Year Ended December 31, 2011:
Fourth Quarter	$9.40	$6.95
Third Quarter	$10.12	$6.66
Second Quarter	$10.82	$8.03
First Quarter	$12.35	$8.03
Fiscal Year Ended December 31, 2010:
Fourth Quarter	$12.30	$8.60
Third Quarter	$10.02	$7.24
Second Quarter	$10.01	$5.69
First Quarter	$6.00	$4.13

As of February 17, 2011, the number of common stockholders of record was 22.

Dividend Policy

The Company intends to retain earnings for use in operations and payments of cash dividends on its common stock. Cash dividends are discussed quarterly by the Company's board of directors and management. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our board of directors after its review of our financial performance, expected future operations and earnings, capital requirements and surplus, contractual restrictions, alternative uses of cash, and other factors as our board of directors may deem relevant. Our dividend policy may be changed at any time, and from time to time, by our board of directors. In addition, the terms of our revolving credit facility contains certain restrictions on our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table sets forth certain information relating to the Company’s cash dividends declared during 2011 and 2010:

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding	Total Cash Dividends Declared
	(in thousands, except for per share data)
Calendar year 2011	Dec 13, 2011	Mar 15, 2012	Mar 30, 2012	$0.12	20,500 (a)	$2,460
	Nov 17, 2011	Dec 15, 2011	Dec 30, 2011	$0.10	20,458	$2,046
	Aug 16, 2011	Sep 15, 2011	Sep 30, 2011	$0.10	20,317	$2,032
	May 17, 2011	Jun 15, 2011	Jun 30, 2011	$0.10	20,317	$2,032
	Feb 17, 2011	Mar 15, 2011	Mar 30, 2011	$0.10	20,283	$2,028

Calendar year 2010	Oct 19, 2010	Nov 15, 2010	Nov 30, 2010	$0.10	20,170	$2,017
	Aug 5, 2010	Sep 15, 2010	Sep 30, 2010	$0.06	19,952	$1,197
	May 11, 2010	Jun 21, 2010	Jul 6, 2010	$0.06	19,943	$1,197

(a)	The number of shares outstanding for the record date March 15, 2012 is estimated in calculating the corresponding cash payment amount.

The Company did not declare any cash dividends on its common stock prior to 2010.

Share Repurchases

Our board of directors previously authorized a common stock repurchase program of up to 3,000,000 shares of our common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the board amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, may be modified or discontinued at any time, and the stock repurchase authorization does not have an expiration date. We will continue to review the value in repurchasing shares after considering our cash levels and operating needs as well as other uses for our cash that could create greater shareholder value.

No shares were repurchased during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we repurchased a total of 2,946,986 shares since the inception of the program in August 2007.

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

The following graph compares the cumulative total stockholder return on our common stock since December 30, 2006 with the cumulative total return of (a) the NASDAQ Composite Index and (b) an index of two peer companies selected by us. The peer group is comprised of TTM Technologies, Inc. and Viasystems Group, Inc. This peer group index will be subject to occasional change as we or our competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on December 29, 2006 in DDi Corp. common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return

Item 6.	Selected Financial Data.

We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, which are included elsewhere in this annual report on Form 10-K. Statements of income data for the years ended December 31, 2008 and 2007 and balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions , except percentage sand per share data)
Net sales	$263.4	$267.8	$158.0	$190.8	$181.1
Cost of goods sold	206.1	208.4	128.8	152.0	146.2

Gross profit	57.3	59.4	29.2	38.8	34.9
Gross profit percentage	21.8%	22.2%	18.5%	20.3%	19.3%
Operating expenses:
Sales and marketing	17.1	17.4	11.7	12.5	12.2
General and administrative	15.5	16.7	13.3	14.0	14.5
Amortization of intangible assets	0.6	0.8	0.8	5.0	5.4
Restructuring and other related charges	1.0	1.1	—	0.3	0.6
Goodwill impairment	—	—	—	38.9	—

Total operating expense	34.2	36.0	25.8	70.7	32.7

Operating income (loss)	23.1	23.4	3.4	(31.9)	2.2
Interest and other (income) expense, net	1.2	1.9	0.9	(0.2)	0.5

Income (loss) before income tax expense	21.9	21.5	2.5	(31.7)	1.7
Income tax expense	0.1	0.8	0.7	1.7	1.0

Net income (loss)	$21.8	$20.7	$1.8	$(33.4)	$0.7

Other Financial Data:
Net income per share:
Basic	$1.08	$1.04	$0.09	$(1.60)	$0.03
Diluted	$1.04	$1.01	$0.09	$(1.60)	$0.03
Dividend declared per share	$0.52	$0.22	—	—	—
Weighted-average shares used in per share computations:
Basic	20.3	19.9	19.7	21.0	22.6
Diluted	21.0	20.6	19.8	21.0	22.6

	As of December 31,
	2011	2010	2009	2008	2007
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31.2	$28.3	$19.4	$20.1	$20.4
Working capital	58.7	51.0	36.2	37.7	40.0
Total assets	148.0	140.0	120.5	90.8	136.8
Total debt, including current maturities	9.7	11.5	17.2	1.5	1.8
Stockholders’ equity	100.9	88.6	69.3	65.1	111.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents the factors that had a material effect on the results of operations of DDi Corp. during the three years ended December 31, 2011. Also discussed is DDi Corp.’s financial position as of December 31, 2011. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Report.

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

On December 31, 2009, we completed the acquisition of Coretec Inc., a Canadian-based PCB manufacturer whose shares, prior to the acquisition, were publicly traded on the Toronto Stock Exchange. Subsequently, this acquisition has allowed us to increase our overall North American production capacity, extend our presence in the military/aerospace and medical markets and strengthen our flex and rigid-flex product capabilities. We believe that these positive impacts from the acquisition will continue into the future. As the acquisition closed on December 31, 2009, none of Coretec’s results of operations from 2009 were included in our 2009 Consolidated Statement of Income and Comprehensive Income.

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

Goodwill and other long-lived assets — In the fourth quarter of 2011, the Company adopted provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-08 pertaining to goodwill impairment tests as required under Accounting Standards Codification (ASC) Topic 350, “Intangibles – Goodwill and Other”. In accordance with ASU No. 2011-08, the Company performs a qualitative assessment to determine the likelihood of the Company’s fair value being less than its carrying amount. After assessing the totality of events or circumstances, management has determined that this scenario is not likely, therefore further performance of the two-step impairment test is not necessary.

Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis according to guidelines set forth in relevant authoritative pronouncements. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

On December 31, 2009, in connection with our acquisition of Coretec, we recorded additional goodwill of approximately $3.0 million on our balance sheet. During 2010, we made adjustments to the initially determined estimate of goodwill, increasing goodwill to approximately $3.7 million at December 31, 2010. The annual impairment test of this goodwill as of September 30, 2011 indicated no impairment in the carrying value.

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

Overage inventory — Overage inventory represents units produced in excess of the customer purchase order as a result of manufacturing yield. We value this inventory based on an estimate of our historical sales experience of overage inventory, as well as the age of the inventory.

Income taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates a determination of the proper current tax balances together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Currently, our net deferred tax asset is fully reserved. Due to the volatility in the PCB industry and in the Company’s operating results over the prior five years, management believes that up to one more year of generating significant operating income is required before we may determine that it is more likely than not that some or all of the net deferred tax asset may be realizable and, therefore, the valuation allowance may be reduced to less than 100% of such asset. If our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of income, additional tax expense will be recorded.

Any reduction of the U.S. valuation allowance that was related to net deferred tax assets that were in existence as of applying fresh-start accounting and any adjustments to uncertain tax positions for years prior to our emergence from bankruptcy in 2003 or related to the Coretec acquisition will be recognized as a component of income tax expense.

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

Stock-based compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model includes the input of certain assumptions that require our judgment including the expected term, the expected stock price volatility of the underlying stock options and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations and Other Financial Data

The following table sets forth data from our Consolidated Statements of Income and Comprehensive Income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales	$263,392	$267,784	$157,991
Cost of goods sold	206,132	208,385	128,778

Gross profit	57,260	59,399	29,213

Gross profit percentage	21.7%	22.2%	18.5%
Operating expenses:
Sales and marketing	17,049	17,372	11,710
General and administrative	15,544	16,688	13,329
Amortization of intangible assets	614	760	760
Restructuring and other related charges	964	1,138	—

Total operating expenses	34,171	35,958	25,799

Operating income	23,089	23,441	3,414
Interest expense, net	1,323	1,421	624
Other expense (income), net	(261)	489	318

Income before income taxes	22,027	21,531	2,472
Income tax expense	182	796	688

Net income	$21,845	$20,735	$1,784

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

During 2011 the overall economy, both globally and in the U.S., continued to face challenges, as a result the PCB industry as a whole also saw a decrease in demand. We experienced a 1.6% decrease in sales compared to 2010. During 2011 we continued to see growth in the military/aerospace and computer industries, offset by declines in consumer electronics, instrumental and communication industries. Likewise, our gross profit declined slightly compared to 2010 with gross margins of 21.7% in 2011 compared to 22.2% in 2010. Despite the lower sales and gross margin, we were able to increase our net income by 5.3% to $21.8 million in 2011 compared to $20.7 million in 2010. This increase in net income was accomplished by a concerted effort to reduce operating expenses across the organization. Looking at 2012, the year over year growth rate for the broader North American PCB industry is forecasted to be in the low to mid-single digits. As we continue to execute on our long-term strategic plan, we believe our technical capabilities, our sales distribution network and our extensive customer base, position us to exceed the anticipated industry growth rate in 2012 and take incremental market share.

The following tables set forth select data from our Consolidated Statements of Income and Comprehensive Income (in thousands):

Net Sales

	Year Ended December 31,
	2 0 11	2 0 10	$ Change	% Change
Net sales	$263,392	$267,784	$(4,392)	(1.6%)
Cost of goods sold	206,132	208,385	(2,253)	(1.1%)

Gross profit	$57,260	$59,399	$(2,139)	(3.6%)
Gross profit as a percentage of net sales	21.7%	22.2%

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs. Net sales decreased by $4.4 million, or 1.6%, to $263.4 million for the year ended December 31, 2011 from $267.8 million for the year ended December 31, 2010. The decrease in net sales was primarily due to a decrease in general demand of our consumer electronics, instrumental and communication segments partially offset by an increase in military/aerospace and computer segments.

Gross Profit

Gross profit decreased $2.1 million, or 3.6%, to $57.3 million for the year ended December 31, 2011, compared to $59.4 million for the year ended December 31, 2010. The decrease in gross profit is primarily due to lower net sales, higher material costs driven by higher commodity prices and depreciation, partially offset by lower overhead costs and variable compensation.

Sales and Marketing Expenses

	Year Ended December 31,
	2011	2 010	$ Change	% Change
Sales and marketing expenses	$17,049	$17,372	$(323)	(1.9%)
Percentage of net sales	6.5%	6.5%

Sales and marketing expenses decreased $0.3 million, or 1.9%, to $17.0 million for the year ended December 31, 2011, compared to $17.4 million for the year ended December 31, 2010. The decrease in sales and marketing expense was primarily due to a decrease in variable compensation.

General and Administrative Expenses

	Year Ended December 31,
	2011	2010	$ Change	% Change
General and administrative expenses	$15,544	$16,688	$(1,144)	(6.9%)
Percentage of net sales	5.9%	6.2%

General and administrative expenses decreased by $1.1 million, or 6.9%, to $15.5 million for the year ended December 31, 2011, compared to $16.7 million for the year ended December 31, 2010. The decrease in general and administrative expenses was primarily due to lower professional fees and variable compensation, partially offset by higher depreciation.

Amortization of Intangibles

	Year Ended December 31,
	2011	2010	$ Change	% Change
Amortization of intangible assets	$614	$760	$(146)	(19.2%)

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits in the fourth quarter of 2006. These intangible assets were amortized using the straight-line method over an estimated useful life of five years resulting in approximately $0.2 million per quarter. These intangible assets were fully amortized as of October 31, 2011.

Restructuring

	Year Ended December 31,
	2011	2010	$ Change	% Change
Restructuring and other related charges	$964	$1,138	$(174)	(15.3%)

The acquisition of Coretec on December 31, 2009 prompted us to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facilities (primarily Sheppard Avenue) during 2010, which reduced fixed overhead costs, rationalized capacity, and allowed improved utilization of the more modern Sheppard Avenue manufacturing facility. During the year ended December 31, 2011 we incurred $0.6 million of integration costs which were comprised of site remediation, asset disposals, severance and other related expenses incurred in connection with the integration of our Toronto operations.

In September 2011, our management approved, committed to and initiated plans to restructure and improve efficiencies in our business. For the year ended December 31, 2011 we incurred $0.4 million of severance costs that were related to a reduction in workforce.

Interest Expense, Net

	Year Ended December 31,
	2011	2010	$ Change	% Change
Interest expense	$1,359	$1,457	$(98)	(6.7%)
Interest income	(36)	(36)	—	0.0%

Net interest expense	$1,323	$1,421	$(98)

Net interest expense consists of amortization of debt issuance costs, interest expense associated with long-term deferred leases, and interest on seven asset-backed term loans. Interest expense decreased $0.1 million, or 6.7%, to $1.4 million for the year ended December 31, 2011, compared to $1.5 million for the year ended December 31, 2010. The decrease was primarily due to a lower overall principal balance on our loans as well as the termination of the long term deferred lease as of September 30, 2011.

Other Expense (Income), Net

	Year Ended December 31,
	2011	2010	$ Change	% Change
Other expense (income), net	$(261)	$489	$(750)	(153.4%)

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items. Due primarily to a foreign currency gain as a result of the change in the value of the Canadian dollar in relation to the United States dollar in 2011, we recorded net other income of $0.3 million for the year ended December 31, 2011, as compared to net other expense of $0.5 million for the year ended December 31, 2010.

Income Tax Expense

	Year Ended December 31,
	2011	2010	$ Change	% Change
Income tax expense	$182	$796	$(614)	(77.1%)

The Company recorded an income tax expense for the year ended December 31, 2011 of $0.2 million or 0.8% of pre-tax income, compared to an income tax expense of $0.8 million, or 3.7% of pre-tax income, for the year ended December 31, 2010. The decrease in our effective income tax rate was primarily due to a federal allowance relating to expensing of capital expenditures in 2011. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of the mix of earnings between tax jurisdictions, research and development credits and the impact of the recognition of the tax benefit of net operating loss carry forwards to the extent of current earnings.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

During 2010, the overall economy, both globally and in the U.S., continued to face challenges, however, the PCB industry as a whole experienced increased demand. Our net sales increased significantly in 2010 as a result of our acquisition of Coretec Inc. as well as increased market demand. Likewise, profitability improved significantly in 2010 with gross margins of 22.2% and net income of $20.7 million compared with 2009 gross margins of 18.5% and a net income of $1.8 million. Despite mixed economic reports about the general economy, the increased demand we experienced in 2010 was driven by stronger commercial markets as well as continued strength in the military and aerospace sector.

The following tables set forth select data from our Audited Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

Net Sales

	Year Ended December 31,
	2010	2009	$ Change	% Change
Net sales	$267,784	$157,991	$109,793	69.5%
Cost of goods sold	208,385	128,778	79,607	61.8%

Gross profit	$59,399	$29,213	$30,186	103.3%
Gross profit as a percentage of net sales	22.2%	18.5%

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

Sales and Marketing Expenses

	Year Ended December 31,
	2010	2009	$ Change	% Change
Sales and marketing expenses	$17,372	$11,710	$5,662	48.4%
Percentage of net sales	6.5%	7.4%

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

General and Administrative Expenses

	Year Ended December 31,
	2010	2009	$ Change	% Change
General and administrative expenses	$16,688	$13,329	$3,359	25.2%
Percentage of net sales	6.2%	8.4%

General and administrative expenses increased by $3.4 million, or 25.2%, to $16.7 million, or 6.2% of net sales in 2010, compared to $13.3 million, or 8.4% of net sales in 2009. The absolute dollar increase was primarily due to the inclusion of the general and administrative expenses of Coretec during 2010. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the positive operating leverage that results from higher sales levels, despite incurring $0.4 million of incremental professional fees in connection with the Coretec acquisition.

Amortization of Intangibles

	Year Ended December 31,
	2010	2009	$ Change	% Change
Amortization of intangible assets	$760	$760	$—	0.0%

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

Restructuring

	Year Ended December 31,
	2010	2009	$ Change	% Change
Restructuring and other related charges	$1,138	$—	$1,138	100.0%

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

Interest Expense, Net

	Year Ended December 31,
	2010	2009	$ Change	% Change
Interest expense	$1,457	$813	$644	79.2%
Interest income	(36)	(189)	153	81.0%

Net interest expense	$1,421	$624	$797	127.7%

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

Other Expense (Income), Net

	Year Ended December 31,
	2010	2009	$ Change	% Change
Other expense (income), net	$489	$318	$171	53.8%

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

Income Tax Expense

	Year Ended December 31,
	2010	2009	$ Change	% Change
Income tax expense	$796	$688	$108	15.7%

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

Quarterly Financial Information

The following table presents selected quarterly financial information for 2011 and 2010. This information is unaudited but, in our opinion, reflects all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair statement of this information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results.

	Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(In millions, except per share data)
Net sales	$64.5	$66.2	$66.2	$66.5	$65.7	$69.0	$68.4	$64.7
Gross profit	14.8	13.9	14.4	14.2	14.6	15.5	15.3	14.0
Net income	$6.7	$5.2	$5.0	$5.0	$4.4	$6.5	$6.0	$3.8
Net income per share — basic	$0.33	$0.25	$0.24	$0.25	$0.22	$0.33	$0.30	$0.19
Net income per share — diluted	$0.32	$0.25	$0.24	$0.24	$0.21	$0.31	$0.29	$0.19
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.06	$0.06	—

Liquidity and Capital Resources

	As of December 31,
	2011	2010
	(Dollars in thousnds)
Working capital	$58,656	$51,026
Current ratio (current assets to current liabilities)	2.5 :1.0	2.2 :1.0
Cash and cash equivalents	$31,181	$28,347
Long-term debt, including current portion	$9,665	$11,455

The primary drivers affecting cash and liquidity are net income, working capital requirements, capital expenditures, dividend payments to our shareholders and principal payments on our debt. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging from net 30 to net 60 days. If our sales increase, it is likely that our accounts receivable balance will also increase. Conversely, if our net sales decrease, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as our large EMS customers, delay their payments or if we grant them extended payment terms.

In February 2012, we completed the purchase of an approximately 96,000 square foot building located in Anaheim, California. The building consists of approximately two-thirds manufacturing space and one-third office space. We plan to relocate our corporate headquarters and Anaheim manufacturing operations to the new building during 2012. The cost to purchase the building is $7.5 million and we estimate we will spend an additional $7.0 to $8.0 million on building improvements and new manufacturing equipment throughout 2012. In addition, we expect to incur additional costs in connection with the relocation of our operations and the exit from our existing Anaheim facilities.

In December 2011, the Company’s board of directors declared an increased quarterly dividend of $0.12 per share of common stock, payable on March 30, 2012, to stockholders of record as of the close of business on March 15, 2012.

As of December 31, 2011, we had cash and cash equivalents of $31.2 million and $58.7 million of working capital compared to $28.3 million of cash and cash equivalents and $51.0 million of working capital as of December 31, 2010. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended Decmber 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$26,096	$29,511	$9,329
Investing activities	(14,242)	(11,011)	(9,449)
Financing activities	(9,049)	(9,691)	(294)
Effect of exchange rates on cash	29	146	(275)

Net increase (decrease) in cash and cash equivalents	$2,834	$8,955	$(689)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $26.1 million compared to $29.5 million for the year ended December 31, 2010. The operating activities that affected cash consisted primarily of net income, which totaled $21.8 million for the year ended December 31, 2011 compared to $20.7 million for the year ended December 31, 2010. Despite lower sales, the increase in our net income for the year ended December 31, 2011 was primarily attributable to lower restructuring charges, professional fees within general and administrative expenses, variable compensation and income taxes.

The adjustments to reconcile net income to net cash provided by operating activities for the year ended December 31, 2011 that did not affect cash consisted of depreciation of $9.4 million, stock-based compensation of $1.2 million, amortization of intangible assets of $0.6 million and amortization of debt issuance costs of $0.2 million offset by the amortization of a deferred lease liability of ($0.3) million and other of ($0.4) million.

Cash flows from operations include uses of cash of $2.7 million related to an increase in inventory, which was primarily due to an increase in the value of raw materials (specifically the value of gold), as well as an increase in work in process and finished goods to support our new customer orders. Cash flows from operations also included a $3.3 million decrease in accounts payable which was primarily related to the timing of inventory purchases and payments to our suppliers. In addition, we used $1.0 million of cash from operations for accrued expenses and other liabilities primarily resulting from a reduction in accrued compensation and professional fees. Prepaid expenses and other assets used $0.3 million of cash primarily relating to the timing of the amortization of various prepaid expenses.

Investing Activities

Cash used in investing activities for the year ended December 31, 2011was $14.2 million compared to $11.0 million for the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2011 was due to purchases of capital equipment to extend our technical capabilities. Cash used in investing activities for the year ended December 31, 2010 was primarily due to the purchase of equipment for our facilities as well as building improvements to some of our facilities.

Financing Activities

Cash used in financing activities for the year ended December 31, 2011 was $9.0 million compared to $9.7 million for the year ended December 31, 2010. Cash used in financing activities for the year ended December 31, 2011 was primarily due to cash dividends paid to common shareholders of $8.1 million and principal payments on long-term debt of $1.7 million partially offset by proceeds from the exercise of stock options of $0.8 million. Cash used in financing activities for the year ended December 31, 2010 is attributable to the repayment of our revolving credit facility of $4.3 million, cash dividend payments to common shareholders of $4.4 million, principal payments of long-term debt of $1.9 million and payments of debt issuance costs of $0.7 million partially offset by proceeds from the exercise of stock options of $1.6 million.

Based on current macro-economic conditions and conditions in the state of the printed circuit board business, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

Revolving Credit Facilities

JPMorgan Chase Credit Agreement. On September 23, 2010, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender, which was amended on March 14, 2011 (as amended the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25 million, with a Canadian sub-limit of $10 million. The Credit Agreement has an accordion provision that allows the Company to increase the maximum credit limit to $40 million under certain circumstances. The maturity date for the Credit Agreement is 3 years from the date of the Credit Agreement (September 23, 2013). Availability under the Credit Agreement is based on various liquidity and borrowing base tests including the Company’s eligible accounts receivable and inventories.

The Credit Agreement requires us to comply with customary covenants, including restrictions on incurring additional debt and liens, making acquisitions, our subsidiaries paying dividends to us and our ability to pay dividends or repurchase equity, liquidations, mergers and asset sales, changes in our business as well as incurring capital expenditures in excess of $20 million in any fiscal year. Additional covenants apply only when we have, in addition to other conditions, availability under the Credit Agreement of less than a certain amount. These additional covenants include (i) a requirement that we maintain a fixed charge coverage ratio of greater than 1.1 to 1 and (ii) a limitation that we make no more than $12 million in cash dividend payments and stock repurchases in any 12 months period and no more than $40 million over the term of the facility. As of December 31, 2011, we had no borrowings outstanding under the Credit Agreement and availability under the facility was above the applicable measurement levels.

The interest rates payable under the Credit Agreement will depend on the type of loan and are based on published rates plus an applicable margin. The current applicable rates for loans made under the Credit Agreement are: (i) 3.25% for any CB Floating Rate loan; (ii) 3.56% for any Eurodollar loan; (iii) 4.00% for any Canadian Prime Rate loan; and (iv) 4.65% for any Canadian Deposit Offered Rate (“CDOR”) loan. A commitment fee of 0.5% accrues on unused amounts of the commitments under the Credit Agreement. For the years ended December 31, 2011 and 2010, the Company paid approximately $0.1 million and $30,000, respectively, in fees for the unused amounts of the commitments.

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

The Company expects its available cash generated from operations, together with existing sources of cash, if required, from our Credit Agreement and long term debt (See Note 6 to the Consolidated Financial Statements) will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time- to-time, we may attempt to raise capital through either debt or equity arrangements. We cannot provide assurance that we will enter into new debt or equity arrangements or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with their customers which allow us to monitor current changes in business operations so we can respond as needed. We do not, generally, require collateral. In 2011, 2010 and 2009, no individual customer accounted for 10% or more of our net sales. At December 31, 2011 and 2010, one customer accounted for 6.8% and 8.6%, respectively, of our total accounts receivable.

Contractual Obligations

The following table shows our material contractual obligations and commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
Commitments	Total	Less Than One Year	One To Three Years	Three to Five Years	More Than Five Years
Long-term debt (a)	$13,971	$1,519	$2,783	$1,744	$7,925
Operating leases	8,330	2,570	3,416	2,344	—

Total commitments (b)	$22,301	$4,089	$6,199	$4,088	$7,925

(a)	Long-term debt consists of mortgage obligations and term notes acquired in connection with the purchase of Sovereign in 2006 and Coretec in 2009. In calculating future payments due by period, we used the interest rates in effect for the mortgages and term notes as of December 31, 2011.

(b)	As of December 31, 2011, we have recorded tax reserves for tax contingencies of approximately $0.3 million. We are unable to make a reasonable estimate regarding the settlement of these tax contingencies, and as such, these contingencies have been excluded from the table. See Note 11 of the Notes to Consolidated Financial Statements—Income Tax Matters for a discussion of tax contingencies.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 pertaining to the goodwill impairment test required under Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for accounting periods beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of ASU 2011-08 for our annual impairment test in the fourth quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which amended its guidance on the presentation of comprehensive income required under ASC Topic 220, “Presentation of Comprehensive Income”, in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We early adopted the provisions of this guidance beginning in the second quarter of 2011 by presenting comprehensive income within a single consolidated statement of income and comprehensive income.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our audited consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Variable Rate Debt

In connection with our acquisitions of Sovereign and Coretec, we assumed variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment. The interest rates on our variable rate debt are tied to various floating base rates such as the London Interbank Offered Rate (“LIBOR”). These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate notes payable and variable rate mortgages subject us to market risk exposure. As of December 31, 2011, we had $9.7 million outstanding under such agreements at interest rates ranging from 1.72% to 7.07% per annum. A relative 10% increase in interest rates would increase annual interest expense by approximately $0.1 million based on amounts outstanding as of December 31, 2011.

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

Foreign Currency Exchange Risk

A portion of the revenue and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entities. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Revenue and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entities. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Financial Information

Selected Quarterly financial information is set forth in Part II of this report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Financial Information,” and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DDi Corp. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DDi Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DDi Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Irvine, California
February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DDi Corp. and Subsidiaries

We have audited DDi Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DDi Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DDi Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, DDi Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DDi Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Irvine, California
February 17, 2012

DDi CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,181	$28,347
Accounts receivable, net of allowance for bad debts of $511 and $571 as of December 31, 2011 and 2010, respectively	39,747	40,821
Inventories, net	23,611	20,970
Prepaid expenses and other assets	2,054	1,889

Total current assets	96,593	92,027
Property, plant and equipment, net	46,904	42,605
Intangible assets, net	—	614
Goodwill	3,664	3,664
Other assets	808	954

Total assets	$147,969	$139,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,739	$25,137
Accrued expenses and other current liabilities	14,889	13,802
Current portion of long-term debt	1,076	1,751
Income taxes payable	233	311

Total current liabilities	37,937	41,001
Long-term debt	8,589	9,704
Other long-term liabilities	568	527

Total liabilities	47,094	51,232

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 23,406 shares issued and 20,459 shares outstanding at December 31, 2011 and 23,129 shares issued and 20,182 shares outstanding at December 31, 2010	23	23
Additional paid-in-capital	236,116	245,181
Treasury stock, at cost — 2,947 shares held in treasury at December 31, 2011 and 2010, respectively	(16,323)	(16,323)
Accumulated other comprehensive income	526	1,063
Accumulated deficit	(119,467)	(141,312)

Total stockholders’ equity	100,875	88,632

Total liabilities and stockholders’ equity	$147,969	$139,864

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$263,392	$267,784	$157,991
Cost of goods sold	206,132	208,385	128,778

Gross profit	57,260	59,399	29,213

Operating expenses:
Sales and marketing	17,049	17,372	11,710
General and administrative	15,544	16,688	13,329
Amortization of intangible assets	614	760	760
Restructuring and other related charges	964	1,138	—

Total operating expenses	34,171	35,958	25,799

Operating income	23,089	23,441	3,414
Non-operating (income) expense:
Interest expense	1,359	1,457	813
Interest income	(36)	(36)	(189)
Other (income) expense , net	(261)	489	318

Income before income tax expense	22,027	21,531	2,472
Income tax expense	182	796	688

Net income	$21,845	$20,735	$1,784

Net income per share:
Basic	$1.08	$1.04	$0.09
Diluted	$1.04	$1.01	$0.09
Dividend declared per share	$0.52	$0.22	$—
Weighted-average shares used in per share computations:
Basic	20,315	19,920	19,732
Diluted	20,984	20,573	19,838

	Year Ended December 31,
	2011	2010	2009
Comprehensive income:
Net income	$21,845	$20,735	$1,784
Foreign currency translation adjustments	(537)	653	764

Comprehensive income	$21,308	$21,388	$2,548

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	19,791	$23	$245,589	$(16,323)	$(354)	$(163,831)	$65,104
Stock-based compensation expense	—	—	1,907	—	—	—	1,907
Unvested restricted stock cancellations	(6)	—	—	—	—	—	—
Tax shares equivalent for restricted stock release	(14)	—	(251)	—	—	—	(251)
Issuance of restricted stock	85	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	764	—	764
Net income	—	—	—	—	—	1,784	1,784

Balance, December 31, 2009	19,856	23	247,245	(16,323)	410	(162,047)	69,308
Stock-based compensation expense	—	—	1,309	—	—	—	1,309
Tax shares equivalent for restricted stock release	(12)	—	(515)	—	—	—	(515)
Dividends declared to common shareholders	—	—	(4,411)	—	—	—	(4,411)
Issuance of common stock upon exercise of stock options	263	—	1,553	—	—	—	1,553
Issuance of restricted stock	75	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	653	—	653
Net income	—	—	—	—	—	20,735	20,735

Balance, December 31, 2010	20,182	23	245,181	(16,323)	1,063	(141,312)	88,632
Stock-based compensation expense	—	—	1,159	—	—	—	1,159
Tax shares equivalent for restricted stock release	—	—	(436)	—	—	—	(436)
Dividends declared to common shareholders	—	—	(10,598)	—	—	—	(10,598)
Issuance of common stock upon exercise of stock options	192	—	810	—	—	—	810
Issuance of restricted stock	85	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(537)	—	(537)
Net income	—	—	—	—	—	21,845	21,845

Balance, December 31, 2011	20,459	$23	$236,116	$(16,323)	$526	$(119,467)	$100,875

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,845	$20,735	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,411	8,539	8,237
Amortization of intangible assets	614	760	760
Amortization of debt issuance costs	244	60	130
Amortization of deferred lease liability	(332)	(457)	469
Stock-based compensation	1,159	1,309	1,907
Other	(379)	(116)	(148)
Changes in operating assets and liabilities:
Accounts receivable	904	(4,903)	621
Inventories	(2,731)	(1,767)	(316)
Prepaid expenses and other assets	(322)	(253)	69
Accounts payable	(3,332)	10,906	(805)
Accrued expenses and other liabilities	(977)	(4,076)	(2,293)
Income taxes payable	(8)	(1,226)	(1,086)

Net cash provided by operating activities	26,096	29,511	9,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,242)	(11,011)	(3,649)
Acquisition of Coretec Inc., net of cash received of $880	—	—	(5,800)

Net cash used in investing activities	(14,242)	(11,011)	(9,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,719)	(1,871)	(244)
Payments of debt issuance costs	(2)	(672)	(50)
Payments of borrowings from revolving line of credit	—	(4,290)	—
Proceeds from exercise of stock options	810	1,553	—
Cash dividend payments to common shareholders	(8,138)	(4,411)	—

Net cash used in financing activities	(9,049)	(9,691)	(294)

Effect of exchange rate changes on cash and cash equivalents	29	146	(275)

Net increase (decrease) in cash and cash equivalents	2,834	8,955	(689)
Cash and cash equivalents, beginning of period	28,347	19,392	20,081

Cash and cash equivalents, end of period	$31,181	$28,347	$19,392

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

DDi is a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. The Company specializes in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours. DDi has over 1,000 PCB customers in various market segments including communications and computing, military and aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. The Company’s engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers. DDi operates primarily in one geographical area, North America.

On December 31, 2009, the Company completed the acquisition of Coretec Inc. (“Coretec”), a Canadian-based PCB manufacturer whose shares, prior to the acquisition, were publicly traded on the Toronto Stock Exchange.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DDi and its wholly-owned subsidiaries (the Company). All inter-company accounts and transactions have been eliminated in consolidation.

Certain data from 2010 was reclassified to conform to current year presentation.

Management Estimates

The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of net revenue and expenses for each period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The fair value of financial instruments including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and fixed and variable rate debt approximate carrying value as of December 31, 2011 and 2010 due to their short term maturities.

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

The Company accrues warranty expense including cost for other damages beyond our products in some cases, which is included in cost of goods sold, at the time revenue is recognized. The accrual estimates future warranty obligations related to defective PCBs at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. The Company assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the management’s estimates. The warranty accrual is included in accrued expenses.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s warranty reserves were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$1,167	$1,100	$805
Warranties issued during the period	3,666	3,441	3,169
Warranty liabilities assumed (1)	—	—	285	(1)
Warranty expenditures	(3,737)	(3,374)	(3,159)

Ending Balance	$1,096	$1,167	$1,100

(1)	Assumed in connection with the Company’s acquisition of Coretec.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist principally of trade accounts receivable. To minimize this risk, the Company performs ongoing credit evaluations of customers’ financial condition and maintains relationships with its customers which allow the Company to monitor current changes in business operations so it can respond as needed; the Company, however, generally does not require collateral. In 2011, 2010 and 2009, no individual customer accounted for 10% or more of the Company’s total net sales. At December 31, 2011 and 2010, one customer accounted for 6.8% and 8.6%, respectively, of the Company’s total accounts receivable.

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

Inventories

Raw materials are stated at the lower of cost (using either a standard cost method which approximates first-in, first-out (FIFO) or an average cost method) or market. Work-in-process and finished goods inventories are valued using either the standard cost or gross profit method. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable value based on such factors as age, utilization levels compared to quantities on hand, and actual or foreseeable technological changes.

Overage inventory represents units produced in excess of the customer purchase order as a result of manufacturing yield. We value this inventory based on an estimate of our historical sales experience of overage inventory, as well as the age of the inventory.

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

Goodwill and Other Long-Lived Assets

In the fourth quarter of 2011, the Company adopted provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-08 pertaining to goodwill impairment tests as required under Accounting Standards Codification (ASC) Topic 350, “Intangibles – Goodwill and Other”. In accordance with ASU No. 2011-08, the

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company performs a qualitative assessment to determine the likelihood of the Company’s fair value being less than its carrying amount. After assessing the totality of events or circumstances, the Company has determined that this scenario is not likely, therefore further performance of the two-step impairment test is not necessary.

Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis on the last day of the year for the measurement, if available. Management assesses potential impairment on an annual basis, or more frequently if a triggering event has occurred. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to results of operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

The Company reviews long-lived assets, including intangible assets subject to amortization for when indicators of impairment, such as reductions in demand or significant economic slowdowns in the PCB industry, are present. Reviews are performed to determine whether carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Comprehensive Income

Beginning in the second quarter of 2011, the Company adopted ASU No. 2011-05, which amended FASB ASC Topic 220, “Presentation of Comprehensive Income”. We applied provisions of this guidance by presenting comprehensive income within a single consolidated statement of income and comprehensive income. Comprehensive income for our company consists of net income plus the effect of foreign currency translation adjustments.

Foreign Currency

A portion of the sales and expenses of the Company’s Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for its Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Revenue and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between the Company’s U.S. entity and its Canadian entity. Settlement of the note is planned in the foreseeable future; therefore currency adjustments are included in determining net income (loss) for the period and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. The Company has foreign currency translation risk equal to its net investment in those operations. The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and does not utilize any other derivative financial instruments for trading or speculative purposes.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model includes the input of certain assumptions that require management’s judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates. Since these estimates involve inherent uncertainties and the application of judgment, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Basic and Diluted Earnings Per Share

The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expense in the accompanying consolidated statements of income and comprehensive income. Advertising expense for the years ended December 31, 2011, 2010 and 2009 were $96,000, $65,000 and $77,000, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

Pursuant to authoritative guidance, the Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis.

Segment Reporting

Operating segments are defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments. Similarly, in accordance with FASB ASC 280, components and/or segments may be aggregated if they exhibit similar long-term financial performance if they have similar economic characteristics, including:

•	the nature of the products and services

•	the nature of the production processes

•	the type or class of customer for our products and services

•	the methods used to distribute our products or provide our services

•	the nature of the regulatory environment within the PCB industry

The Company’s chief operating decision maker is the Chief Executive Officer. Based on the evaluation of the Company’s financial information and economic characteristics, management believes that the Company operates in one reportable segment which develops and manufactures multi-layer PCBs. The Company operates in one geographical area, North America. Revenues are attributed to the country in which the customer buying the product is located.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues by customer location (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales:
North America (1)	$238,995	$238,541	$144,921
Asia	19,784	24,355	10,583
Other	4,613	4,888	2,487

Total	$263,392	$267,784	$157,991

(1)	Sales to the United States represent the majority of sales to North America.

The following summarizes long-lived assets by location (in thousands):

	As of December 31,
	2011	2010
Long-lived assets:
United States	$30,509	$26,542
Canada	16,395	16,063

Total	$46,904	$42,605

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on our consolidated financial statements.

3. ACQUISITION OF CORETEC INC.

On December 31, 2009, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Coretec by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). As a result of the Arrangement, Coretec and its subsidiaries became wholly-owned subsidiaries of the Company. Under the Arrangement, (i) Coretec’s shareholders received CAD $0.38 (USD $0.36) per Coretec common share; and (ii) holders of outstanding Coretec stock options having an exercise price less than CAD $0.38 (USD $0.36) per share received an amount per Coretec stock option equal to the difference between the CAD $0.38 (USD $0.36) and the exercise price in respect of such Coretec stock options. The aggregate cash purchase price paid by the Company under the Arrangement was CAD $7.0 million (USD $6.7 million). In addition, as a result of the Arrangement, DDi assumed approximately CAD $16.7 million (USD $15.9 million) of Coretec debt.

Immediately prior to the acquisition date, the Company owned 515,000 shares of Coretec with an acquisition date fair value of approximately USD $0.2 million. A gain in the amount of approximately USD $0.1 million was recognized by the Company as a result of remeasuring the fair value of this equity interest in Coretec on the acquisition date, and this gain was included in net other (income) expense .

The acquisition of Coretec was recorded at fair value using the acquisition method of accounting. The components of the purchase price are as follows (in thousands):

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

The purchase price of Coretec was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets (for which there were none in this transaction) was recorded as goodwill. As a result of this acquisition, the Company recorded approximately $3.0 million of goodwill, representing the Company’s entire balance of goodwill as of December 31, 2009. The purchase price allocation used in the preparation of the consolidated financial statements at December 31, 2009 was preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed in the Coretec acquisition. During 2010, management finalized the analyses and determined that certain inventory balances as of December 31, 2009 required adjustment to decrease the net balance by $0.4 million, and property, plant and equipment required adjustment to decrease the net balance by $0.3 million which resulted in an increase to goodwill of $0.7 million.

The following table summarizes the final fair values of the assets acquired and liabilities assumed (in thousands):

Allocation of purchase price:
Cash	$880
Accounts receivable, net	9,558
Inventories	4,461
Prepaid expenses and other current assets	571
Property, plant and equipment	16,436
Goodwill	3,664
Accounts payable	(4,317)
Accrued expenses and other current liabilities	(8,645)

Total	$22,608

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

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Coretec acquisition had been completed as of the beginning of 2009. This pro forma financial information gives effect to actual operating results prior to the acquisition, but is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place at the beginning of 2009.

2009
(in thousands , except per share data)
Net sales	$220,096
Net loss	$(5,208)
Pro forma net loss per share—basic and diluted	$(0.26)
Pro forma weighted-average shares—basic and diluted	19,732

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DETAIL OF CERTAIN ASSET ACCOUNTS

Inventories consist of the following (in thousands):

	As of December 31,
	2011	2010
Raw materials	$10,920	$9,216
Work-in-process	8,006	7,093
Finished goods	4,685	4,661

	$23,611	$20,970

Property, plant and equipment consist of the following (in thousands):

	As of December 31,
	2011	2010
Land	$6,374	$6,480
Buildings and leasehold improvements	21,907	21,156
Machinery and equipment	69,851	54,502
Office furniture and equipment	9,615	8,675
Vehicles	130	133
Deposits & construction in progress	2,986	7,002

	110,863	97,948
Less: Accumulated depreciation	(63,959)	(55,343)

	$46,904	$42,605

In February 2012, the Company completed the purchase of an approximately 96,000 square foot building located in Anaheim, California. The building consists of approximately two-thirds manufacturing space and one-third office space. The Company plans to relocate its corporate headquarters and Anaheim manufacturing operations to the new building during 2012. The cost to purchase the building is $7.5 million.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill recorded by the Company as of December 31, 2009 resulted from the acquisition of Coretec on that date. During 2010, the Company’s management finalized the analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed in the Coretec acquisition, and determined that certain inventory balances as of December 31, 2009 required adjustment to decrease the net balance by $0.4 million, and property, plant and equipment required adjustment to decrease the net balance by $0.3 million which resulted in an increase to goodwill of $0.7 million.

Annual Goodwill Impairment Test

The Company operates in one operating segment and has one reporting unit; therefore, the Company tests goodwill for impairment at the consolidated level against the fair value of the Company. Based on our annual evaluation performed as of September 30, no impairment to goodwill existed at December 31, 2011.

Intangible Assets

The Company recorded $3.8 million of customer relationships intangible assets in connection with the acquisition of Sovereign Circuits Inc. in 2006, which were amortized over an estimated useful life of five years. Amortization expense related to customer relationships for the years ended December 31, 2011, 2010, and 2009 was $0.6 million, $0.8 million, and $0.8 million, respectively. These intangible assets were fully amortized in October 2011.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

Long-term debt obligations consisted of the following (in thousands):

	As of December 31,
	2011	2010
Notes payable	$9,665	$11,455
Less: Current maturities of notes payable	(1,076)	(1,751)

Total long-term debt	$8,589	$9,704

Long-Term Debt

Key Bank

We have a term loan with Key Bank secured by our building located in North Jackson, Ohio. The loan had a principal balance of approximately $0.8 million and $1.0 million as of December 31, 2011 and 2010, respectively. The Key Bank loan requires monthly payments of approximately $20,000 plus accrued interest, and bears interest at LIBOR plus 1.5% (1.77% at December 31, 2011). The note matures in April 2015.

Business Development Bank of Canada

There are three existing loans with Business Development Bank of Canada (the “BDC”) — an infrastructure loan, an equipment loan and a building loan. The BDC loans are secured by the land and building of our Sheppard Avenue facility located in Toronto, Ontario, and the loan balance is guaranteed by us, a requirement of the BDC. The BDC loans require us to maintain an available funds coverage ratio of 1.5. As of December 31, 2011, we are in compliance with all required covenants.

The infrastructure loan was provided to finance the completion of our Sheppard Avenue facility. The infrastructure loan had a principal balance of approximately $4.4 million and $4.7 million as of December 31, 2011 and 2010, respectively. The infrastructure loan requires monthly principal payments of approximately $22,000, and accrues interest at BDC’s floating base rate (4.25% at December 31, 2011). The loan matures in October 2028.

The equipment loan had a principal balance of approximately $1.6 million and $2.1 million as of December 31, 2011and 2010, respectively. The equipment loan requires monthly principal payments of approximately $36,000, and accrues interest at the 1-month floating base rate plus 0.6% (3.35% at December 31, 2011). The loan matures in October 2015.

The building loan had a principal balance of approximately $49,000 and $0.3 million as of December 31, 2011 and 2010, respectively. The building loan requires monthly principal payments of approximately $17,000, and accrues interest at BDC’s floating base rate plus 0.25% (5.25% at December 31, 2011). The loan matures in March 2012.

The Company also had a term loan with BDC, which matured in December 2011 and has been paid in full. The BDC term loan had a principal balance of approximately $35,000 and $0.5 million as of December 31, 2011 and 2010, respectively. The loan required monthly principal payments of approximately $45,000 over the loan term and bore interest, payable monthly, at BDC’s floating base rate less 1.5% (3.50% at December 31, 2011).

Zions Bank Mortgage

We have a mortgage with Zions Bank with a principal balance of approximately $1.5 million and $1.5 million as of December 31, 2011 and 2010, respectively, secured by the land and building of our Cuyahoga Falls, Ohio facility. The mortgage requires monthly fixed principal and interest payments of approximately $11,000, accrues interest at the Federal Home Loan Bank rate plus 2% (7.07% at December 31, 2011), and matures in February 2033.

GE Real Estate Mortgage

We have a mortgage with GE Real Estate, with a principal balance of $1.3 million and $1.3 million as of December 31, 2011 and 2010, respectively, secured by the land and building of our Littleton, Colorado facility. The mortgage requires monthly fixed principal and interest payments of approximately $11,000, accrues interest at a fixed rate of 7.55%, and matures in February 2032.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2012	$1,076
2013	998
2014	1,003
2015	746
2016	341
Thereafter	5,501

Total	$9,665

DDi Corp. Credit Agreement

On September 23, 2010, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent and U.S. Lender and JPMorgan Chase Bank, N.A., Toronto Branch (“Chase/Toronto”), as Canadian Administrative Agent and Canadian Lender, which was amended on March 14, 2011 (as amended the “Credit Agreement”).

The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25 million, with a Canadian sub-limit of $10 million. Pursuant to its terms and subject to the conditions set forth therein, the aggregate principal amount of the facility may be increased from $25 to $40 million. The maturity date of the facility is September 23, 2013. Availability under the Credit Agreement is based on various borrowing base tests, including the Company’s eligible accounts receivable and inventories. The Company’s wholly-owned U.S. operating subsidiaries are the borrowers under the U.S. sub-limit and our Canadian subsidiary, DDi Toronto Corp., is the borrower under the Canadian sub-limit.

The borrowings denominated in U.S. dollars bear interest at either (a) 2.50% plus the product (such product, the “Adjusted Libor Rate”) of (i) the rate for dollar deposits with a maturity comparable to the applicable interest period multiplied by (ii) the quotient obtained by dividing (A) 1.0 by (B) 1.0 minus the maximum reserve percentage expressed as a decimal to which Chase is subject for euro currency funding; or (b)(i) if such borrowings are made available to the U.S. borrowers, Chase’s prime rate or (ii) if such borrowings are made available to DDi Toronto Corp., the rate of interest announced by Chase/Toronto as its U.S. base rate for dollar-denominated commercial loans; provided that in neither event shall the interest rate for such borrowings be less than the sum of (A) 2.5% plus (B) the Adjusted Libor Rate for a one month interest period (such rate determined as applicable by this clause (b), the “CB Floating Rate”).

The borrowings denominated in Canadian dollars bear interest at either (y) 2.50% plus the sum of (i) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed (the “CDOR Rate”) in respect of the relevant interest period for Canadian dollar-denominated bankers’ acceptances plus (ii) 0.10%; or (z) 1.00% plus the greater of (i) Chase/Toronto’s prime rate and (ii) the sum of (Y) the yearly interest rate to which the one-month CDOR Rate is equivalent plus (Z) 1.00%.

The Company may choose an interest period of one, two, three or six months. All interest is computed on the basis of a year of 360 days, except that interest computed by reference to the CB Floating Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), in each case payable for the actual number of days elapsed. Accrued interest on each loan is payable in arrears on the first day of each calendar quarter for CB Floating Rate borrowings and those based on the Toronto Branch’s prime rate, and, with respect to other borrowings, accrued interest is payable on the last day of the applicable interest period, or if such interest period exceeds three months, then on the three month anniversary of such borrowing and on the last day of such interest period. During the occurrence and continuation of an event of default under the facility, the applicable interest rate may increase by 2% at the election of the administrative agent under the facility or the applicable Required Lenders.

The Credit Agreement requires the Company to comply with customary covenants, including restrictions on incurring additional debt and liens, making acquisitions, the Company’s subsidiaries paying dividends. The Company’s ability to pay dividends or repurchase equity, liquidations, mergers and asset sales, changes in the Company’s business as well as incurring capital expenditures in excess of $20 million in any fiscal year. Additional covenants apply only when we have, in addition to other conditions, availability under the Credit Agreement of less than a certain amount. These additional covenants

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include (i) a requirement that the Company maintain a fixed charge coverage ratio of greater than 1.1 to 1 and (ii) a limitation that the Company make no more than $12 million in cash dividend payments and stock repurchases in any 12 month period and no more than $40 million over the term of the facility. As of December 31, 2011 and 2010, the Company had no borrowings outstanding under the Credit Agreement and availability under the facility was above the applicable measurement levels.

Interest rates payable under the Credit Agreement will depend on the type of loan and are based on published rates plus an applicable margin. A commitment fee of 0.5% accrues on unused amounts of the commitments under the Credit Agreement. For the years ended December 31, 2011 and 2010, the Company paid approximately $0.1 million and $30,000, respectively, in fees for the unused amounts of the commitments.

All U.S. obligations under the Credit Agreement are guaranteed by DDi Corp. and each of its domestic wholly-owned subsidiaries (the “U.S. Subsidiary Guarantors”). All such obligations and the guarantees of those obligations are secured by (i) all of the capital stock of each of its subsidiaries, except that with respect to DDi Toronto Corp. such security interest is limited to 65% of its capital stock, and (ii) substantially all of the Company and its subsidiaries’ (other than DDi Toronto Corp.) tangible and intangible assets, other than real property and equipment, pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “U.S. Security Agreement”). The obligations of DDi Toronto Corp. for the Canadian obligations are secured by substantially all of DDi Toronto Corp.'s tangible and intangible assets, other than real property and equipment, pursuant to a Pledge and Security Agreement dated September 23, 2010 (the “Canadian Security Agreement”).

During the year ended December 31, 2010, the Company incurred $0.7 million in debt issuance costs in conjunction with this credit facility which are being amortized over the 3 year life of the loan.

Coretec Credit Facility

In connection with the acquisition of Coretec on December 31, 2009, the Company assumed the liability for the outstanding balance on Coretec’s revolving credit line with Wells Fargo Canada. The three year, CAD $10 million asset-based lending facility was entered into by Coretec on March 24, 2009 and was to be used for day-to-day working capital and other expenditures. The Company terminated this credit line effective February 26, 2010 and paid the balance owed of approximately USD $3.1 million in full as well as an additional fee of approximately USD $0.1 million for early termination and legal fees.

7. DETAIL OF CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other curent liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Accrued salaries and related benefits	$8,781	$9,536
Current portion of deferred lease liability	17	353
Accrued warranty expense	1,096	1,167
Dividend payable	2,460	—
Other accrued expenses	2,535	2,746

Total	$14,889	$13,802

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Income tax-related liabilities	$561	$516
Other long-term liabilities	7	11

Total	$568	$527

Deferred Lease Liability

This represents the excess of actual lease payments due under operating leases over market value of such leases (at net present value) which will be amortized through (a) a reduction of rent expense and (b) a charge to interest expense over the remaining term of the leases. The Company recognized a deferred lease liability of $8.1 million through fresh-start

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting, of which zero and $0.3 million of the deferred liability remained to be amortized at December 31, 2011 and 2010, respectively. In addition, approximately $23,000 and $73,000 of deferred lease liability associated with normal operating leases remained to be amortized at December 31, 2011 and 2010, respectively. Amortization of the deferred lease associated with fresh start accounting for the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.4 million, and $0.5 million, respectively. The non-cash interest expense associated with the deferred lease liability originating from fresh-start accounting was $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. STOCKHOLDERS’ EQUITY

Repurchase Program

The Company’s board of directors previously authorized a common stock repurchase program of up to 3,000,000 shares of the Company’s common stock in the open market at prevailing market prices or in privately-negotiated transactions. In February 2009, the board of directors amended the stock repurchase program to increase the amount of shares of common stock authorized to be repurchased by up to an additional $10 million worth of shares. The stock repurchase program is subject to applicable legal and regulatory requirements, may be modified or discontinued at any time, and the stock repurchase program may be modified or discontinued at any time. The Company will continue to review the value in repurchasing shares after considering its cash levels and operating needs as well as other uses for its cash that could create greater shareholder value.

No shares were repurchased during the quarter or year ended December 31, 2011 and 2010. As of December 31, 2011, the Company had repurchased a total of 2,946,986 shares since the inception of the program. Shares repurchased are recorded as treasury stock (accounted for under the cost method) and are available for reissuance as determined by the board of directors.

9. STOCK-BASED COMPENSATION

Stock Options

In May 2011, the Company’s stockholders approved the DDi Corp. 2011 Stock Incentive Plan (the “2011 Plan”). Awards under the 2011 Plan may be made to key employees and directors of DDi whose participation in the 2011 Plan is determined to be in the best interests of DDi by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The 2011 Plan permits the granting of options (both incentive and nonqualified stock options), share appreciation rights, restricted common stock, deferred share units and performance awards. The 2011 Plan reserves 1,750,000 shares for future awards to eligible persons. The number of shares available for awards, as well as the terms of outstanding awards, will be adjusted as provided in the 2011 Plan for share splits, share dividends, reclassifications, recapitalizations, and other similar events. Any shares reserved for awards will again be available for future awards if the shares for any reason will never be issued to a participant or beneficiary pursuant to an award due to the award’s forfeiture, cancellation, expiration, or net settlement without the issuance of shares. In addition, there are shares available for future grant under the 2005 Stock Incentive Plan and awards granted under the 2005 Stock Incentive Plan that expire, terminate or are otherwise forfeited will become available for subsequent award under the 2011 Plan. Generally, options that have been granted to employees under the 2011 Plan have a ten year term and vest over three years from the date of grant in equal annual installments. Grants may vest on an accelerated basis under certain circumstances.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity under all the plans for the year ended December 31, 2011:

	Options Outstanding (in thousands)	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	2,466	$7.87	6.43	$12,483
Granted	740	$8.86
Exercised	(267)	$5.94		$1,066
Forfeited	(160)	$7.27

Balance as of December 31, 2011	2,779	$8.35	6.3	$5,911

Options exercisable as of December 31, 2011	1,846	$8.61	4.9	$4,496

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at December 31, 2011. The Company had outstanding at December 31, 2011 options to purchase an aggregate of 2,611,464 shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of approximately $5.9 million. The aggregate intrinsic value of options exercised in 2011 and 2010 under the Company’s stock option plans was approximately $1.1 million and $1.1 million, respectively. No options were exercised in 2009.

The Company made an estimate of expected forfeitures and recognized compensation costs in 2011, 2010 and 2009 for those equity awards expected to vest. At December 31, 2011, the total compensation cost related to non-vested stock options not yet recognized was $1.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Determining Stock Option Fair Value

Valuation and Amortization Method — In order to estimate the fair value of stock options, we use the Black-Scholes option pricing model and apply the single-option valuation approach to the stock option valuation. In order to estimate the fair value of restricted stock awards and restricted stock units we use the closing market price of DDi common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards and restricted stock units. The stock options may vest on an accelerated basis under certain circumstances.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical option exercise patterns of similar awards, the contractual terms and vesting schedules of the stock-based awards and expectations of future employee stock option exercise behavior.

Expected Stock Price Volatility — Beginning January 1, 2006, and until December 31, 2007, management estimated that the most appropriate indicators of its expected future stock volatility were its own historical volatility, combined with the historical volatility of its two most closely related competitors during the period immediately preceding the Company’s emergence from Chapter 11 bankruptcy in 2003. Beginning January 1, 2008, management estimated that its own historical volatility alone was the most appropriate indicator of its expected future stock volatility, as four full years of stock trading data was then available.

Expected Dividend Yield — In 2010 the Company began applying an annual dividend rate to calculate the fair value of stock options, estimated by dividing the dividends that are expected to be declared by the stock price. Both the future dividend payouts and the future stock price at the time the dividends will be paid are estimated, based on the most recent actual dividend declared per share and 30-day average historical stock price, respectively.

Risk-Free Interest Rate — The Company uses the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term, approximating the expected term of the option, as a risk-free interest rate.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value — The fair value of the Company’s stock options granted to employees for the years ended December 31, 2011, 2010 and 2009 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	4	4	4
Expected stock price volatility	49.5%	43.6%	47.2%
Expected dividend yield	4.4%	3.4%	0.0%
Risk-free interest rate	1.3%	1.9%	1.7%
Weighted-average fair value per share	$2.55	$2.07	$1.39

Restricted Stock

The Company granted zero and 25,000 restricted stock units (“RSUs”) in 2011 and 2010, respectively, under the 2005 Plan. The Company calculated compensation expense on these shares using the grant date fair market value of its common stock of $4.48 for the 2010 grant. At December 31, 2011, the total compensation cost related to non-vested restricted stock awards not yet recognized was zero.

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below:

	Non-vested Shares Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	145	$3.96
Granted	5 (a)	$3.92
Vested	(131)	$4.48
Forfeited	(19)	$—

Non-vested at December 30, 2011	—	$—

(a)	Under the terms of the DDi 2005 Stock Incentive Plan (the “Plan”), the number of shares subject to outstanding Restricted Stock Units (“RSUs”) are adjusted upon the payment of cash dividends. As a result of the dividend payments during 2011, the number of shares subject to outstanding RSUs increased by 4,657 shares.

Stock Compensation Expense

The following table sets forth compensation cost related to stock-based compensation (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense:
Cost of goods sold	$397	$440	$532
Sales and marketing expenses	175	241	362
General and administrative expenses	587	628	1,013

Total stock-based compensation expense	$1,159	$1,309	$1,907

10. RESTRUCTURING AND OTHER RELATED CHARGES

In September 2011, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. During the third quarter of 2011, we incurred $0.4 million of severance costs that were related to a reduction in workforce that was completed by December 31, 2011.

The acquisition of Coretec on December 31, 2009 prompted the Company to integrate the operations of DDi’s legacy facility in Toronto (McNicoll) with Coretec’s Toronto facility (Sheppard Avenue) beginning in 2010. This reduced fixed

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

overhead costs, rationalized capacity, and allowed for taking full advantage of the modern Sheppard Avenue manufacturing facility. During 2010, we incurred $1.1 million of integration costs which were composed of estimated site remediation, asset disposals, severance, and other typical integration expenses. During the second quarter of 2011, we incurred $0.6 million of severance costs related to the final phase of the Toronto integration plan.

As of December 31, 2011, accrued restructuring and other related charges totaled $0.3 million, consisting of $0.1 million related to the Toronto site integration and $0.2 million related to a reduction in workforce. As of December 31, 2010, accrued restructuring and other related charges totaled $0.3 million related to the Toronto site integration. These amounts are included in other current liabilities on the consolidated balance sheet. We do not anticipate any further charges related to these restructuring activities, however we continue to seek opportunities to drive efficiencies in the business.

11. INCOME TAX MATTERS

The components of income (loss) before income tax expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$13,222	$15,329	$(620)
Foreign	8,805	6,202	3,092

	$22,027	$21,531	$2,472

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$46	$171	$(113)
State	21	72	(604)
Foreign	115	553	1,379

	182	796	662
Deferred:
Foreign	—	—	26

Provision for income taxes from continuing operations	$182	$796	$688

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$33,417	$36,427
Tax credits	16,182	14,289
Accrued liabilities	2,702	1,702
Capitalized research and development costs	1,417	2,277
Property, plant and equipment	—	2,931
Other	2,976	4,821

Subtotal	56,694	62,447
Valuation allowance	(54,977)	(62,032)

Net deferred tax assets	1,717	415
Deferred liabilities:
Intangible assets	—	(225)
Property, plant and equipment	(1,526)	—
Other	(191)	(190)

Net deferred tax assets from continuing operations	$—	$—

Deferred tax assets and liabilities are based on management’s best estimate of the ultimate realization of the tax benefits. Management will continually evaluate these matters.

Based upon the substantial net operating loss carryovers and current economic conditions that could impact future operating results, management concluded that it is more likely than not that all or substantially all of the deferred tax assets at December 31, 2011 and 2010 may not be realized. Consequently, management established a valuation allowance for all of its deferred tax assets at December 31, 2011 and 2010 including the deferred tax assets related to Coretec. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States and Canada until it can sustain a level of taxable income that demonstrates its ability to utilize the assets and the economy stabilizes. The change in the valuation allowance from the prior year is primarily due to the effect of IRS Sections 382 and 383 limitations on net operating losses and credits.

The income tax provision from continuing operations differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to the income (loss) from continuing operations before income taxes as below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Computed “expected” tax expense (benefit) from continuing operations	$7,709	$7,536	$865
Increase (decrease) in income taxes resulting from:
State tax	81	136	(604)
Decrease in valuation allowance	(7,055)	(6,557)	(16,298)
Research and development credits	—	123	(411)
Resolution of tax controversies	—	—	1,007
Foreign tax differential	(747)	(397)	(124)
Change in effective tax rate	—	—	100
Net operating loss and credit limitation	—	—	16,298
Other	194	(45)	(145)

Provision for income taxes from continuing operations	$182	$796	$688

At December 31, 2011, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $76.7 million and $24.7 million, respectively. The federal and state NOLs begin expiring in 2021 and 2017, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the Company had U.S. federal and state research and experimentation (“R&E”) credits of approximately $4.7 million and $5.7 million, respectively. The federal R&E credits begin to expire in 2027 and the state R&E credits carryover indefinitely. In addition, the Company has alternative minimum tax credits of approximately $0.5 million which carry forward indefinitely.

At December 31, 2011, DDi Toronto, Inc. had Canadian NOL carryforwards of approximately $23.0 million and research credit carryforwards of approximately $5.8 million. The net operating losses will expire in 2029 and the research credits will begin to expire in 2020.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attribute carryovers may be subject to limitations if certain ownership changes occur. The Company experienced ownership changes under Sections 382 and 383 in 2003, 2005 and 2008. The NOLs and certain tax credits (deferred tax assets) and related valuation allowance have been written down to the amounts utilizable before their respective expirations. In 2009, 2010 and 2011, the deferred tax assets were reduced by $16.3 million. The annual limitations will be used to calculate NOLs and other tax attributes available for utilization in each future year.

A cash dividend was declared in 2005 to repatriate to the U.S. previously undistributed earnings of our Canadian subsidiary. DDi management does not currently have plans to repatriate additional Canadian earnings. U.S. income taxes have not been provided on approximately $19.6 million of undistributed earnings of our Canadian subsidiary since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

The Company is periodically under examination by various taxing authorities. The Company believes the results of these audits will not have a material impact on the Company’s financial position, cash flows or results of operations.

Unrecognized Tax Benefits

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes might be due based on whether the position is more likely than not to pass examination by the tax authorities. These reserves are established when management believes that certain positions might be challenged despite a belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of income tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of the prescribed authoritative guidance.

The reconciliation of the Company’s unrecognized tax benefits as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance at beginning of year	$364	$446
Settlements	—	—
Increases in balances related to tax positions taken in prior periods	13	—
Decreases in balances related to tax positions taken in prior periods	(86)	(127)
Increases in balances related to tax positions taken in current period	—	45

Balance at end of year	$291	$364

As of December 31, 2011, the Company’s total unrecognized tax benefit was $0.3 million, which has been included in other long-term liabilities on the accompanying consolidated balance sheets. If recognized in future periods, there would be a favorable effect of $0.2 million to the effective tax rate. Management anticipates a decrease in the tax contingency reserve in the next twelve months due to statute expirations of approximately $0.1 million.

Interest and penalties related to income tax matters are included in current income tax expense. Accrued interest and penalties at December 31, 2011 and 2010 were $0.1 million and $0.2 million, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Weighted-average shares of common stock outstanding — basic	20,315	19,920	19,732
Weighted-average common stock equivalents	669	653	106

Weighted-average shares of common stock and common stock equivalents outstanding — diluted	20,984	20,573	19,838

Net income	$21,845	$20,735	$1,784
Net income per share — basic	$1.08	$1.04	$0.09
Net income per share — diluted	$1.04	$1.01	$0.09

For the years ended December 31, 2011, 2010 and 2009, common shares issuable upon exercise of outstanding stock options and restricted stock of 2,109,885, 1,967,600 and 2,385,591, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

13. DIVIDENDS

We have paid quarterly cash dividends since the second quarter of 2010. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during calendar years 2011 and 2010:

	Declaration Date	Record Date	Payment Date	Dividend per Share	Number of Shares Outstanding		Total Cash Dividends Declared
	(in thousands, except for per share data)
Calendar year 2011	Dec 13, 2011	Mar 15, 2012	Mar 30, 2012	$0.12	20,500	(a)	$2,460
	Nov 17, 2011	Dec 15, 2011	Dec 31, 2011	$0.10	20,458		$2,046
	Aug 16, 2011	Sep 15, 2011	Sep 30, 2011	$0.10	20,317		$2,032
	May 17, 2011	Jun 15, 2011	Jun 30, 2011	$0.10	20,317		$2,032
	Feb 17, 2011	Mar 15, 2011	Mar 30, 2011	$0.10	20,283		$2,028
Calendar year 2010	Oct 19, 2010	Nov 15, 2010	Nov 30, 2010	$0.10	20,170		$2,017
	Aug 5, 2010	Sep 15, 2010	Sep 30, 2010	$0.06	19,952		$1,197
	May 11, 2010	Jun 21, 2010	Jul 6, 2010	$0.06	19,943		$1,197

(a)	The number of shares outstanding for the record date March 15, 2012 is estimated in calculating the corresponding cash payment amount.

DDi Corp. is a Delaware corporation. Delaware law allows a corporation to declare and pay dividends out of the corporation’s “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had positive surplus balances as defined by the Delaware law at each of the dividend declaration dates. When the Company records a dividend, the charge is recorded to additional paid-in capital as opposed to retained earnings since the Company has accumulated deficit.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment of future cash dividends will be at the discretion of the board of directors and will depend upon earning levels, capital requirements and alternative uses of cash, such as acquisition opportunities. In December 2011, the board of directors announced an increase to the quarterly dividend amount to $0.12 per share.

14. FAIR VALUE MEASUREMENTS

The Company applies fair value measurements to assets and liabilities reported in its financial statements based on a market participant to acquire an asset or settle a liability. The Company applies a hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company has no financial assets or liabilities that are remeasured on a recurring basis, and management has not elected the fair value option for any other assets or liabilities.

15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Environmental matters

The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws are major considerations for all PCB manufacturers because metals and other hazardous materials are used in the manufacturing process. The Company, along with any other party who arranges for the disposal of hazardous wastes, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future new or more stringent requirements could be imposed. Management believes it has complied with all applicable environmental laws and regulations. There have been no claims asserted nor is management aware of any unasserted claims for environmental matters, and therefore no accrual for environmental matters was recorded at December 31, 2011 and 2010.

Operating leases

The Company has entered into various operating leases principally for manufacturing facilities, office space, and equipment that expire at various dates through 2016, some of which contain escalating rent provisions. The Company recognizes rent expense using a straight-line method based on total lease payments. Future annual minimum lease payments under all non-cancelable operating leases with initial terms of one year or more, consist of the following at December 31, 2011 (in thousands):

Year Ending December 31,
2012	$2,570
2013	1,720
2014	1,696
2015	1,696
2016	648

Total	$8,330

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $3.2 million, $3.6 million, and $3.5 million, respectively.

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

From time to time the Company is involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages. Management believes as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the Company’s consolidated financial statements.

Indemnification of Directors and Officers

The Company’s certificate of incorporation provides that it will indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Company has also entered into individual indemnity agreements with each of its officers and directors. The Company has obtained liability insurance for its directors and officers with respect to liability arising out of their capacity or status as directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement which are reasonably incurred in connection with such action, suit or proceeding. There was no accrual under these indemnifications recorded at December 31, 2011 and 2010.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
	(in thousands )
Cash payments for:
Income taxes	$268	$330	$1,127
Interest	$548	$740	$98
Acquisition of Coretec Inc.:
Cash consideration	$—	$—	$6,680
Fair value of non-cash tangible assets acquired	—	—	(31,704)
Goodwill	—	—	(2,986)
Liabilities assumed and incurred	—	—	28,890

Cash acquired	$—	$—	$880

Non-cash investing activity:
Adjustment of inventory balance to goodwill relating to acquisition of Coretec	—	$410	—
Adjustment of fixed assets balance to goodwill relating to acquisition of Coretec	—	$268	—
Non-cash financing activity:
Cash dividend declared but unpaid	$2,460	—	—

DDi CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1) (2)	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in thousands )
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$571	$230	$—	$(290)	$511
Year ended December 31, 2010	$1,646	$32	$—	$(1,107)	$571
Year ended December 31, 2009	$1,578	$262	$—	$(194)	$1,646
Deferred Tax Valuation Allowance:
Year ended December 31, 2011	$62,032	$(7,055)	$—	$—	$54,977
Year ended December 31, 2010	$64,267	$(6,777)	$4,542	$—	$62,032
Year ended December 31, 2009	$65,436	$(16,298)	$15,129	$—	$64,267

(1)	For the “Allowance for Doubtful Accounts” account specifically, data includes both amounts charged to general and administrative expense (for bad debts) and as a reduction to revenue (for sales returns and discounts).
(2)	Also includes any applicable opening reserve balances recorded in connection with the acquisition of Coretec on December 31, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Interim Chief Financial Officer and Chief Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011 and, based on that evaluation, have concluded that the disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management evaluated as of December 31, 2011 the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, Grant Thornton LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which appears on page 38 herein.

Inherent Limitations of Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer and Chief Accounting Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2012 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2011, is incorporated herein by reference.

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

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm—Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.3	Amended and Restated Bylaws of DDi Corp.		8-K		3.2	3/15/2011

10.1*	DDi Corp. 2011 Senior Management Bonus Program		10-K	10/31/2010	10.2	3/15/2011

10.2	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.	X

10.3*	Independent Director Compensation Policy		10-K	12/31/2006	10.3	3/12/2007

10.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004

10.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004

10.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004

10.7*	DDi Corp. 2005 Stock Incentive Plan, as Amended		S-8		4.4	11/7/2008

10.8*	Form of Stock Option Agreement under the DDi Corp. 2005 Stock Incentive Plan		8-K		10	12/27/2005

10.9*	Form of Restricted Share Award Agreement under the DDi Corp. 2005 Stock Incentive Plan		8-K		99.2	12/11/2007

10.10*	DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.1	7/29/2011

10.11*	Form of Stock Option Agreement under the DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.2	7/29/2011

10.12*	Form of Restricted Share Award Agreement under the DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.2	7/29/2011

10.13*	Employment Agreement dated April 7, 2008 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/11/2008

10.14*	Employment Agreement dated April 7, 2008 between DDi Corp. and Michael R. Mathews		8-K		99.2	4/11/2008

10.15*	Employment Agreement dated April 7, 2008 between DDi Corp. and Gerald Barnes		8-K		99.3	4/11/2008

10.16*	Employment Letter between DDi Corp. and J. Wayne T. Slomsky dated May 31, 2011.		10-Q	6/30/2011	10.4	7/29/2011

10.17	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K		10.1	9/29/2010

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.18	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K		99.1	3/15/2011

10.19	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.		8-K		10.2	9/29/2010

10.20	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.		8-K		10.3	9/29/2010

10.21	Form of Indemnity Agreement		8-K		10.1	10/25/2010

21.1	Subsidiaries of DDi Corp.	X

23.1	Consent of Grant Thornton LLP	X

31.1†	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2†	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1†	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2†	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement
†	Indicates item is furnished but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules.

The required financial statement schedule, Schedule II — Valuation and Qualifying Accounts, is set forth under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and is hereby incorporated by reference in this Item 15 (c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 17th day of February, 2012.

DDi CORP.

Date: February 17, 2012	By:	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2012		/s/ WAYNE T. SLOMSKY
Wayne T. Slomsky
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of DDi Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIKEL H. WILLIAMS	President, Chief Executive Officer and Director	February 17, 2012
Mikel H. Williams	(Principal Executive Officer)

/s/ WAYNE T. SLOMSKY	Interim Chief Financial Officer and Chief Accounting Officer	February 17, 2012
Wayne T. Slomsky	(Principal Financial Officer and Principal Accounting Officer)

/s/ LLOYD I. MILLER, III	Director	February 17, 2012
Lloyd I. Miller, III

/s/ ROBERT J. AMMAN	Director	February 17, 2012
Robert J. Amman

/s/ JAY B. HUNT	Director	February 17, 2012
Jay B. Hunt

/s/ ANDREW E. LIETZ	Director	February 17, 2012
Andrew E. Lietz

/s/ BRYANT RILEY	Director	February 17, 2012
Bryant Riley

/s/ STEVEN C. SCHLEPP	Director	February 17, 2012
Steven C. Schlepp

/s/ CARL R. VERTUCA, JR.	Director	February 17, 2012
Carl R. Vertuca, Jr.