Form 10-K/A
period 2011-12-31
DDI CORP
filed 2012-04-25
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of April 23, 2012, DDi Corp. had 20,538,737 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DDi CORP.

FORM 10-K/A

EXPLANATORY NOTE

DDi Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2012 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Part III of the Original Filing referred to and incorporated by reference the information for those Items from our definitive proxy statement which was anticipated to be filed with the SEC within 120 days after the end of our 2011 fiscal year. On April 3, 2012, the Company entered into a merger agreement between and among Viasystems Group, Inc. (“Viasystems”) and its wholly owned subsidiary, Victor Merger Sub, Inc. (“Merger Sub”) (the “Merger Agreement”) for Viasystems, through Merger Sub, to acquire the Company (the “Merger”). In the event that the Merger is consummated, we will not be holding an annual meeting of stockholders for the election of directors, and will not be filing a definitive proxy statement regarding such meeting. Accordingly, we are providing in this Amendment No. 1 the Part III Information that otherwise would have been included in such a proxy statement. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are amending and restating Part IV, “Exhibits and Financial Statements,” only to add as exhibits currently dated certifications of the Chief Executive Officer and the Chief Financial Officer.

In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment No. 1, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s subsequent filings with the SEC. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company Board of Directors

The following table sets forth the directors of DDi Corp. and their ages as of April 23, 2012:

Name	Age	Director Since	Principal Occupation, Qualifications and Other Information
Robert J. Amman	74	2003	Mr. Amman is currently an independent consultant. From 2000 to 2002, Mr. Amman was Chairman and Chief Executive Officer of Global TeleSystems, Inc. (“GTS”), a European broadband network services provider. From 1999 to 2000, Mr. Amman served as President and Chief Operating Officer of GTS. Mr. Amman was Chairman, President and Chief Executive Officer of John H. Harland Company, a provider of services to banks, from 1995 to 1998. From 1994 to 1995, he served as Vice Chairman of First Financial Management Corporation. From 1988 to 1994, Mr. Amman served as President and Chief Executive Officer of Western Union Corporation. Mr. Amman is Chairman of the Finance Committee of the Board and a member of the Audit and Nomination and Corporate Governance Committees of the Board.

			Mr. Amman brings to the DDi Board broad executive business experience gained by serving as corporate CEO, President and/or director for more than 30 years, mostly of high-tech companies. He has managed both growth companies and turn-around situations. His corporate finance experience makes him well qualified to serve as Chairman of the Finance Committee.

Jay B. Hunt	72	2003	Mr. Hunt has served as President of The Development Group, a business and financial advisory services firm, since 1993. From 1988 to 1990, he was Executive Vice President, member of the Executive Committee and Director of FM Productions, an entertainment services firm. From 1983 to 1987, he served as Chairman and Chief Executive Officer of FN Realty Services, a specialized financial services company. He is a former member of the Board of Directors of Gentiae Clinical Research, Inc., and a former member of the Board of Advisors of Joie De Vivre Hospitality, an owner or

Name	Age	Director Since	Principal Occupation, Qualifications and Other Information
			manager of 30 hotels and restaurants, and currently is the Chairman and a Director of BMC, Inc., a private company engaged in building materials manufacturing and distribution. He is also a Director and former Chairman of the Board of the Ischemia Research & Education Foundation and a Director of the Indiana University Foundation. Mr. Hunt is the Chairman of the Nomination and Corporate Governance Committee and is a member of the Audit and Compensation Committees of the Board. Mr. Hunt served as Chairman of the Board of Directors of DDi Corp. from December 2003 until May 2010.

			Mr. Hunt has extensive business and management experience. In addition, the industry experience and knowledge of the Company that Mr. Hunt developed through his tenure as Chairman of DDi’s Board of Directors, are of great value to the Board.

Andrew E. Lietz	73	2003	Prior to his retirement in 2009, Mr. Lietz was managing director of Rye Capital Management, LLC from 2000 through 2009, where he managed a portfolio of investments. He was president and chief executive officer of Hadco Corporation, a global manufacturer of electronic interconnect products and services, from 1995 until 2000. Mr. Lietz is currently a director of Amphenol Corporation and Safeguard Scientifics, Inc. and previously served as a director of Omtool Corporation. Mr. Lietz is a member of the Compensation and Nomination and Corporate Governance Committees of the Board.

			Mr. Lietz has more than 40 years of corporate management experience, including strategic planning; operations management; capital markets transactions; debt and equity financings; merger and acquisition transactions; and more than 20 years’ service in public sector activities and on public company boards. In addition, Mr. Lietz’s extensive knowledge of, and experience in, the printed circuit board (“PCB”) industry provides valuable insight to DDi’s Board.

Lloyd I. Miller, III	57	2011

Mr. Miller has served on our Board since March 2011. Mr. Miller is an independent investor and has served on numerous corporate boards of publicly-traded and privately-held companies. Mr. Miller currently serves as a director of Stamps.com, Inc., a provider of Internet-based postage solutions, as well as several privately-held companies.

Mr. Miller’s extensive experience with, and knowledge of, business management, accounting, finance and capital markets, his experience serving on the boards of directors of other companies, and perspective as a significant stockholder are valuable to DDi Board discussions regarding business strategy, accounting and financial issues and cash management.

Bryant R. Riley	45	2007

Mr. Riley has served as Chairman of B. Riley & Co., Inc., a Southern California based brokerage firm he founded, since January 1997. Mr. Riley has also been the managing member of Riley Investment Management since 2001. He currently serves as a director and Chairman of the Board of Alliance Semiconductor Corp., Great American Group and a director of Transworld Entertainment Corporation. Mr. Riley has served as Chairman of the DDi Board since May 2010. Mr. Riley also is a member of the Compensation and Finance Committees of the Board.

Mr. Riley’s financial background, management advisory expertise, experience as a director of public companies and perspective as a significant stockholder, provide important insight to the Board of Directors.

Steven C. Schlepp	55	2005	Mr. Schlepp has served as president of Integrated Executive Services Corporation, a General Business and Private Equity Consulting Firm, since 2002. From 1996 to 2002, Mr. Schlepp served as President and Chief Executive Officer of Multilayer Technology Inc. (Multek), a provider of printed circuit board and backpanel fabrication services. From 1990 until 1996, Mr. Schlepp served as President of Toppan West Incorporated, a wholly-owned subsidiary of Toppan Electronics Ltd. Mr. Schlepp is the Chairman of the Compensation Committee of the Board and is a member of the Nomination and Corporate Governance Committee of the Board.

Name	Age	Director Since	Principal Occupation, Qualifications and Other Information
			Mr. Schlepp’s significant experience as a chief executive in the PCB industry, his extensive merger and acquisition experience in that capacity and his knowledge of the industry’s technological challenges qualify him to serve on the Board of Directors.

Carl R. Vertuca, Jr.	65	2003	Mr. Vertuca has served as president of The Vertuca Group, a venture capital and real estate investment company since 2000. He is also a managing member of the limited liability company that is the general partner of SOB Ventures, a private equity fund. He served as Executive Vice President of Finance and Administration and a board member of The Dii Group, a publicly held PCB provider and contract manufacturing company from 1993 until it was acquired by Flextronics International in 2000. Prior to his tenure at The Dii Group, Mr. Vertuca held various senior level management positions in manufacturing, engineering and finance at IBM Corporation and StorageTek Corporation. Mr. Vertuca is Chairman of the Audit Committee of the Board and is a member of the Finance and Nomination and Corporate Governance Committees of the Board.

			Mr. Vertuca is an experienced financial executive with the skills necessary to serve as DDi’s Audit Committee Chair. He was the Corporate Treasurer for StorageTek and then the CFO and later Executive Vice President of Finance at The Dii Group. In addition to his background in senior finance positions for publicly traded companies, he has extensive industry and mergers and acquisition experience. Mr. Vertuca was responsible for corporate development at The Dii Group. In this function, he completed the acquisition of several PCB companies located in the United States, Germany, Brazil and China. Through this process, he developed a unique international perspective of the PCB Industry.

Mikel H. Williams	55	2005	Mr. Williams has served as President and Chief Executive Officer of the Company since November 2005. From November 2004 to October 2005, Mr. Williams served as Senior Vice President and Chief Financial Officer of the Company. Mr. Williams is a member of the Finance Committee of our Board. Before joining the Company, Mr. Williams served as the sole member of Constellation Management Group, LLC providing strategic, operational and financial/capital advisory consulting services to companies in the telecom, software and high-tech industries from May to November 2004; and as Chief Operating Officer of LNG Holdings, a European telecommunications company where he oversaw the restructuring and sale of the business from June 2002 to December 2003. From November 1996 to June 2001, Mr. Williams held the following executive positions with Global TeleSystems, Inc. and its subsidiaries, a leading telecommunications company providing data and internet services in Europe: Senior Vice President, Ebone Sales from December 2000 through June 2001; President, GTS Broadband Services from August 2000 through November 2000; President, GTS Wholesale Services from January 2000 through July 2000; and prior thereto, Vice President, Finance of Global TeleSystems, Inc. Mr. Williams began his career as a certified public accountant in the State of Maryland working as an auditor for Price Waterhouse. He currently serves as a director for Iteris Inc.

			Mr. Williams’ tenure as Chief Executive Officer and Chief Financial Officer of DDi, his prior leadership experience in companies with international operations and his ability to provide operational and strategic insight to the Board of Directors led the Board of Directors to conclude that he should serve as a director.

CORPORATE GOVERNANCE

Director Independence

Our Corporate Governance Guidelines require that a majority of our directors meet the criteria for independence set forth under applicable securities laws, including the Securities Exchange Act of 1934, as amended, applicable rules and regulations of the SEC and applicable rules and regulations of the NASDAQ Stock Market (“NASDAQ”). The NASDAQ listing standards provide that, in order to be considered independent, our Board of Directors must determine that each member is free of any relationship that would interfere with his individual exercise of independent judgment. Our Board has reviewed the relationships between us, including our subsidiaries and affiliates, and each Board member. In addition, the Board considered various relationship categories including amount of stock ownership, and commercial, industrial, banking, consulting, legal, accounting or auditing, charitable and familial relationships, as well as a range of individual circumstances.

Based on its review, the Board has affirmatively determined that none of Robert J. Amman, Jay B. Hunt, Andrew E. Lietz, Lloyd I. Miller, III, Bryant R. Riley, Steven C. Schlepp and Carl R. Vertuca, Jr. currently has any relationship that would interfere with his exercise of independent judgment and each is “independent” with the foregoing independence standards. Mr. Williams was determined not to be independent based on his service as our Chief Executive Officer.

Our Board has also determined that each member of the Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee, respectively, is “independent” under the applicable listing standards of NASDAQ and, with respect to members of the Audit Committee, the audit committee requirements of the SEC. The Board has determined that Mr. Vertuca is an audit committee financial expert. The Board has further determined that each member of the Compensation Committee is an “outside director” within the meaning of Rule 162(m) of the Internal Revenue Code and is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934. None of the members of these committees is an officer, employee or former employee of the Company or any of our subsidiaries.

Board Meetings

DDi business affairs are managed under the direction of our Board. The Board of Directors held six meetings during the fiscal year ended December 31, 2011 (the “Fiscal Year”) and each director attended at least 75% of the meetings of the board of directors held during the period for which he was a director. Directors are also kept informed of our business through personal meetings and other communications, including telephone contact with our Chief Executive Officer, regarding matters of interest and concern to us and our stockholders.

Executive Sessions

Non-management directors meet regularly in executive sessions without management. “Non-management” directors are all of our Board members who are not officers. It is our Board’s policy that the Chairman of the Board presides over the executive sessions. If not present, a different non-management director is selected by the non-management directors to chair the executive session.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee, Finance Committee and Nomination and Corporate Governance Committee. Each of the committees operates under a written charter adopted by the Board of Directors, which are available at http://www.ddiglobal.com. Copies of the committee charters may be obtained upon request, without charge, by contacting our Corporate Secretary at (714) 688-7200 or by writing to us at DDi Corp., 1220 N. Simon Circle, Anaheim, California 92806, Attn: Corporate Secretary.

Current committee membership and the number of meetings of each committee in 2011 are shown in the table below. Lloyd I. Miller, III is not currently a member of any committee. Each of the incumbent directors who were members of a committee attended at least 75% of the aggregate of the total number of meetings held by each committee of the Board on which he served during the period of fiscal 2011 that he served on such committee.

	Audit	Compensation	Finance	Nomination & Corporate Governance
Robert J. Amman	Member		Chair	Member
Jay B. Hunt	Member	Member		Chair
Andrew E. Lietz		Member		Member
Bryant R. Riley		Member	Member
Steven C. Schlepp		Chair		Member
Carl R. Vertuca, Jr.	Chair		Member	Member
Mikel H. Williams			Member
Number of 2011 Meetings	5	6	5	2

Audit Committee. The Audit Committee provides oversight of the (a) financial reporting process, system of internal controls and audit process of the Company and (b) the Company’s independent registered public accounting firm. The Audit Committee evaluates the performance of the independent registered public accounting firm and makes decisions regarding the selection, retention and, where appropriate, the replacement of the independent registered public accounting firm. The Audit Committee also reviews with management and the Company’s independent registered public accounting firm the Company’s interim and year-end financial statements, and discusses with management and the independent registered public accounting firm any significant accounting and reporting issues and conformance of the Company’s financial statements with applicable accounting and regulatory requirements. The Audit Committee is responsible for recommending to the Board of Directors whether the Company’s audited financial statements should be included in the Company’s annual report on Form 10-K and whether the Company’s interim financial statements should be included in the Company’s quarterly reports on Form 10-Q.

Compensation Committee. The responsibilities of the Compensation Committee include: (a) assisting the Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans; (b) recommending to the Board, with the assistance of the other independent directors on the Board, the compensation, including incentive pay, of the Chief Executive Officer; (c) approving the annual compensation of the other executive officers of the Company; and (d) administering the Company’s incentive compensation and stock based plans, including the DDi Senior Management Bonus Program and determining awards thereunder.

The Chief Executive Officer of the Company works with the Chair of the Compensation Committee to establish the agenda for the Committee and make compensation recommendations for the other executive officers. The Compensation Committee then meets in executive session to discuss the compensation of the Chief Executive Officer. The Chair of the Compensation Committee reports the Committee’s recommendations on executive compensation to the Board.

The Compensation Committee has the sole authority and resources under its charter to obtain advice and assistance from internal or external legal, accounting or other advisors, including any compensation consultant to be used to assist in the evaluation of the Chief Executive Officer or other executive officers and has sole authority to approve the consultant’s fees and other retention terms.

The Compensation Committee may form and delegate authority to subcommittees as it deems appropriate. In addition, under the terms of our stock incentive plans, the Compensation Committee, which acts as the administrator under such plans, may delegate its powers and authority under the stock incentive plan as it deems appropriate to a subcommittee and/or designated officers.

For more information on the processes and procedures followed by the Compensation Committee for the consideration of executive compensation, see Item 11 of this Amendment.

Finance Committee. The responsibilities of the Finance Committee include evaluating and making recommendations to the Board regarding debt and equity financing transactions, other significant financial matters and material strategic transactions.

Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee identifies and recommends candidates for election to the Board of Directors. It advises the Board of Directors on all matters relating to directorship practices, including the criteria for selecting directors, and policies relating to tenure. The Nomination and Corporate Governance Committee also makes recommendations relating to the duties and membership of committees of the Board of Directors, recommends processes to evaluate the performance and contributions of individual directors and the Board of Directors as a whole, and approves procedures designed to provide that adequate orientation and training are provided to new members of the Board of Directors. The Nomination and Corporate Governance Committee also makes recommendations relating to the development of the Company’s corporate governance guidelines.

Corporate Governance

Code of Business Conduct and Ethics and Corporate Governance Guidelines. The Company is committed to having sound corporate governance principles. The Company’s Code of Business Conduct and Ethics, which is applicable to our directors, Chief Executive Officer, Chief Financial Officer and Controller, as well as all of our other employees, is available at http://www.ddiglobal.com. Our Corporate Governance Guidelines can be found at http://www.ddiglobal.com. Copies of each of these documents may be obtained upon request, without charge, by contacting our Corporate Secretary at (714) 688-7200 or by writing to us at DDi Corp., 1220 N. Simon Circle, Anaheim, California 92806, Attn: Corporate Secretary.

Board Leadership Structure. We separate the roles of CEO and Chairman of the Board in recognition of the differences between the two positions. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. Mr. Riley is the current Chairman of the Board.

Risk Management and Oversight Process. Our Board oversees an enterprise-wide approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The Board also regularly reviews information regarding areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. A fundamental part of risk management is not only understanding the risks that a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy. Finally, the Company’s Nomination and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. Our Board is advised by the committees of significant risks and management’s response by periodic updates.

Risk Considerations in our Compensation Program. The Board of Directors has assessed our compensation policies and practices to determine whether any risks arising from those policies and practices are reasonably likely to have a material adverse effect on us. The Board concluded that our compensation policies do not create such risks. Moreover, the Board also concluded that our compensation does not encourage excessive or inappropriate risk taking for the following reasons:

•

We structure our pay to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income regardless of DDi’s stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) portions of compensation are designed to reward both short- and long-term corporate performance. For short-term performance, our cash bonus is awarded based on annual adjusted net EBITDA targets and performance with respect to personal objectives. For long-term performance, our stock option awards generally vest over three years and are only valuable if our stock price increases over time. We feel that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•

Because adjusted net EBITDA is the performance measure for determining incentive payments, we believe our executives are encouraged to take a balanced approach that focuses on corporate profitability, rather than other measures such as revenue targets, which may incentivize management to drive sales levels without regard to cost structure. If we are not profitable at a reasonable level, there are no payouts under the bonus program.

•

We cap our cash bonuses, which we believe also mitigates excessive risk taking. Even if the company dramatically exceeds its adjusted net EBITDA target, bonus payouts are limited. Conversely, we have floors on the adjusted net EBITDA target so that profitability at a certain level (as approved by the Compensation Committee) does not permit bonus payouts.

•

We believe that our focus on adjusted net EBITDA (through our cash bonus program) and stock price performance (through our equity compensation program) provides a check on excessive risk taking. That is, even if our executives could inappropriately increase adjusted net EBITDA by excessive expense reductions or by abandoning less profitable revenue sources, this would be detrimental to the Company in the long run and could ultimately harm our stock price and the value of their equity awards. Likewise, if our executives were to add revenue sources at low margins in order to generate a higher growth company multiple and increased stock prices, it could decrease adjusted net EBITDA and the value of their cash bonus payments.

•	Our bonus program has been structured around adjusted net EBITDA for many years, and we have seen no evidence that it encourages unnecessary or excessive risk taking.

Director Nomination Process. The Nomination and Corporate Governance Committee is responsible for identifying and evaluating candidates for Board membership and recommending qualified candidates for election as directors, including the slate that our Board proposes for election by our stockholders at the Annual Meeting. The Nomination and Corporate Governance Committee evaluates all candidates selected for consideration, including incumbent directors and nominees recommended by stockholders, based on the same criteria as described below. After such evaluation, the candidates are then approved by the Nomination and Corporate Governance Committee. After such approval, the Nomination and Corporate Governance Committee seeks final Board approval of the director candidates.

While the Nomination and Corporate Governance Committee does not have any specific minimum qualifications for director candidates, the Nomination and Corporate Governance Committee may take into consideration such factors and criteria as it deems appropriate in evaluating a candidate, including his or her judgment, skill, integrity and business or other experience. The Nominating and Corporate Governance Committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge, corporate governance and global markets. When the Committee reviews a potential new candidate, the Committee looks specifically at the candidate’s qualifications in light of the needs of the Board and the Company at that time, given the then current mix of director attributes.

Candidates may come to the attention of the Nomination and Corporate Governance Committee through current Board members, professional search firms, stockholders or other persons. The Nomination and Corporate Governance Committee will consider nominees recommended by stockholders. Any stockholder who wishes to recommend a prospective nominee to serve on the Board of Directors for consideration by the Nomination and Corporate Governance Committee may do so by providing the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: DDi Corp., 1220 N. Simon Circle, Anaheim, California 92806, Attn: Corporate Secretary.

Communications with the Board. You may send communications to the Board of Directors, to the non-management members of the Board or to an individual Board member by directing an e-mail to directors@ddiglobal.com or by sending a letter to DDi Corp., 1220 N. Simon Circle, Anaheim, California 92806, Attn: Corporate Secretary. The Corporate Secretary will forward these communications to the intended recipients. Unsolicited advertisements or invitations to conferences or promotional materials may not be forwarded to Directors, in the discretion of the Corporate Secretary.

Director Attendance at Annual Stockholder Meetings. Under the Company’s Corporate Governance Guidelines, the Directors are expected to attend annual meetings of the Company’s stockholders. All of the Directors attended the 2011 annual meeting of stockholders in person, with the exception of Mr. Miller, who attended the meeting telephonically.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the organizational meeting of the board of directors, which follows the annual meeting of stockholders, and at other board of directors meetings, as appropriate. Executive officers serve at the discretion of the board of directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer. The following table sets forth the executive officers of DDi Corp., their ages as of April 23, 2012, and the positions currently held by each person:

Name	Age	Position
Mikel H. Williams*	55	President, Chief Executive Officer and Director
Wayne T. Slomsky	46	Chief Financial Officer and Chief Accounting Officer
Michael R. Mathews	51	Senior Vice President and Chief Operations Officer
Gerald P. Barnes	53	Senior Vice President — Sales

*	For information concerning Mr. Williams, see “The Company Board of Directors” above.

Wayne T. Slomsky has served as Chief Financial Officer and Chief Accounting Officer of the Company since March 2012. Mr. Slomsky has served as Chief Accounting Officer of the Company since May 2011 and served as Interim Chief Financial Officer from October 2011 until he was appointed Chief Financial Officer in March 2012. Before joining the Company, from July 2010 to May 2011, Mr. Slomsky served as Senior Vice President of Finance for Power Balance, LLC, a privately-held company that develops, markets and sells wearable performance technology consumer goods. From September 2007 to June 2010, Mr. Slomsky served as Vice President and Corporate Controller for Dot Hill Systems Corp., a publicly traded storage server provider. From November 2004 to September 2007, he served as Americas and Asia Regional Controller of Powerwave Technologies, Inc., a publicly traded end-to-end wireless provider. Mr. Slomsky was also Corporate Controller of Lantronix, Inc., a publicly traded device server technology provider, from November 2000 to November 2004. Mr. Slomsky began his career as a certified public accountant in the State of California working as an auditor for over eight years with two of the big four accounting firms. Mr. Slomsky holds a Bachelor of Science degree in Accounting from Rutgers University.

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

Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, we believe that during 2011, all executive officers, directors and greater-than-ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

Item 11.	Executive Compensation.

Compensation Discussion and Analysis for Named Executive Officers

The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s named executive officers, which consist of our President and Chief Executive Officer, our Chief Financial Officer, our Senior Vice President and Chief Operations Officer, our Senior Vice President – Sales and our Former Chief Financial Officer.

Objectives of Compensation Program

The primary objective of the Company’s compensation program, including our executive compensation program, is to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. To that end, the Company’s compensation practices are intended to:

•	provide overall compensation (assuming that targeted levels of performance are achieved) that is generally in line with the median compensation of similarly situated companies;

•	tie total compensation to Company performance and individual performance in achieving financial and non-financial objectives; and

•	closely align senior management’s interests with stockholders’ interests through long-term equity incentive compensation.

How the Compensation Committee Determines the Forms and Amounts of Compensation

The Compensation Committee structures our compensation programs and establishes compensation levels for our executive and senior officers. The Compensation Committee annually determines the compensation levels for our executive officers by considering several factors, including competitive market data, each executive officer’s roles and responsibilities, how the executive officer is performing those responsibilities and our historical financial performance.

The Compensation Committee considers the recommendations from Mikel Williams, our Chief Executive Officer, in determining executive compensation. In making his recommendations, Mr. Williams receives input from our Human Resources Department.

The Compensation Committee makes all decisions for the total direct compensation – that is, base salary, cash incentive awards under the Company’s incentive bonus plan and stock-based awards – of the Company’s executive officers and other members of the Company’s senior management team, including the named executive officers. Independent board members who are not members of the Compensation Committee also participate in Committee deliberations regarding executive compensation.

The Compensation Committee also engages independent compensation consultants from time to time to assist the Compensation Committee in its duties, including providing advice regarding industry trends relating to the form and amount of compensation provided to executives by companies with which we compete for executive talent and other similarly situated companies. Neither the Compensation Committee nor management retained a compensation consultant during 2011.

The Compensation Committee compares the levels and elements of compensation that the Company provides to its named executive officers with the levels and elements of compensation provided to their counterparts in the market. The Compensation Committee uses this aggregate of comparison data as a guideline in its review and determination of base salaries, Company performance and individual performance targets under our annual bonus programs and long-term equity incentive awards.

The Compensation Committee also annually reviews and approves corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives, and determines the Chief Executive Officer’s compensation levels based on this evaluation. In determining the long-term incentive component of the Chief Executive Officer’s compensation, the Committee considers corporate performance, the impact of incentive awards on the Chief Executive Officer’s total compensation and the awards given to the Chief Executive Officer in past years. For the other named executive officers, the Compensation Committee receives a performance assessment and compensation recommendation from the Chief Executive Officer and also exercises its judgment based on the Board’s interactions with the named executive officers. As with the Chief Executive Officer, the performance evaluation of these executives is based on achievement of pre-agreed objectives by the executive, his or her contributions to the Company’s performance and other leadership accomplishments.

The Compensation Committee carefully considered the Company stockholders’ 2011 advisory say-on-pay voting results. In 2011, the Company’s stockholders voted 97% percent in favor of the Company’s executive compensation practices, as disclosed in the Company’s proxy statement relating to the 2011 annual meeting of stockholders. Having considered the strongly positive vote from stockholders on the 2011 say-on-pay advisory resolution, we will maintain our current compensation approach. We will also continue to monitor our program in light of future annual votes on say-on-pay advisory resolutions.

DDi’s 2011 Performance

DDi is a leading provider of time-critical, technologically advanced electronic interconnect design, engineering and manufacturing services. During 2011 the overall economy, both globally and in the U.S., continued to face challenges, and as a result the PCB industry as a whole also saw a decrease in demand. We experienced a 1.6% decrease in sales compared to 2010. Likewise, our gross profit declined slightly compared to 2010 with gross margins of 21.7% in 2011 compared to 22.2% in 2010. Despite the lower sales and gross margin, we were able to increase our net income by 5.3% to $21.8 million in 2011 compared to $20.7 million in 2010. This increase in net income was accomplished by a concerted effort to reduce operating expenses across the organization. The Company also increased its cash position during 2011, while paying four quarterly dividends of $0.10 per share and significantly investing in our business.

Components of Executive Compensation

The elements of the Company’s compensation program are base salaries, bonus compensation based upon incentive goals and objectives and stock-based equity awards. Our compensation program is designed to balance our need to provide our named executive officers with incentives to achieve our short- and long-term performance goals with the need to pay competitive base salaries. There is no pre-established policy for allocating between cash and non-cash or short-term or long-term compensation. Each named executive officer’s current and prior compensation is considered in setting future compensation.

Base Salaries

Base salary is the guaranteed element of employees’ annual cash compensation. Base salaries are generally based on relative responsibility and are targeted to provide competitive guaranteed cash compensation. The value of base salary reflects the employee’s long-term performance, skill set and the market value of that skill set. Base salaries for our named executive officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. The Company does not apply specific formulas to determine increases. In setting base salaries, the Compensation Committee considers the following factors:

•	The Company’s overall financial condition;

•	Internal relativity, meaning the relative pay differences for different job levels;

•	Individual performance;

•	Overall economic conditions and market factors; and

•	Consideration of the mix of overall compensation.

The base salaries for the named executive officers remained at their 2010 level for 2011. These decisions were based upon a review of salary history, internal relativity, the development of business and individual performance evaluations, as well as consideration of overall conditions of the general economy. In March 2012, Mr. Slomsky’s base salary was increased from $200,000 to $225,000 in connection with his appointment as the Chief Financial Officer of the Company.

Cash Incentive Bonuses

The Company believes that as an employee’s level of responsibility increases, a greater portion of the individual’s cash compensation should be variable and linked to both quantitative and qualitative expectations, including key financial, operational and strategic metrics. To that end, the Company has established an annual cash bonus program in order to align employees’ goals with the Company’s financial, strategic and tactical objectives for the current year.

Senior Management Bonus Program for 2011

For 2011, the Compensation Committee established the Senior Management Bonus Program for the year ended December 31, 2011 (the “2011 Bonus Program”). Under the 2011 Bonus Program, bonus target amounts, expressed as a percentage of base salary, were established for participants at the beginning of the year. Bonus payouts for the year were then determined by (a) the achievement by the Company of certain financial goals/targets set forth in the Company’s annual budget related to the Company’s EBITDA from the Company’s consolidated operations, including the total amount of expense accrued for bonus payments awarded under the 2011 Bonus Program and certain other adjustments (“Net Adjusted EBITDA”); and (b) each participating employee meeting pre-established annual personal objectives. Satisfactory individual performance is a condition to payment. The 2011 Bonus Program also provided the Compensation Committee with discretion to grant discretionary bonuses to participants, including the named executive officers, based upon individual performance or the occurrence of events that the Compensation Committee considers extraordinary. No discretionary bonuses were awarded under the 2011 Bonus Program.

The Compensation Committee considered the following when establishing the awards for 2011:

•

Bonus Targets. Target bonuses are expressed as a percentage of the participant’s base salary earned during the plan year, and consist of two components – a corporate portion based on the achievement by the Company of 100% of its Net Adjusted EBITDA target for the plan year, and a personal portion based on the achievement by the participant of annual personal objectives during the year. Bonus targets, and the proportion of the incentive based on corporate and personal performance, were based on job responsibilities and internal relativity. The Compensation Committee’s objective was to set bonus targets such that total annual cash compensation was within the broad middle range of peer group companies and a substantial portion of that compensation was linked to Company performance. Consistent with the Company’s executive compensation policy, individuals with greater job responsibilities had a greater proportion of their total cash compensation tied to Company performance in the 2011 Bonus Program. The schedule below shows the award guidelines for the 2011 awards for named executive officers as a percentage of 2011 base salary:

		Target Bonus		Incentive Mix
Name	2011 Base Salary (1)	% of Salary	Dollars	Company	Personal	2011 Bonus Paid (2)
Mikel H. Williams	$450,000	100%	$450,000	70%	30%	$291,600
Wayne T. Slomsky (3)	$200,000	25%	$50,000	50%	50%	$20,988
Michael R. Mathews	$300,000	50%	$150,000	50%	50%	$108,000
Gerald P. Barnes (4)	$250,000	80%	$200,000	50%	50%	$107,462
J. Michael Dodson (5)	$300,000	50%	$150,000	70%	30%	—

(1)	Reflects base salaries as of December 31, 2011.
(2)	Reflects bonuses paid in 2012 based upon corporate and personal performance during 2011.
(3)	Mr. Slomsky became the Company’s Chief Accounting Officer in May 2011. He became Interim Chief Financial Officer on October 4, 2011 and Chief Financial Officer on March 6, 2012. Mr. Slomsky’s bonus for 2011 was pro-rated based on the portion of the year that he was employed by the Company.
(4)	Mr. Barnes’ personal incentive compensation for 2011 was administered monthly based upon the Company’s performance against its sales bookings objectives.
(5)	Mr. Dodson, who served as Chief Financial Officer until October 4, 2011, was not entitled to any payments under the 2011 Bonus Program due to his voluntary resignation from the Company.

•

Company performance measures. For all participants in the 2011 Bonus Program, including the named executive officers, the Compensation Committee established the 2011 Company performance measure based upon Net Adjusted EBITDA; this measure was determined in December 2010. The Compensation Committee believed that this performance measure would encourage employees to focus on improving both top-line sales and bottom-line earnings. Under the 2011 Bonus Program formula, payouts could range from zero to 150% of target depending on the Company’s performance. The bonuses earned by the named executive officers for 2011 relating to corporate performance were 54% of target as a result of achieving 76% of the Net Adjusted EBITDA target for 2011.

•

Personal performance measures. For all participants in the 2011 Bonus Program, including the named executive officers, a portion of incentive awards are based on achievement of personal performance objectives. For the named executive officers, these individual performance objectives relate to the specific areas of responsibility for each named executive officer, as well as overall leadership and ethics criteria. Each objective was assigned a specific percentage weight at the commencement of the 2011 Bonus Program. In establishing the performance objectives of the named executive officers, the Chief Executive Officer made recommendations, which were approved by the Compensation Committee. For purposes of determining whether our named executive officers met each of the individual goals and objectives assigned to them, the Compensation Committee met with our Chief Executive Officer and then the Committee deliberated alone without the Chief Executive Officer present. The Company was required to achieve a minimum threshold of 65% of Net Adjusted EBITDA performance before any payments would be made on the personal objective incentives.

Senior Management Bonus Program for 2012

In March 2012, the Compensation Committee adopted the Senior Management Bonus Program for the fiscal year ending December 31, 2012 (the “2012 Bonus Program”). Selected employees, including all of the Company’s executive officers, are eligible to participate in the 2012 Bonus Program. Each participant in the 2012 Bonus Program has been assigned a target annual cash bonus. Participants may earn their bonuses based on (a) the achievement by the Company relative to its Net Adjusted EBITDA target for 2012; and (b) each participating employee meeting pre-established personal objectives. Target bonuses for 2012 are generally in line with the percentages of base salary and the corporate-personal mixes that were in effect for 2011. Based upon the Company’s 2011 performance and market forecasts, the Compensation Committee decreased the 2012 corporate performance target of Net Adjusted EBITDA as compared to the target for 2011. The Committee also modified the bonus payout schedule with respect to the achievement thresholds for bonus percentage payouts to reflect the change in the Net Adjusted EBITDA target. The Net Adjusted EBITDA target was set at a level that the Compensation Committee believes to be achievable with meaningful corporate financial performance improvement. Under the 2012 Bonus Program, the Company must achieve 100% of the Net Adjusted EBITDA target for employees to be entitled to a 100% target payout for Net Adjusted EBITDA performance. As illustrated in the table below, if less than 80% of the Net Adjusted EBITDA target is achieved, then no bonus is paid. Between 80% and 125% achievement of the Net Adjusted EBITDA target, the bonus payout for corporate performance ranges from 20% to 150% and the bonus payout for personal performance ranges from 80% to 100% of the targeted amount, assuming the employee meets the pre-established personal objectives. The maximum payout for Net Adjusted EBITDA performance is 150%. The following table illustrates the payout schedule under the 2012 Bonus Program:

EBITDA	Perentage Bonus Payout		EBITDA	Perentage Bonus Payout
Performance	Corporate	Personal	Performance	Corporate	Personal
(% EBITDA Target)	(% Payout)	(% Max Payout, Assuming Personal Objectives Met)	(% EBITDA Target)	(% Payout)	(% Max Payout, Assuming Personal Objectives Met)
< 80%	—	—	101%	102%	100%
80%	20%	80%	102%	104%	100%
81%	24%	81%	103%	106%	100%
82%	28%	82%	104%	108%	100%
83%	32%	83%	105%	110%	100%
84%	36%	84%	106%	112%	100%
85%	40%	85%	107%	114%	100%
86%	44%	86%	108%	116%	100%
87%	48%	87%	109%	118%	100%
88%	52%	88%	110%	120%	100%
89%	56%	89%	111%	122%	100%
90%	60%	90%	112%	124%	100%
91%	64%	91%	113%	126%	100%
92%	68%	92%	114%	128%	100%
93%	72%	93%	115%	130%	100%
94%	76%	94%	116%	132%	100%
95%	80%	95%	117%	134%	100%
96%	84%	96%	118%	136%	100%
97%	88%	97%	119%	138%	100%
98%	92%	98%	120%	140%	100%
99%	96%	99%	121%	142%	100%
100%	100%	100%	122%	144%	100%
			123%	146%	100%
			124%	148%	100%
			125%	150%	100%
			> 125%	150%	100%

The Compensation Committee believes the adjusted payout schedule is appropriate in light of the increase in the Net Adjusted EBITDA target for 2012, as compared to 2011. The 2012 Bonus Program provides the Compensation Committee with discretion to grant additional discretionary bonuses to participants, including the Company’s named executive officers, in the event that the Company achieves Net Adjusted EBITDA of 126% or more of the Company’s target. The 2012 Bonus

Program also provides the Compensation Committee with discretion to grant discretionary bonuses to participants, including the named executive officers, based upon individual performance or the occurrence of events that the Compensation Committee considers extraordinary.

In April 2012, the 2012 Bonus Program was amended to clarify the calculation and payment of bonuses upon the completion of a change in control transaction. Under the 2012 Bonus Program, as amended, upon a change in control: (a) the bonus measurement period for purposes of calculating performance will terminate as of the effective time of the change in control transaction; (b) the amount of any bonus under the 2012 Bonus Program will be calculated based upon performance results through the effective time of the change in control transaction; and (c) the amount of any bonuses paid will be equal to the pro rata portion of the bonus so calculated attributable to the period from January 1, 2012 to the effective time of the change in control transaction (but guaranteed in no event to be less than 50% of the annual target bonus). Payments of bonuses will be made as follows after the consummation of a change in control transaction: (a) distributions of bonuses will be made in the first quarter of 2013 for employees who continue to be employed by the Company or its successor at such time; and (b) distributions of bonuses will be made as soon as practicable following an employee’s termination date if a the employee is terminated without cause or resigns voluntarily for good reason.

The schedule below shows the award guidelines for the 2012 awards for the named executive officers:

		Target Bonus		Incentive Mix
Name	2012 Base Salary	% of Salary	Dollars	Company	Personal
Mikel H. Williams	$450,000	100%	$450,000	70%	30%
Wayne T. Slomsky	$225,000	35%	$78,750	50%	50%
Michael R. Mathews	$300,000	50%	$150,000	60%	40%
Gerald P. Barnes (1)	$250,000	80%	$200,000	50%	50%

(1)	Mr. Barnes’ personal performance objectives are based on the Company’s performance against its sales bookings objectives and not subject to Net Adjusted EBITDA targets. Mr. Barnes’ performance against these objectives are calculated and paid in monthly installments.

Long-Term Incentives

Long-term incentive awards are a key element of the Company’s total compensation package for the named executive officers. We also have adopted an equity incentive approach intended to reward longer-term performance and to help align the interest of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plans have been established to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our equity incentive plans have provided the principal method for our named executive officers to acquire equity interests in the Company.

The size and terms of the awards for an individual recipient will depend upon the level of responsibility of the recipient; the expected future contributions to the growth and development of the Company; the value of past service; and the number of options and restricted shares owned by other executives in comparable positions within the Company. The Company’s 2011 Stock Incentive Plan provides for a variety of long-term awards including stock options, restricted stock, restricted share units and performance awards.

Restricted Share Awards and Stock Options

The Compensation Committee continually evaluates its equity compensation program to determine whether to issue either restricted share awards, stock options or a combination thereof. In making such determinations, the Compensation Committee considers the accounting treatment, and the number of shares available for grant under the Company’s equity incentive plan and the potential dilutive impact on the Company’s stockholders.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The grant date is established when the Compensation Committee approves the grant and all key terms have been determined. The exercise price of stock option grants is set at the fair market value on the date of grant, which is the closing price on the NASDAQ Stock Market. Under the stockholder-approved 2011 Stock Incentive Plan, the Company may not grant stock options at a discount to the fair market value or reduce the exercise price of outstanding options, except with the approval of the stockholders or except in the case of a stock split or other similar event. The Company does not grant stock options with “reload” features and it does not loan funds to employees to enable them to exercise stock options.

Stock options are generally granted at regularly-scheduled meetings of the Compensation Committee that coincide with the Company’s regular Board Meetings. On occasion, the Compensation Committee has granted options between regularly scheduled meetings to provide stock options to newly-hired executives and executives receiving a promotion. The Company is continuing to work to eliminate “off cycle” grants to the extent possible.

Perquisites and Other Benefits

The Company does not provide significant perquisites or personal benefits to our named executive officers, except that all of the named executive officers receive car allowances. The costs associated with these benefits for named executive officers are included in the Other Compensation column of the Summary Compensation Table.

Employment and Severance Agreements

Each of the named executive officers, as well as certain other key employees, is a party to an employment agreement with the Company. A description of the terms of the agreements with the named executive officers can be found under the caption “Employment Contracts and Termination of Employment and Change of Control Arrangements.” The principal purpose of the employment agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits, as well as certain severance benefits.

The employment agreements are intended to preserve employee morale and productivity and encourage retention. They are also intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment.

Financial Restatements

Our Compensation Committee does not have an established practice regarding the adjustment or recovery of awards or payment if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment previously made. The Compensation Committee will determine whether to seek recovery of incentive compensation in the event of a financial restatement or similar event based on the facts and circumstances surrounding a financial restatement or similar event, should one occur. Among the key factors that the Compensation Committee will consider is whether the executive officer engaged in fraud or willful misconduct that resulted in the need for a restatement.

In addition, individual performance objectives for executive officers under our 2011 or 2012 Bonus Programs include compliance with laws and Company policies and procedures. As a result, an executive’s bonus may be adversely affected to the extent a financial restatement or similar event involved a violation of law or Company policy.

The Impact of Favorable Tax Treatment on Compensation Program Design

Favorable accounting and tax treatment of the various elements of our compensation programs is an important consideration in their design; however, it is not the sole consideration.

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a company of annual compensation in excess of $1,000,000 paid to our Chief Executive Officer and any of our three other most highly compensated executive officers. However, performance-based compensation that has been approved by our stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon the attainment of pre-established, objective performance goals and the committee of the Board that establishes such goals consists only of “outside directors.” All of the members of the Compensation Committee qualify as outside directors. Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of our Common Stock on the date of grant, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period. Stock option grants under the Company’s 2005 Stock Incentive Plan and the 2011 Stock Incentive Plan are intended to meet the criteria of Section 162(m) of the Internal Revenue Code.

The Compensation Committee considers the anticipated tax treatment to the Company and to our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some of the compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the Compensation Committee’s control, also can affect the deductibility of compensation.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers that is not fully deductible if it determines that such award is consistent with its philosophy and is in our stockholders’ best interest, such as time-vested grants of restricted stock. Although the Company’s 2011 Bonus Program and 2012 Bonus Program have not been designed to provide for the deductibility of bonus compensation to covered employees, the Company’s 2005 Stock Incentive Plan and the 2011 Stock Incentive Plan have been designed to provide for the deductibility of compensation to the covered employees for the incentive awards under that Plan.

Stock Ownership Requirements

The Board has historically encouraged its members and members of senior management to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, neither the Board nor the Compensation Committee has established stock ownership guidelines for members of the Board or the executive officers of the Company.

Securities Trading Policy/Hedging Prohibition

Officers and other employees may not engage in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price) and hedging transactions, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider trading rules.

Compensation Committee Interlocks and Insider Participation

In 2011, our Compensation Committee consisted of Jay B. Hunt, Andrew E. Lietz, Steven C. Schlepp and Bryant R. Riley. No member of the Compensation Committee is a current, or during 2011 was a former, officer or employee of the Company or any of its subsidiaries. During 2011, no member of the Compensation Committee has a current or prior relationship that must be described under the SEC rules relating to disclosure of related party transactions. In 2011, none of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or the Compensation Committee.

Compensation Committee Report

The Compensation Committee, comprised of a majority of independent directors, reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

COMPENSATION COMMITTEE,

Jay B. Hunt

Andrew E. Lietz

Bryant R. Riley

Steven C. Schlepp (Chair)

Summary Compensation Table

The following table summarizes compensation of our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and our two most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer during 2011 who were the only other individuals serving as executive officers at the end of 2011 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
Mikel H. Williams	2011	450,000	—	—	307,116	291,600	(3)	20,388	(4)	1,069,104
President & Chief	2010	432,692	—	—	109,012	456,094	(5)	21,556	(6)	1,019,354
Executive Officer	2009	375,000	—	—	—	217,500	(7)	10,000	(8)	602,500
Wayne T. Slomsky (9)	2011	110,769	—	—	39,288	20,998	(3)	—		171,055
Chief Financial Officer &
Chief Accounting Officer
Michael R. Mathews	2011	300,000	—	—	127,965	108,000	(3)	15,209	(10)	551,175
Senior Vice President &	2010	294,231	—	—	58,699	144,448	(5)	15,845	(11)	513,223
Chief Operations Officer	2009	275,000	—	—	—	85,938	(7)	44,421	(12)	405,359
Gerald P. Barnes	2011	250,000	—	—	127,965	107,462	(3)	17,909	(13)	503,336
Senior Vice President - Sales	2010	250,000	—	—	58,699	276,114	(5)	18,545	(14)	603,358
	2009	250,000	—	—	—	55,198	(7)	11,700	(15)	316,898
J. Michael Dodson (9)	2011	238,846	—	—	89,576	—		59,639	(16)	388,061
Former Chief Financial Officer	2010	273,462	—	112,000	120,600	148,609	(5)	66,521	(17)	721,192

(1)	Reflects the grant date fair value of stock options granted in the applicable year, calculated in accordance with FASB ASC Topic 718. Additional information related to the calculation of the compensation cost is set forth in Note 9 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Under the rules of the SEC, the Company is required to identify by type all perquisites and other personal benefits for a named executive officer only if the total value for that individual equals or exceeds $10,000, and to quantify each perquisite or personal benefit only if the value thereof exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for that individual.
(3)	Amounts represent bonus payments earned for 2011 performance under the 2011 Senior Management Bonus Program, which were paid in March 2012, with the exception of Mr. Barnes’ personal incentive compensation, which was administered monthly based upon the Company’s performance against sales bookings objectives.
(4)	Amount for 2011 represents an automobile allowance of $9,000 plus $11,388 representing the value on the dividend payment date of restricted share unit (“RSU”) dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.
(5)	Amounts represent bonus payments earned for 2010 performance under the 2010 Senior Management Bonus Program, which were paid in February 2011, with the exception of Mr. Barnes’ personal incentive compensation, which was administered monthly based upon the Company’s performance against sales bookings objectives.
(6)	Amount for 2010 represents an automobile allowance of $9,000 plus $12,556 representing the value on the dividend payment date of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.
(7)	Amounts represent bonus payments earned for 2009 performance under the 2009 Senior Management Bonus Program, which were paid in March 2010, with the exception of Mr. Barnes’ personal incentive compensation, which was administered monthly based upon the Company’s performance against sales bookings objectives.
(8)	Amount for 2009 represents an automobile allowance of $9,000 and a cash service award of $1,000.
(9)	Mr. Dodson served as the Company’s Chief Financial Officer until October 4, 2011. Mr. Slomsky joined the Company on May 31, 2011 as Chief Accounting Officer, became Interim Chief Financial Officer beginning on October 4, 2011, and became Chief Financial Officer beginning on March 7, 2012.
(10)	Amount for 2011 represents an automobile allowance of $9,000 plus 6,209 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.
(11)	Amount for 2010 represents an automobile allowance of $9,000 plus $6,845 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.

(12)	Amount for 2009 represents an automobile allowance of $9,000 and reimbursement of relocation expenses of $35,421.
(13)	Amount for 2011 represents an automobile allowance of $10,200, reimbursement of home office expenses of $1,500 plus $6,209 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.
(14)	Amount for 2010 represents an automobile allowance of $10,200, reimbursement of home office expenses of $1,500 plus $6,845 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock.
(15)	Amount represents an automobile allowance of $10,200 plus reimbursement of home office expenses of $1,500 paid to Mr. Barnes in 2009.
(16)	Amount for 2011 represents an automobile allowance of $6,750, $5,159 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock, plus a temporary housing allowance of $47,731.
(17)	Amount for 2010 represents an automobile allowance of $8,500, $5,555 representing the value of RSU dividend equivalents with respect to the payment of cash dividends on the Company’s Common Stock, plus a temporary housing allowance of $52,466.

With respect to dividend equivalents described in footnotes (4), (6), (10), (11), (13), (14), (16) and (17), dividend equivalents are paid by adjusting the number of shares issuable upon vesting of outstanding restricted share units. The number of additional shares is determined based on the amount of cash dividends paid with respect to the number of shares of Common Stock underlying the RSUs divided by the Company’s closing stock price on the cash dividend payment date.

Grants of Plan-Based Awards

The table below sets forth information on grants of options, stock awards and other plan-based awards to the named executive officers in 2011. Grants in the table below do not reflect awards under the 2012 Senior Management Bonus Program, which was adopted in March 2012.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(2)	Underlying Option (#)	Awards ($/share)	Option Awards ($)
Mr. Williams	5/17/2011		—	—	—	—	—	—	—	120,000	$8.88	$307,116
Mr. Slomsky	5/31/2011		—	—	—	—	—	—	—	15,000	$9.12	$39,288
	5/31/2011	(1)	14,375	25,000	31,250	—	—	—	—	—	—	—
Mr. Mathews	5/17/2011		—	—	—	—	—	—	—	50,000	$8.88	$127,965
Mr. Barnes	5/17/2011		—	—	—	—	—	—	—	50,000	$8.88	$127,965
Mr. Dodson	5/17/2011		—	—	—	—	—	—	—	35,000	$8.88	$89,576

(1)	Reflects the range of payouts targeted for 2011 performance under the 2011 Senior Management Bonus Program as described in the section titled “Cash Incentive Bonuses” in the Compensation Discussion and Analysis, assuming 100% achievement of personal objectives. The range of payouts indicated are prorated based upon Mr. Slomsky’s hire date of May 31, 2011. Under the 2011 Bonus Program, the Company must achieve 100% of the Net Adjusted EBITDA target for employees to be entitled to a 100% target payout for Net Adjusted EBITDA performance. Bonus payments were made in March 2012 for 2011 performance under the 2011 Senior Management Bonus Program and are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by the named executive officers as of December 31, 2011:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have not	Equity incentive Plan Awards: Number of unearned shares, units or other rights that have not	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not
Name	Exercisable	Unexercisable (1)	Options	Price (2)	Date	vested (#)	vested ($)	vested (#)	vested ($)
Mr. Williams	35,714	—	—	$27.16	11/15/2014	—	—	—	—
	214,286	—	—	$5.67	12/20/2015	—	—	—	—
	236,000	—	—	$7.79	5/10/2016	—	—	—	—
	120,000	—	—	$7.76	10/17/2016	—	—	—	—
	21,666	43,334	—	$4.65	1/14/2020	—	—	—	—
	—	120,000	—	$8.88	5/17/2021	—	—	—	—
Mr. Slomsky	—	15,000	—	$9.12	5/31/2021	—	—	—	—
Mr. Mathews	30,000	—	—	$7.44	2/28/2016	—	—	—	—
	38,095	—	—	$7.76	10/17/2016	—	—	—	—
	30,000	—	—	$6.73	2/26/2017	—	—	—	—
	11,666	23,334	—	$4.65	1/14/2020	—	—	—	—
	—	50,000	—	$8.88	5/17/2021	—	—	—	—
Mr. Barnes	60,000	—	—	$6.73	2/26/2017	—	—	—	—
	11,666	23,334	—	$4.65	1/14/2020	—	—	—	—
	—	50,000	—	$8.88	5/17/2021	—	—	—	—
Mr. Dodson	—	—	—	—	—	—	—	—	—

(1)	Stock options within each grant vest incrementally at a rate of one-third per year, with full vesting at the end of three years.
(2)	The exercise price for stock options is determined based on the closing market price of the Common Stock on the grant date.

Option Exercises and Stock Vested

The following table sets forth information concerning value realized by each of the named executive officers upon the exercise of stock options and the vesting of restricted stock awards during 2011:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (# )	Value Realized on Exercise ($ )	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Mr. Williams	—	—	38,864	$357,160
Mr. Slomsky	—	—	—	—
Mr. Mathews	—	—	21,198	$194,810
Mr. Barnes	—	—	21,198	$194,810
Mr. Dodson	25,000	117,750	8,540	$97,527

(1)	Amounts in this column include additional RSUs issued in conjunction with cash dividends paid during the fiscal year, as well as RSUs and restricted shares that were surrendered to the Company in satisfaction of employment tax withholdings.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Employment Agreements with Mikel H. Williams, Michael R. Mathews and Gerald P. Barnes

The Company currently has employment agreements with the following named executive officers: Mikel H. Williams, Michael R. Mathews and Gerald P. Barnes. Although there are some differences in benefit levels depending on the employee’s job level and seniority, the basic elements of the employment agreements are comparable for each of these executive officers.

•	Base Salary. Each employment agreement establishes the base salary for the named executive officer, which may be increased, but not decreased on an annual basis.

•	Term and Termination. The employment agreements have no specific term and are subject to termination by either the Company or the named executive officers at any time with or without cause.

•

Covered terminations and severance payments. Under the employment agreements, the named executive officers are eligible for payments if their employment is terminated (a) involuntarily by the company without cause, or (b) for good reason by the employee, as defined in the respective employment agreement. Under the employment agreements for Messrs. Williams, Mathews and Barnes, the following events constitute good reason for termination by the named executive: the occurrence of one or more of the following: (a) a material reduction in the named executive’s base annual salary; (b) involuntary relocation of the named executive’s primary work location more than 50 miles from the current location; (c) a material breach of the employment agreement by the Company; or (d) in the event of a change in control of the Company, the successor to the Company failing to offer the named executive a position having duties, responsibilities, reporting structure, compensation and benefits substantially similar to those enjoyed by the named executive immediately preceding the change in control. Under Mr. Williams’ employment agreement, good reason also includes the completion of a transaction that results in the Company’s stock (or the stock of its successor) not being listed on a U.S. national securities exchange.

•

For Mr. Williams, severance payments consist of 24 months of base salary, payment of a pro rata portion of the then-current target cash bonuses for the year in which the termination occurs (assuming 100% achievement of target objectives), plus a bonus payment equal to 200% of the target cash bonuses (i.e., a 100% payout of target bonuses for the 24-month severance period). For the other named executive officers, severance payments consist of base salary for 12 months and payment of a pro rata portion of the then-current target cash bonuses for the year in which the termination occurs. The Employment Agreements with Messrs. Mathews and Barnes also provide additional “double trigger” assurances following a change in control. In such a situation, in lieu of a pro rata bonus payment, Messrs. Mathews and Barnes would receive a bonus payment equal to a 100% payout of the target bonus for the year in which the termination occurred, but only if his employment is terminated without cause for good reason within twelve months following a change in control.

•

Benefit continuation. In the event of termination of employment without cause or for good reason, the named executive officer’s basic employee benefits such as health insurance would be continued for the duration of the severance period.

•

Accelerated vesting of equity awards. In the event of termination of employment without cause or for good reason, any unvested equity awards at the time of termination of employment that would have vested during the severance period become vested and the post-termination exercise period for stock options will be extended to one-year. In addition, all stock options and restricted stock awards awarded under the Company’s 2005 Stock Incentive Plan and the 2011 Stock Incentive Plan provide for the acceleration of all unvested stock options and restricted stock awards upon a change in control. The employment agreements of the named executive officers also provide upon termination of employment due to death or disability for the acceleration of vesting of stock options and restricted stock awards to the extent such options or awards would have vested during the severance period.

•

Non-solicitation and Noncompetition. Each named executive officer has agreed to non-solicitation and confidentiality provisions in his respective employment agreement. The employment agreements provide that the named executive officers will not solicit customers or employees of the Company during their employment with the Company or following termination for the duration of the applicable severance period. The employment agreements further provide that the named executive officers will not accept employment with certain identified competitors of the Company during their employment or following termination for the duration of the applicable severance period.

•

Tax Matters. The employment agreement with Mr. Williams provides that the Company will indemnify Mr. Williams, on a fully grossed-up basis, for any tax imposed by Section 4999 of the Code on “excess parachute payments” (as defined in Section 280G of the Code) in connection with certain changes in control or under Section 409A of the Code. If any payment due to a named executive officer is subject to a six-month delay pursuant to Section 409A of the Code, the Company will pay the named executive officer interest on such delayed payments.

Severance Agreement with Wayne T. Slomsky

Pursuant to the terms of an offer letter between the Company and Wayne T. Slomsky, Mr. Slomsky will be entitled to severance payments equal to six months’ base pay if his employment is terminated as a result of a change in control.

Indemnification

The Company has agreed to indemnify each of the Company’s named executive officers to the fullest extent permitted by law against any claims or losses arising in connection with such officer’s service to the Company or any affiliate.

Potential Payments Upon Termination Of The Named Executive Officers

The following table sets forth the potential payments upon termination of the named executive officers as of December 31, 2011, assuming the termination event had taken place on December 31, 2011. The amounts shown include amounts earned through December 31, 2011, and are estimates of the amounts which would be paid out to the executives upon their termination following a termination event. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company, and such amounts may be subject to renegotiation at the time of actual termination. The amounts shown for cash severance and bonus payments reflect base salaries in effect as of December 31, 2011. The amounts shown for accelerated vesting of equity incentive awards reflect the market price of shares of restricted stock that would vest upon termination, based upon the closing price of our common stock on December 31, 2011. The amounts shown in the table below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include accrued salary and vacation pay and distributions of plan balances under the DDi Corp. 401(k) plan. The named executive officers are not entitled to any severance benefits upon involuntary termination for cause or voluntary termination without good reason.

Name	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Before Change in Control	Involuntary Termination Without Cause or Voluntary Termination for Good Reason After Change in Control	Death or Disability
Mr. Williams
Cash severance	$900,000	$900,000	—
Bonus payment	$1,350,000	$1,350,000	$450,000
Medical/Welfare benefits	$38,084	$38,084	—
Value of restricted shares accelerated	—	—	—
Value of acceleration of stock options	$238,803	$256,803	—
Total	$2,526,887	$2,544,887	$450,000
Mr. Slomsky
Cash severance	—	$100,000	—
Bonus payment	—	$50,000	—
Medical/Welfare benefits	—	—	—
Value of restricted shares accelerated	—	—	—
Value of acceleration of stock options	—	$4,200	—
Total	$—	$154,200	$—
Mr. Mathews
Cash severance	$300,000	$300,000	—
Bonus payment	$150,000	$150,000	$150,000
Medical/Welfare benefits	$13,941	$13,941	—
Value of restricted shares accelerated	—	—	—
Value of acceleration of stock options	$62,102	$131,703	—
Total	$526,043	$595,644	$150,000
Mr. Barnes
Cash severance	$250,000	$250,000	—
Bonus payment	$200,000	$200,000	$200,000
Medical/Welfare benefits	—	—	—
Value of restricted shares accelerated	—	—	—
Value of acceleration of stock options	$62,102	$131,703	—
Total	$512,102	$581,703	$200,000

Compensation of Directors

Directors who are also employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee. In 2011, we provided the following annual compensation to directors who are not employees:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Stock Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Robert J. Amman	$62,000	—	$39,157	—	$101,157
Jay B. Hunt	$64,000	—	$39,157	—	$103,157
Andrew E. Lietz	$49,000	—	$39,157	—	$88,157
Lloyd I. Miller, III	$30,068	—	$39,157	—	$69,225
Bryant R. Riley	$66,000	—	$39,157	—	$105,157
Steven C. Schlepp	$54,000	—	$39,157	—	$93,157
Carl R. Vertuca, Jr.	$67,000	—	$39,157	—	$106,157

(1)	Under the Company’s director compensation policy each current and future outside director receives a $20,000 annual retainer, plus $2,000 per meeting attended in person or by telephone, or $1,000 for meetings attended by telephone that last less than 2 hours. The Chairman of the Board of Directors and the Chairman of the Audit Committee each receive an additional annual retainer of $15,000. In addition, each other committee chairman receives an additional annual retainer of $10,000. The non-chair members of committees receive a $5,000 annual committee member retainer for each committee on which they serve. All committee members also receive $1,000 per committee meeting attended.
(2)	Reflects the grant date fair value of stock options granted in 2011, calculated in accordance with FASB ASC Topic 718. Additional information related to the calculation of the compensation cost is set forth in Note 9 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Options. Our Board of Directors grants stock options to non-employee directors from time to time. The following table includes certain information with respect to the value of all outstanding and unexercised options previously awarded to the Company’s non-employee directors as of December 31, 2011.

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Robert J. Amman	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	20,000	—	—	$3.59	5/12/2019
	15,000	—	—	$7.76	10/17/2016
	60,000	—	—	$7.79	5/10/2016
	21,428	—	—	$5.67	12/20/2015
	14,285	—	—	$35.00	12/19/2013
Jay B. Hunt	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	20,000	—	—	$3.59	5/12/2019
	15,000	—	—	$7.76	10/17/2016
	60,000	—	—	$7.79	5/10/2016
	21,428	—	—	$5.67	12/20/2015
	14,285	—	—	$35.00	12/19/2013
Andrew E. Lietz	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	14,285	—	—	$35.00	12/19/2013
Lloyd I. Miller, III	—	15,300	—	$8.88	5/17/2021
Bryant R. Riley	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	10,000	—	—	$5.80	12/4/2017
Steven C. Schlepp	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	15,000	—	—	$7.76	10/17/2016
	60,000	—	—	$7.79	5/10/2016
Carl R. Vertuca, Jr.	—	15,300	—	$8.88	5/17/2021
	15,300	—	—	$8.90	5/11/2020
	20,000	—	—	$3.59	5/12/2019
	15,000	—	—	$7.76	10/17/2016
	45,980	—	—	$7.79	5/10/2016
	21,428	—	—	$5.67	12/20/2015
	14,285	—	—	$35.00	12/19/2013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information about the beneficial ownership of our Common Stock as of April 23, 2012 by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding Common Stock;

•	each of our current directors and the director nominees;

•

our chief executive officer and the other officers named in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers” (referred to as the “named executive officers”); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Under the rules of the SEC, beneficial ownership includes shares over which the named stockholder exercises voting and/or investment power. Shares and percentages beneficially owned are based upon the number of shares of our Common Stock outstanding on April 23, 2012, together with options that are exercisable for such respective securities within 60 days of April 23, 2012 for each stockholder. Shares of our Common Stock subject to options that are currently exercisable or will become exercisable within 60 days of April 23, 2012 are deemed outstanding for computing the respective percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

In addition to the beneficial ownership disclosed in the table below, Viasystems filed a Schedule 13D on April 13, 2012 disclosing that, as a result of voting agreements entered with each of our named executive officers and directors in connection with the Merger Agreement (collectively, the “Voting Agreements”), Viasystems has shared voting power with respect to, and may be deemed to beneficially own, all shares of our Common Stock (including shares of Common Stock underlying options) subject to the Voting Agreements. Pursuant to the Voting Agreements, each of our named executive officers and directors have agreed to vote, and have granted to Viasystems an irrevocable proxy to vote, the shares of Common Stock owned by such person in favor of the Merger and the Merger Agreement and against any action or agreement that is contrary to the Merger Agreement. As a result, Viasystems may be deemed to have voting power with respect to the Common Stock owned by our named executive officers and directors; provided however that the Voting Agreement entered into by Bryant R. Riley does not restrict Mr. Riley from selling or otherwise transferring shares of Common Stock beneficially owned by him at any time, and therefore causing such shares to be no longer subject to such Voting Agreement or beneficially owned by Viasystems.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares Owned	Right to Acquire	Total	Percent of Class (2)
Principal Stockholders:
Lloyd I. Miller, III (3)	3,917,062	15,300	3,932,362	19.1%
4550 Gordon Drive
Naples, FL 34102
Royce & Associates, LLC (4)	2,541,250	—	2,541,250	12.4%
745 Fifth Avenue
New York, NY 10151
FMR LLC (5)	1,300,263	—	1,300,263	6.3%
82 Devonshire Street
Boston, MA 02109
Dimensional Fund Advisors LP (6)	1,031,687	—	1,031,687	5.0%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
Named Executive Officers and Directors:
Mikel H. Williams	111,952	689,332	801,284	3.8%
Michael R. Mathews	34,721	138,095	172,816	*
Wayne T. Slomsky	—	5,000	5,000	*
Gerald P. Barnes	20,237	76,667	96,904	*
Robert J. Amman	17,091	161,315	178,406	*
Jay B. Hunt	4,828	161,315	166,143	*
Andrew E. Lietz	23,494	44,886	68,380	*
Lloyd I. Miller, III (3)	3,917,062	15,300	3,932,362	19.1%
Bryant R. Riley (7)	778,667	40,600	819,267	4.0%
Steven C. Schlepp	—	105,600	105,600	*
Carl R. Vertuca, Jr.	1,328	147,295	148,623	*
All Directors and Executive Officers as a group (11 persons)	4,909,380	1,585,405	6,494,785	29.4%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o DDi Corp., 1220 N. Simon Circle, Anaheim, California 92806.
(2)	Percentages are based on 20,538,737 shares of Common Stock outstanding as of April 23, 2012, excluding treasury shares.
(3)	This beneficial ownership information is based on information contained in a Schedule 13D/A filed with the SEC on April 13, 2012.
(4)	This beneficial ownership information is based on information contained in a Schedule 13G/A filed with the SEC on January 11, 2012.

(5)	This beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 14, 2012.
(6)	This beneficial ownership information is based on information contained in an amended Schedule 13G/A filed with the SEC on February 13, 2012. Dimensional Fund Advisors LP (“Dimensional”) is a registered investment advisor under Section 203 of the Investment Advisors Act of 1940. The shares reported are held by various investment companies, group trusts and separate accounts for which Dimensional or one of its subsidiaries acts as an investment advisor. Dimensional and its subsidiaries disclaim beneficial ownership of such securities.
(7)	This beneficial ownership information is based on information contained in a Form 4 filed with the SEC on April 20, 2012. Includes 88,000 shares of Common Stock held by Riley Investment Partners, L.P. and 550,198 shares held in managed accounts of its investment advisory clients. Because Riley Investment Management LLC has sole voting and investment power over Riley Investment Partners, L.P.’s security holdings and certain of its investment advisory clients and Mr. Riley, in his role as the sole manager of Riley Investment Management LLC, controls its voting and investment decisions, Mr. Riley is deemed to be the beneficial owner of such shares. Also includes 100,000 shares of Common Stock owned by B. Riley & Co., LLC. Mr. Riley is the Chairman and sole indirect equity owner of B. Riley & Co., LLC. Includes 10,000 shares owned by B. Riley & Co. Retirement Trust. Mr. Riley is Trustee of the B. Riley & Co. Retirement Trust. Includes 29,800 shares held in custodial accounts for Mr. Riley’s children of which Mr. Riley is the Custodian. Also includes 669 shares of Common Stock held jointly by Bryant and Carleen Riley. Includes options exercisable to purchase 40,600 shares of Common Stock held by Mr. Riley.

No director, officer, affiliate of the Company or record or beneficial owner of more than 5% of the Common Stock or any associate of such person, is a party adverse to the Company or any of its subsidiaries in any material pending legal proceeding or has a material interest adverse to the Company or any of its subsidiaries in any such proceeding.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has four equity compensation plans — the 2003 Management Equity Incentive Plan, the 2003 Directors Equity Incentive Plan, the 2005 Stock Incentive Plan and the 2011 Stock Incentive Plan. The following table sets forth information regarding the number of shares of our Common Stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2011.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities
Equity compensation plans approved by security holders (1)	2,703,617	$7.72	1,361,165
Equity compensation plans not approved by security holders (2)	75,795	$30.87	—
Total	2,779,412	$8.35	1,361,165

(1)	Represents the maximum number of shares of Common Stock that may be issued pursuant to outstanding options, or available for future grant, under the 2003 Directors Equity Incentive Plan, the 2005 Stock Incentive Plan and the 2011 Stock Incentive Plan.
(2)	Represents the maximum number of shares of our Common Stock that may be issued pursuant to outstanding options granted under the 2003 Management Equity Incentive Plan (the “2003 Plan”), which was approved by the Bankruptcy Court in connection with the Company’s Modified First Amended Plan of Reorganization dated as of August 30, 2003. Stock options granted under the 2003 Plan vested in equal installments, with one-third vesting immediately upon grant, one-third after 18 months and one-third after 36 months. The Company no longer grants options under the 2003 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

The Company had no related party transactions since the beginning of 2011 and there are no currently proposed transactions. Related party transactions are transactions in excess of $120,000 involving the Company and its subsidiaries and related persons. Related persons include the Company’s directors, director nominees and executive officers since the beginning of the Company’s 2011 fiscal year and beneficial owners of greater than 5% of any class of the Company’s voting securities and members of their respective immediate Family, as defined in SEC rules.

Review, Approval or Ratification of Transactions with Related Persons

We have a number of policies, procedures and practices that relate to the identification of related party transactions. The Audit Committee charter provides that the Audit Committee shall review and approve all related party transactions. A “related party” includes executive officers and directors of the Company, nominees for directors, greater than 5% beneficial holders of our common stock, and immediate family members of these persons. Transactions with the Company or its affiliates involving amounts in excess of $120,000 in which the related party has a direct or indirect material interest are referred to as “related party transactions. The Audit Committee generally considers all relevant factors when determining whether to approve a related person transaction.

Our Code of Business Conduct and Ethics requires all employees to avoid any situation that involves conflict with their duty to, or with any interest of, the Company to avoid actual or apparent conflicts of interest in personnel and professional relationships.

For information relating to the board, independence of directors, and board committees, their charters and responsibilities, reference is made to Item 10, “Directors, Executive Officers and Corporate Governance – Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

The accounting firm of Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011 and the Audit Committee has again selected Grant Thornton as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

Relationship of the Company with the Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us by Grant Thornton for 2010 and 2011.

	2010	2011
Audit fees	$630,764	$622,322
Audit related fees	37,707	—
Tax fees	98,500	170,126
All other fees	—	—

Total	$766,971	$792,448

Audit fees. This category includes fees for the annual audit of our consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit related fees. This category includes fees relating to due diligence with respect to potential acquisitions.

Tax fees. This category consists of tax services, including tax compliance, tax advice and tax planning.

The Audit Committee of our Board of Directors has established a practice that requires the Audit Committee to pre-approve any audit or permitted non-audit services to be provided by our independent registered public accounting firm, Grant Thornton, in advance of such services being provided. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees, provided that the Chairman reports any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal independent registered public accounting firm. The Audit Committee has approved all of the services and fees stated above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b) Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Amendment No. 1 Annual Report on Form 10-K/A. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	8/10/2005

3.3	Amended and Restated Bylaws of DDi Corp.		8-K		3.2	3/15/2011

10.1*	DDi Corp. 2011 Senior Management Bonus Program		10-K	12/31/2010	10.2	3/15/2011

10.2	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.		10-K	12/31/2011	10.2	2/17/2012

10.3*	Independent Director Compensation Policy		10-K	12/31/2006	10.3	3/12/2007

10.4*	2003 Directors Equity Incentive Plan		S-8		4.3	6/14/2004

10.5*	Form of Stock Option Agreement (2003 Directors Equity Incentive Plan)		S-8		4.4	6/14/2004

10.6*	DDi Corp. 2003 Management Incentive Plan		S-1		10.41	2/12/2004

10.7*	DDi Corp. 2005 Stock Incentive Plan, as Amended		S-8		4.4	11/7/2008

10.8*	Form of Stock Option Agreement under the DDi Corp. 2005 Stock Incentive Plan		8-K		10	12/27/2005

10.9*	Form of Restricted Share Award Agreement under the DDi Corp. 2005 Stock Incentive Plan		8-K		99.2	12/11/2007

10.10*	DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.1	7/29/2011

10.11*	Form of Stock Option Agreement under the DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.2	7/29/2011

10.12*	Form of Restricted Share Award Agreement under the DDi Corp. 2011 Stock Incentive Plan		10-Q	6/30/2011	10.2	7/29/2011

10.13*	Employment Agreement dated April 7, 2008 between DDi Corp. and Mikel H. Williams		8-K		99.1	4/11/2008

10.14*	Employment Agreement dated April 7, 2008 between DDi Corp. and Michael R. Mathews		8-K		99.2	4/11/2008

				Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.15*	Employment Agreement dated April 7, 2008 between DDi Corp. and Gerald Barnes		8-K		99.3	4/11/2008

10.16*	Employment Letter between DDi Corp. and J. Wayne T. Slomsky dated May 31, 2011.		10-Q	6/30/2011	10.4	7/29/2011

10.17	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K		10.1	9/29/2010

10.18	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.		8-K		99.1	3/15/2011

10.19	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.		8-K		10.2	9/29/2010

10.20	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.		8-K		10.3	9/29/2010

10.21	Form of Indemnity Agreement		8-K		10.1	10/25/2010

21.1	Subsidiaries of DDi Corp.		10-K	12/31/2011	21.1	2/17/2012

23.1	Consent of Grant Thornton LLP		10-K	12/31/2011	23.1	2/17/2012

31.1†	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act		10-K	12/31/2011	31.1	2/17/2012

31.2†	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act		10-K	12/31/2011	31.2	2/17/2012

31.3†	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.4†	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1†	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	12/31/2011	32.1	2/17/2012

32.2†	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002		10-K	12/31/2011	32.2	2/17/2012

101.INS	XBRL Instance Document		10-K	12/31/2011	101.INS	2/17/2012

101.SCH	XBRL Taxonomy Extension Schema Document		10-K	12/31/2011	101.SCH	2/17/2012

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-K	12/31/2011	101.CAL	2/17/2012

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-K	12/31/2011	101.DEF	2/17/2012

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-K	12/31/2011	101.LAB	2/17/2012

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-K	12/31/2011	101.PRE	2/17/2012

*	Indicates a management contract or compensatory plan or arrangement
†	Indicates item is furnished but shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Anaheim, state of California, on the 25th day of April, 2012.

DDi CORP.

Date: April 25, 2012	By:	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2012		/s/ WAYNE T. SLOMSKY
Wayne T. Slomsky
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)