Form 10-Q
period 2012-03-31
DDI CORP
filed 2012-04-25
CIK 1104252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, DDi Corp. had 20,538,737 shares of common stock, par value $0.001 per share, outstanding.

DDi Corp.

Form 10-Q for the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$29,177	$31,181
Accounts receivable, net of allowance for bad debts of $509 and $511 as of March 31, 2012 and December 31, 2011, respectively	43,122	39,747
Inventories, net	25,029	23,611
Prepaid expenses and other assets	2,294	2,054

Total current assets	99,622	96,593
Property, plant and equipment, net	54,114	46,904
Goodwill	3,664	3,664
Other assets	749	808

Total assets	$158,149	$147,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,738	$21,739
Accrued expenses and other current liabilities	12,157	14,889
Current portion of long-term debt	1,271	1,076
Income taxes payable	272	233

Total current liabilities	35,438	37,937
Long-term debt	13,785	8,589
Other long-term liabilities	559	568

Total liabilities	49,782	47,094

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock — $0.001 par value, 190,000 shares authorized, 23,475 shares issued and 20,528 shares outstanding at March 31, 2012 and 23,406 shares issued and 20,459 shares outstanding at December 31, 2011	23	23
Additional paid-in-capital	236,756	236,116
Treasury stock, at cost — 2,947 shares held in treasury at March 31, 2012 and December 31, 2011, respectively	(16,323)	(16,323)
Accumulated other comprehensive income	1,049	526
Accumulated deficit	(113,138)	(119,467)

Total stockholders’ equity	108,367	100,875

Total liabilities and stockholders’ equity	$158,149	$147,969

The accompanying notes are an integral part of these consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$68,913	$66,459
Cost of goods sold	53,579	52,307

Gross profit	15,334	14,152
Operating expenses:
Sales and marketing	4,457	4,638
General and administrative	4,025	3,959
Amortization of intangible assets	—	190
Restructuring and other related charges	68	—

Total operating expenses	8,550	8,787

Operating income	6,784	5,365
Non-operating (income) expense:
Interest expense	200	387
Interest income	(4)	(5)
Other expense (income), net	213	(86)

Income before income tax expense	6,375	5,069
Income tax expense	46	64

Net income	$6,329	$5,005

Net income per share:
Basic	$0.31	$0.25
Diluted	$0.30	$0.24
Dividends paid per share	$0.12	$0.10
Weighted-average shares used in per share computations:
Basic	20,499	20,226
Diluted	21,242	21,190

	Three Months Ended March 31,
	2012	2011
Comprehensive income:
Net income	$6,329	$5,005
Foreign currency translation adjustments	523	433

Comprehensive income	$6,852	$5,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DDi CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended Marc h 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,329	$5,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,502	2,139
Amortization of intangible assets	—	190
Amortization of debt issuance costs	60	61
Amortization of deferred lease liability	—	(110)
Stock-based compensation	235	269
Other	7	(37)
Changes in operating assets and liabilities:
Accounts receivable	(3,112)	(2,752)
Inventories	(1,286)	(2,699)
Prepaid expenses and other assets	(204)	(818)
Accounts payable	(113)	(544)
Accrued expenses and other liabilities	(308)	(2,224)
Income taxes payable	15	(77)

Net cash provided by (used in) operating activities	4,125	(1,597)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of property and equipment	(9,350)	(2,359)

Net cash used in investing activities	(9,350)	(2,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5,625	—
Principal payments on long-term debt	(380)	(507)
Proceeds from exercise of stock options	410	308
Cash dividend payments to common shareholders	(2,465)	(2,028)

Net cash provided by (used in) financing activities	3,190	(2,227)

Effect of exchange rate changes on cash and cash equivalents	31	(118)

Net decrease in cash and cash equivalents	(2,004)	(6,301)
Cash and cash equivalents, beginning of period	31,181	28,347

Cash and cash equivalents, end of period	$29,177	$22,046

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

On April 3, 2012, the Company entered into a merger agreement to be acquired by Viasystems Group, Inc. (“Viasystems”), a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Under the terms of the merger agreement, Viasystems will acquire all of the outstanding common stock of DDi Corp. (see Note 11 – Subsequent Events).

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of DDi Corp. and its wholly-owned subsidiaries (referred to herein as the “Company”, “DDi”, “we”, “our” or “us”). All intercompany transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

All financial data are presented in US Dollars. Certain data from 2010 was reclassified to conform to the current period presentation.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, the valuation of stock-based compensation, and the valuation of long-lived assets and goodwill. In addition, we have other accounting policies that involve estimates such as allowance for doubtful accounts, inventory reserves, warranty reserves, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Recent Accounting Pronouncements

The Company has adopted various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

NOTE 2. INVENTORIES

Inventory obsolescence — We purchase raw materials in quantities that we anticipate will be fully used in the near term. However, changes in operating strategy, such as the closure of a facility or changes in technology can limit our ability to effectively utilize all of the raw materials purchased. If inventory is not utilized, then an inventory impairment may be recorded.

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories are stated at the lower of cost (determined on a first-in, first-out or average cost basis) or market and consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$11,226	$10,920
Work-in process	8,908	8,006
Finished goods	4,895	4,685

Total	$25,029	$23,611

NOTE 3. REVOLVING CREDIT FACILITY

On September 23, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender. On March 14, 2011, we entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25.0 million, with a Canadian sub-limit of $10.0 million. Pursuant to its terms and subject to the conditions set forth therein, the aggregate principal amount of the March 2011 Credit Agreement may be increased from $25.0 to $40.0 million. The maturity date of the March 2011 Credit Agreement is September 23, 2013.

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

Availability under the March 2011 Credit Agreement is based on various borrowing base tests, including our eligible accounts receivable and inventories. As of March 31, 2012, we had no borrowings outstanding under the March 2011 Credit Agreement and availability under the facility was above the applicable measurement levels.

NOTE 4. LONG-TERM DEBT

Key Bank

The Company has a term loan with Key Bank secured by the Company’s building located in North Jackson, Ohio. The loan has a principal balance of approximately $0.7 million at March 31, 2012, requires monthly payments of approximately $20,000 plus accrued interest, and bears interest at LIBOR plus 1.5% (1.74% at March 31, 2012). The note matures in April 2015.

Business Development Bank of Canada

There are two existing loans with Business Development Bank of Canada (the “BDC”) – an infrastructure loan and an equipment loan. The BDC loans are secured by the land and building of the Company’s Sheppard Avenue facility located in Toronto, Ontario, and the loan balance is guaranteed by us, a requirement of the BDC. The BDC loans require the Company to maintain an available funds coverage ratio of 1.5. As of March 31, 2012, we are in compliance with all required covenants.

The infrastructure loan was provided to finance the completion of the Company’s Sheppard Avenue facility. The infrastructure loan has a principal balance of approximately $4.4 million as of March 31, 2012, requires monthly principal payments of approximately $22,000, and accrues interest at BDC’s floating base rate (4.25% at March 31, 2012). The loan matures in October 2028.

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The equipment loan has a principal balance of approximately $1.5 million as of March 31, 2012, requires monthly principal payments of approximately $36,000, and accrues interest at the 1-month floating base rate plus 0.6% (3.35% at March 31, 2012). The loan matures in October 2015.

The Company also had a building loan with BDC, which matured in March 2012 and had been paid in full.

Zions Bank Mortgage

The Company has a mortgage with Zions Bank with a principal balance of approximately $1.5 million as of March 31, 2012, secured by the land and building of our Cuyahoga Falls, Ohio facility. The mortgage requires monthly principal and interest payments of approximately $11,000, accrues interest at the Federal Home Loan Bank of Seattle rate plus 2% (7.07% at March 31, 2012), and matures during 2032.

GE Real Estate Mortgage

The Company has a mortgage with GE Real Estate, with a principal balance of $1.3 million as of March 31, 2012, secured by the land and building of our Littleton, Colorado facility. The mortgage requires monthly interest and principal payments of approximately $11,000, accrues interest at a fixed rate of 7.55% per annum, and matures in February 2032.

Wells Fargo Mortgage

On March 28, 2012, DDi Global Corp. (the “Borrower”), a subsidiary of the Company, entered into a credit agreement dated March 28, 2012 between the Borrower and Wells Fargo Bank (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement provides for a term loan (the “Term Loan”) of $5.625 million maturing on March 31, 2019. The Term Loan bears interest at a rate equal to 4.326% per annum. Repayment of the term loan will be amortized over fifteen years, with monthly payments of approximately $42,500, and a balloon payment at maturity. The Borrower is permitted to make voluntary prepayments on the Term Loan in minimum increments of $100,000 upon the payment of a yield maintenance prepayment fee. The Loan Agreement requires the Borrower to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0 and contains other customary covenants.

The obligations under the Term Loan are guaranteed by DDi Corp. and certain of the Company’s existing wholly-owned subsidiaries. The Term Loan is secured by a first-priority mortgage on the Company’s recently-acquired facility located in Anaheim, California, pursuant to the terms of a deed of trust.

NOTE 5. PRODUCT WARRANTY

The Company accrues warranty expense, including cost for other damages beyond our products in some cases, which is included in cost of goods sold, at the time revenue is recognized. Management estimates future warranty obligations related to defective PCBs at the time of shipment, based upon the relationship between historical sales volumes and anticipated costs. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost of repair. Management assesses the adequacy of the warranty accrual each quarter. To date, actual warranty claims and costs have been in line with the management’s estimates. The warranty accrual is included in accrued expenses and other current liabilities.

Changes in the Company’s warranty reserves were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$1,096	$1,167
Warranties issued during the period	664	1,131
Warranty expenditures	(666)	(1,007)

Ending Balance	$1,094	$1,291

NOTE 6. INCOME TAXES

The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which established standards of financial accounting and reporting for income taxes that result from an entity’s activities during the current and preceding years. The Company has $0.3 million of total gross unrecognized tax benefits at March 31, 2012 and December 31, 2011, respectively. If recognized in future periods there would be a favorable effect of $0.2 million

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to the effective tax rate. Management anticipates a decrease of approximately $0.2 million in the tax contingency reserve during the remainder of 2012 due to statute expirations. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Canadian income tax matters have been examined through 2008. State jurisdictions that remain subject to examination range from 2005 to 2009.

The Company’s effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of utilization of tax loss carryforwards and to a lesser extent, research and development credits, and state income taxes. The reduced income tax rate in 2012 was primarily the result of reserved net operating loss carryforwards and tax credits available to offset profitable operating results in 2012.

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

The Company uses the Black-Scholes option pricing model and applies the single-option valuation approach to the stock option valuation to determine the fair value of stock options. The fair value of restricted stock awards and restricted stock units is determined using the closing market price of DDi’s common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for time-based vesting awards of stock options, restricted stock awards and restricted stock units. Certain of the stock options may vest on an accelerated basis.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, risk-free interest rates, dividend rate, and expected term.

There were 22,500 stock options granted during the three months ended March 31, 2012 and 15,000 stock options granted during the three months ended March 31, 2011. As of March 31, 2012, the total compensation cost related to non-vested stock options not yet recognized was $1.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over the remaining weighted-average period of approximately 1.7 years.

In connection with the impending merger with Viasystems (See Note 11 – Subsequent Events), all unvested outstanding options as of the effective time will be accelerated.

The following table summarizes the Company’s stock option activity under all the plans for the three months ended March 31, 2012:

	Options Outstanding (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2011	2,779	$8.35	6.32	$5,911
Granted	23	$10.88
Exercised	(80)	$5.09		$462
Forfeited	(9)	$9.96

Balance as of March 31, 2012	2,713	$8.47	6.1	$12,881

Options exercisable as of March 31, 2012	1,883	$8.53	4.8	$9,659

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted price of DDi’s common stock for those awards that have an exercise price below the quoted price at March 31, 2012.

Restricted Stock

There were no grants of restricted stock awards during the three months ended March 31, 2012 and 2011. All previously granted restricted stock became fully vested in October 2011. As of March 31, 2012, there is no compensation cost related to restricted stock awards that remains to be recognized.

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation Expense

The following table sets forth expense related to stock-based compensation (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense:
Cost of goods sold	$78	$78
Sales and marketing expenses	34	37
General and administrative expenses	123	154

Total stock-based compensation expense	$235	$269

NOTE 8. SEGMENT REPORTING

Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment related to the design, development, manufacture and test of complex PCBs. Net sales are attributed to the country in which the customer buying the product is located.

The following table summarizes net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales:
North America (1)	$61,257	$60,639
Asia	6,459	4,700
Other	1,197	1,120

Total	$68,913	$66,459

(1)	The majority of sales in North America are to customers located in the United States.

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

The following table sets forth the calculation of basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Weighted-average shares of common stock outstanding—basic	20,499	20,226
Weighted-average common stock equivalents	743	964

Weighted-average shares of common stock outstanding—diluted	21,242	21,190

Net income	$6,329	$5,005
Net income per share—basic	$0.31	$0.25
Net income per share—diluted	$0.30	$0.24

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011, common shares issuable upon exercise of outstanding stock options and vesting of restricted stock of 1,970,582 and 1,493,407, respectively, were excluded from the diluted net income per common share calculation as their impact would have been anti-dilutive.

NOTE 10. DIVIDENDS

We have paid quarterly cash dividends since the second quarter of 2010. On December 13, 2011, the board of directors declared a cash dividend of $0.12 per share. It was paid on March 30, 2012 (the “Payment Date”) to stockholders of record as of March 15, 2012 (the “Record Date”).

DDi Corp. is a Delaware corporation. Delaware code allows a corporation to declare and pay dividends out of the corporations “surplus”, which is defined as total assets minus total liabilities minus par value of issued stock. DDi had a positive surplus balance as defined by Delaware law of $108.3 million as of March 31, 2012. When the Company records a dividend, the charge is recorded to additional paid-in capital as opposed to retained earnings since the Company has an accumulated deficit.

The payment of future cash dividends will be at the discretion of the board of directors and will depend upon earning levels, capital requirements and alternative uses of cash.

The merger agreement with Viasystems imposes certain restrictions on DDi’s ability to pay future dividends. (see Note 11 – Subsequent Events).

NOTE 11. SUBSEQUENT EVENTS

On April 3, 2012, the Company entered into a merger agreement to be acquired by Viasystems Group, Inc. (“Viasystems”), a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Under the terms of the merger agreement, Viasystems will acquire all of the outstanding common stock of DDi Corp.

The Company’s Board of Directors has unanimously approved the merger and the related agreement and plan of merger, which must also be approved by a majority of the Company’s stockholders entitled to vote thereon and is expected to be completed late in the second quarter or early in the third quarter of 2012.

Pursuant to the merger agreement, the Company has agreed not to declare, set aside, make or pay additional dividends without the consent of Viasystems until the earlier of the consummation of the merger or the termination of the merger agreement, except that DDi’s board is permitted to declare a second quarter dividend of $0.12 per share of DDi’s common stock, provided the record date for such dividend is set no earlier than June 30, 2012. Should the merger be consummated prior to this record date, this dividend would not be paid. Such dividend has not been declared as of the date of this Quarterly Report on Form 10-Q.

NOTE 12. RESTRUCTURING

During the first quarter of 2012, the Company completed the purchase of a new manufacturing facility located in Anaheim, CA. Additionally, the board approved, committed to and initiated a plan to exit the current Anaheim manufacturing facility. The Company estimates restructuring charges associated with this move between $2.5-$3.0 million. The move will be completed before the end of the year. Exit costs primarily consist of clean-up costs associated with returning the current leased facilities to its original condition as well as move related costs. For the three months ended March 31, 2012, the Company incurred $68,000 of restructuring costs, which is included as a separate component within operating expenses. There were no restructuring charges for the three months ended March 31, 2011.

NOTE 13. FAIR VALUE MEASUREMENTS

The Company applies fair value measurements to assets and liabilities reported in its financial statements based on a market participant to acquire an asset or settle a liability. The Company applies a hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

DDI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by market data.

The Company has no financial assets or liabilities that are remeasured on a recurring basis, and management has not elected the fair value option for any other assets or liabilities.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company is involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages. The Company believes as of the date of this report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its unaudited condensed consolidated financial statements. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the Company’s unaudited condensed consolidated financial statements.

On April 5, 2012, a purported class action lawsuit on behalf of the Company’s stockholders was filed in Superior Court, Orange County, State of California, captioned Irving S. Braun, et. al. v. DDi Corp., et. al., Case No. 30-2012-00559763-CU-BT-CXC. On April 5, 2012, another purported class action lawsuit was filed in Superior Court, Orange County, State of California, on behalf of our stockholders captioned Lousiana Municipal Police Employees’ Retirement System v. DDi Corp., et. al., Case No. 30-2012-00559772-CU-BT-CXC. On April 9, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware captioned Joseph P. Daly v. DDi Corp., et. al., Civil Action No. 7407-VCG.

On April 23, 2012, another purported class action lawsuit was filed in Superior Court, Orange County, State of California, on behalf of our stockholders captioned Edward Jennings v. DDi Corp., et. al., Case No. 30-2012-00564093-CU-BT-CXC.

These complaints name as the primary defendants, DDi Corp., Viasystems, Victor Merger Sub Corp., and the members of the Company’s board of directors and generally allege, among other things, that (i) that the members of our board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, (ii) that the members of our board of directors engaged in an unfair process and agreed to a price that allegedly fails to maximize value for stockholders and (iii) that DDi, Viasystems and merger sub aided and abetted the board members’ alleged breach of fiduciary duties. These complaints seek, among other things, to enjoin the transaction until corrective actions are taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. We, the members of our board of directors and each of the other named defendants intend to defend ourselves vigorously in these actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2012. As used herein, the “Company,” “we,” “us,” or “our” means DDi Corp. and its wholly-owned subsidiaries. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in DDi Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).

Some of the statements in this section contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in in our Form 10-K including, but not limited to, expenses and other risks associated with the announced merger agreement between DDi and Viasystems Group, Inc.; the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of credit for DDi and its customers; the impact of potential decreases in U.S. defense spending; the costs and potential business disruption associated with the relocation of our Anaheim operations and corporate headquarters; the level of demand and financial performance of the major industries we serve, including, without limitation, communications, computing, military/aerospace, industrial electronics, instrumentation and medical; increased competition; increased costs; the impact of state, federal or foreign legislation or regulation; investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; and other factors identified from time to time in our filings with the U. S. Securities and Exchange Commission (“SEC”).

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

Our Company

We are a leading provider of time-critical, technologically-advanced printed circuit board (“PCB”) engineering and manufacturing services. We specialize in engineering and fabricating complex multi-layer PCBs on a quick-turn basis, with lead times as short as 24 hours, and in manufacturing products with high levels of complexity and reliability with low-to-moderate production volumes. We have over 1,000 PCB customers in various market segments including communications, computing, military/aerospace, industrial electronics, instrumentation, medical and high-durability commercial markets. Our customers include both original equipment manufacturers (“OEMs”) and electronic manufacturing services (“EMS”) providers. With such a broad customer base and approximately 50 new PCB designs tooled per day, we have accumulated significant process and engineering expertise. Our core strength is developing innovative, high-performance solutions for customers during the engineering, test and launch phases of new electronic product development and supporting long-term requirements for low and mid-volume requirements,, such as those required by the military/aerospace market. Our entire organization is focused on rapidly and reliably filling complex customer orders and building long-term customer relationships. Our engineering capabilities and seven manufacturing facilities located in the United States and Canada, together with our relationships with suppliers in Asia, enable us to respond to time-critical orders and technology challenges for our customers.

On April 3, 2012, we entered into a merger agreement to be acquired by Viasystems Group, Inc. (“Viasystems”), a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. Under the terms of the merger agreement, Viasystems will acquire all of the outstanding common stock of DDi Corp. For a description of the merger agreement, see Note 11 of the notes to unaudited consolidated financial statements - Subsequent Events.

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

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 24 to 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K. We believe that as of March 31, 2012 there had been no material changes to this information.

Results of Operations - Summary

We exited the first quarter of 2012 with record bookings of $74.2 million, representing a book-to-bill ratio of 1.08. Net sales grew both sequentially and year over year. We continue to manage our costs and drive bottom line performance. We also have invested heavily in our capabilities, both in equipment across the business and with purchasing a new facility in Anaheim, California. As we continue to execute on our strategy, we believe our technical capabilities, our sales distribution network and our extensive customer base continue to position us to exceed the anticipated mid-single digit annual growth rate for the North American PCB industry in 2012 and take incremental market share.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following tables set forth select data from our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income(in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales	$68,913	$66,459	$2,454	3.7%
Cost of goods sold	53,579	52,307	1,272	2.4%

Gross profit	$15,334	$14,152	$1,182	8.4%

Gross profit as a percentage of net sales	22.3%	21.3%

Net Sales

Net sales are derived from the engineering and manufacture of complex, technologically-advanced multi-layer PCBs.

Net sales increased $2.5 million, to $68.9 million for the three months ended March 31, 2012, from $66.5 million for the three months ended March 31, 2011. The increase in net sales was primarily due to stronger demand for products in the communications, computer, consumer electronics and automotive end markets. These increases were partially offset by lower net sales in the military and aerospace, instrumentation and medical and business retail end markets.

Gross Profit

Gross profit increased $1.2 million, or 8.4%, to $15.3 million for the three months ended March 31, 2012, compared to $14.2 million, or 21.3% of net sales, for the three months ended March 31, 2011. The increase in gross profit was primarily due to higher net sales, lower labor costs and overhead.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Sales and marketing expenses	$4,457	$4,638	$(181)	(3.9%)
Percentage of net sales	6.5%	7.0%

Sales and marketing expenses decreased by $0.2 million, or 3.9%, to $4.5 million, or 6.5% of net sales, for the three months ended March 31, 2012, compared to $4.6 million, or 7% of net sales, for the three months ended March 31, 2011. The decrease in sales and marketing was primarily due to lower variable compensation.

General and Administrative

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
General and administrative expenses	$4,025	$3,959	$66	1.7%
Percentage of net sales	5.8%	6.0%

General and administrative expenses remained relatively flat for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 at $4.0 million.

Amortization of Intangibles

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Amortization of intangible assets	$—	$190	$(190)	(100.0%)

Amortization of intangible assets relates to customer relationships identified in connection with the purchase of Sovereign Circuits Inc. in the fourth quarter of 2006. These intangible assets completely amortized in October of 2011.

Restructuring and Other Related Charges

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Restructuring and other related charges	$68	$—	$68	100.0%

Restructuring charges primarily consist of clean-up costs associated with returning the current leased facilities to its original condition as well as move related costs. For the three months ended March 31, 2012, the Company incurred $68,000 of costs related to the Anaheim facility move. There were no restructuring charges for the three months ended March 31, 2011.

Interest Expense, Net

	Three Months Ended March 3 1,
	2012	2011	$ Change	% Change
Interest expense	$200	$387	$(387)	(100.0%)
Interest income	(4)	(5)	5	(100.0%)

Interest expense, net	$196	$382	$(382)	(100.0%)

Net interest expense consists of amortization of debt issuance costs, interest expense associated with long-term leases,

and interest on six asset-backed term loans. Net interest expense decreased $0.2 million for the three months ended March 31, 2012 compared to $0.4 million for the same period in 2011. The decrease was primarily due to lower overall principal balances on our loans, as well as the termination of the long-term lease in September 2011.

Other Income (Expense)

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Other expense (income)	$213	$(86)	$299	(347.7%)

Net other expense (income) consists of foreign exchange transaction gains or losses related to our Canadian operations and other miscellaneous non-operating items.

Income Tax Expense

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Income tax expense	$46	$64	$(18)	(28.1%)

The Company recorded income tax expense for the three months ended March 31, 2012 of $46,000, or 0.7% of pre-tax income, compared to income tax expense of $64,000, or 1.2% of pre-tax income, for the three months ended March 31, 2011. The decrease was primarily due to higher than historical Canadian income tax expense in the first quarter of 2011. Our effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of utilization of tax loss carryforwards and to a lesser extent, research and development credits, state income taxes and our continuous evaluation of the realization of our deferred tax assets and uncertain tax positions, and the impact of the recognition of the tax benefit of net operating loss carryforwards to the extent of current earnings.

Liquidity and Capital Resources

	As of March 31,
	2012	2011
	(Dollars in thousands)
Working capital	$64,184	$58,656
Current ratio (current assets to current liabilities)	2.8 : 1.0	2.5 : 1.0
Cash and cash equivalents	$29,177	$31,181
Long-term debt, including current portion	$15,056	$9,665

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

As of March 31, 2012, we had cash and cash equivalents of $29.2 million and $64.2 million of working capital compared to $31.2 million of cash and cash equivalents and $58.7 million of working capital as of December 31, 2011.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,125	$(1,597)
Investing activities	(9,350)	(2,359)
Financing activities	3,190	(2,227)
Effect of exchange rates on cash	31	(118)

Net decrease in cash and cash equivalents	$(2,004)	$(6,301)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $4.1 million compared to net cash used of $1.6 million for the three months ended March 31, 2011. The operating activities that affected cash consisted primarily of net income, which totaled $6.3 million for the three months ended March 31, 2012 compared to $5.0 million for the three months ended March 31, 2011. The increase in our net income for the three months ended March 31, 2012 compared to three months ended March 31, 2011was primarily attributable to higher sales and improved gross margin, with continued success in driving operational efficiencies throughout the organization.

The adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31, 2012 that did not affect cash primarily consisted of depreciation of $2.5 million, stock-based compensation of $0.2 million and amortization of debt issuance costs of $60,000.

Cash flows from operations include uses of cash of $3.1 million related to an increase in accounts receivable as a result of higher net sales, $1.3 million related to an increase in inventory primarily due to an increase in the cost of raw materials, as well as an increase in work in process and finished goods to support our new customer orders. Cash flows from operations also included a $0.1 million increase in accounts payable which was primarily related to the timing of inventory purchases and payments to our suppliers. In addition, we used $0.3 million of cash from operations for accrued expenses and other liabilities primarily resulting from a reduction in accrued compensation and professional fees. Prepaid expenses and other assets used $0.2 million of cash primarily relating to the timing of the amortization of various prepaid expenses.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $9.4 million compared to $2.4 million for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 was due to the purchase of the new building in Anaheim, California for $7.5 million and purchases of capital equipment to extend our technical capabilities. Cash used in investing activities for the three months ended March 31, 2011 was primarily due to the purchase of equipment for our facilities as well as building improvements to some of our facilities.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 was $3.2 million compared to cash used of $2.2 million for the three months ended March 31, 2011. Cash provided by financing activities for the three months ended March 31, 2012 was primarily due to proceeds from the Wells Fargo mortgage of $5.625 million used to refinance our new building and proceeds from the exercise of stock options of $0.4 million, partially offset by cash dividends paid to common shareholders of $2.5 million and principal payments on long-term debt of $0.4 million. Cash used in financing activities for the three months ended March 31, 2011 is attributable to cash dividend payments to common shareholders of $2.0 million, principal payments of long-term debt of $0.5 million, partially offset by proceeds from the exercise of stock options of $0.3 million.

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

On March 28, 2012, DDi Global Corp. (the “Borrower”), a subsidiary of the Company, entered into a Credit Agreement, dated March 28, 2012, between the Borrower and Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to finance the purchase of the new Anaheim facility. The Wells Fargo Credit Agreement provides for a term loan (the “Term Loan”) of $5.625 million maturing on March 31, 2019. The Term Loan will bear interest at a rate equal to 4.326% per annum. Repayment of the term loan will be amortized over fifteen years, with monthly payments of approximately $42,500, and a balloon payment at maturity. The Borrower is permitted to make voluntary prepayments on the Term Loan in minimum increments of $100,000 upon the payment of a yield maintenance prepayment fee. The Loan Agreement requires the Borrower to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0 and contains other customary covenants. The obligations under the Term Loan are guaranteed by DDi Corp. and certain of the Company’s existing wholly-owned subsidiaries. The Term Loan is secured by a first-priority mortgage on the Company’s recently-acquired facility located in Anaheim, California, pursuant to the terms of a deed of trust.

Revolving Credit Facilities

JPMorgan Chase Credit Agreement. On September 23, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender. On March 14, 2011, we entered into an amendment (the “March 2011 Credit Amendment”) to the Credit Agreement dated September 23, 2010. The March 2011 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $25.0 million, with a Canadian sub-limit of $10.0 million. Pursuant to its terms and subject to the conditions set forth therein, the aggregate principal amount of the March 2011 Credit Agreement may be increased from $25.0 to $40.0 million. The maturity date of the March 2011 Credit Agreement is September 23, 2013.

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

Availability under the March 2011 Credit Agreement is based on various borrowing base tests, including our eligible accounts receivable and inventories. As of March 31, 2012, we had no borrowings outstanding under the March 2011 Credit Agreement and availability under the facility was above the applicable measurement levels.

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

Interest Rate Risk

Variable Rate Debt

In connection with our acquisitions of Sovereign and Coretec, we assumed variable-rate debt including notes payable and mortgages previously used to finance the purchase of certain real estate holdings, infrastructure or plant and equipment, as well as our March 2011 Credit Agreement. The interest rates on our variable rate debt are tied to various floating base rates such as the London Interbank Offered Rate (“LIBOR”). These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. However, we do not believe such exposure is material to our consolidated financial position or liquidity.

At March 31, 2012, we had $8.1 million outstanding under such agreements at interest rates ranging from 1.74% to 7.07% per annum.

Fixed Rate Debt

The fair market value of our two long-term fixed interest rate mortgages are subject to interest rate risk. As of March 31, 2012, we have two fixed rate loans, one in connection with our acquisition of Coretec (7.55%), and the Wells Fargo loan (4.326%) that was used to finance the new Anaheim, CA facility. If interest rates fall, we will be locked into paying above-market interest rates on our fixed-rate mortgages unless we can refinance at more advantageous rates. Conversely, if interest rates rise we may benefit from paying below-market interest rates on our fixed-rate mortgages. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

A portion of the sales and expenses of our Canadian operations are transacted in Canadian dollars, which is deemed to be the functional currency for our Canadian entity. Thus, assets and liabilities are translated to U.S. dollars at period-end exchange rates in effect. Sales and expenses are translated to U.S. dollars using an average monthly exchange rate. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity, except for translation adjustments related to an intercompany note denominated in Canadian dollars between our U.S. entity and our Canadian entity. Settlement of the note is planned in the foreseeable future; therefore, currency adjustments are included in determining net income for the period, and could have a material impact on results of operations and cash flows in the event of significant currency fluctuations. Gains and losses on foreign currency transactions are included in operations. We have foreign currency translation risk equal to our net investment in those operations. We do not use forward exchange contracts to hedge exposures to foreign currency denominated transactions and do not utilize any other derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended December 31, 2011 (the “Form 10-K”) for a summary of our previously reported legal proceedings. Since the date of the Form 10-K, there have been no material developments in previously reported legal proceedings.

On April 5, 2012, a purported class action lawsuit on behalf of the Company’s stockholders was filed in Superior Court, Orange County, State of California, captioned Irving S. Braun, et. al. v. DDi Corp., et. al., Case No. 30-2012-00559763-CU-BT-CXC. On April 5, 2012, another purported class action lawsuit was filed in Superior Court, Orange County, State of California, on behalf of our stockholders captioned Lousiana Municipal Police Employees’ Retirement System v. DDi Corp., et. al., Case No. 30-2012-00559772-CU-BT-CXC. On April 9, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware captioned Joseph P. Daly v. DDi Corp., et. al., Civil Action No. 7407-VCG.

On April 23, 2012, another purported class action lawsuit was filed in Superior Court, Orange County, State of California, on behalf of our stockholders captioned Edward Jennings v. DDi Corp., et. al., Case No. 30-2012-00564093-CU-BT-CXC.

These complaints name as the primary defendants, DDi Corp., Viasystems, Victor Merger Sub Corp., and the members of the Company’s board of directors and generally allege, among other things, that (i) that the members of our board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, (ii) that the members of our board of directors engaged in an unfair process and agreed to a price that allegedly fails to maximize value for stockholders and (iii) that DDi, Viasystems and merger sub aided and abetted the board members’ alleged breach of fiduciary duties. These complaints seek, among other things, to enjoin the transaction until corrective actions are taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. We, the members of our board of directors and each of the other named defendants intend to defend ourselves vigorously in these actions.

Item 1A.	Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 17, 2012.

We have recently announced a merger agreement with Viasystems which requires the approval of our shareholders. If the merger is not completed, our results of operations or stock price may be negatively impacted.

On April 4, 2012, we announced that we had entered into a merger agreement to be acquired by Viasystems. The merger requires the approval of our stockholders and certain other conditions and is expected to be complete in the second quarter of fiscal 2012. However, if such approval is not obtained or the merger transaction is not completed for any other reason, our operations or stock price may be negatively impacted. The impacts of a merger failure may include:

•	the required payment of Viasystems’ expenses or a termination fee up to $9.8 million;

•	reduced net sales as a result of our customers’ response to the anticipated merger, or the failure to complete the merger transaction;

•	reduced operational efficiency resulting from diversion of management resources;

•	the requirement to replace employees that terminated employment in anticipation of the merger completion; or

•	a stock price decline due to shareholder and market perception of a merger failure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None

Item 5.	Other Information

On April 23, 2012, the Board of Directors of the Company adopted an amendment to the DDi Corp. Senior Management Bonus Program for the fiscal year ending December 31, 2012 (as amended, the “2012 Bonus Program”) to clarify the calculation and payment of bonuses under the 2012 Bonus Program upon the completion of the pending merger with Viasystems. Under the 2012 Bonus Program, as amended, upon a change in control: (i) the bonus measurement period for purposes of calculating performance will terminate as of the effective time of the merger, (ii) the amount of any bonus under the 2012 Bonus Program will be calculated based upon performance results through the effective time of the merger, and (iii) the amount of any bonuses actually paid will be equal to the pro rata portion of the bonus so calculated attributable to the period from January 1, 2012 to the effective time of the merger (but guaranteed in no event to be less than 50% of the annual target bonus). Payments of bonuses will be made as follows after the consummation of the merger: (a) distributions of bonuses will be made in the first quarter of 2013 for employees who continue to be employed by the Company at such time; (b) distributions of bonuses will be made as soon as practicable following an employee’s termination date if a the employee is terminated without cause or resigns voluntarily for good reason.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among DDi, Viasystems and Merger Sub, dated April 3, 2012		8-K		2.1	4/4/2012

3.1	Amended and Restated Certificate of Incorporation of DDi Corp.		8-K		3.1	12/13/2003

3.2	Amended and Restated Bylaws of DDi Corp.		8-K	3/10/2011	3.2	3/15/2011

10.1	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.		10-K	12/31/2011	10.2	2/17/2012

10.2	DDi Corp. 2012 Senior Management Bonus Program, as amended	X

10.3	Credit Agreement, dated March 28, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A,	X

10.4	Promissory Note dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.	X

10.5	Guaranty dated March 28, 2012 by DDi Corp. in favor of Wells Fargo Bank, N.A.	X

10.6	Deed of Trust and Assignment of Rents and Leases dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.	X

10.7	Letter Agreement dated April 3, 2012 between DDi Corp. and Mikel H. Williams	X

31.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

31.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Rule 13a-14 of the Securities Exchange Act	X

32.1	Certification of Chief Executive Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer of DDi Corp., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DDi Corp. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DDi CORP.

Date: April 25, 2012	/s/ MIKEL H. WILLIAMS
Mikel H. Williams
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2012	/s/ WAYNE T. SLOMSKY
Wayne T. Slomsky
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)